Form 10-Q
period 2020-06-30
Fusion Acquisition Corp.
filed 2020-08-14
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39346

Fusion Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-0849243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, 5th Floor New York, New York 10065
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

As of August 14, 2020 there were 35,000,000 shares of Class A common stock and 8,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FUSION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

FUSION ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2020

(Unaudited)

ASSETS
Current assets:
Cash	$1,410,783
Prepaid expenses and other current assets	28,116
Total Current Assets	1,438,899

Cash held in Trust Account	350,000,000
TOTAL ASSETS	$351,438,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred underwriting fee payable	$13,150,000
Total Liabilities	13,150,000

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 33,328,889 shares at $10.00 per share	333,288,890

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,671,111 issued and outstanding (excluding 33,328,889 shares subject to possible redemption)	167
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding	875
Additional paid-in capital	5,001,029
Accumulated deficit	(2,062)
Total Stockholders’ Equity	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,438,899

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	For the Period from March 6, 2020 (Inception) Through June 30,
	2020	2020

Formation and operating costs	$1,062	$2,062
Net Loss	$(1,062)	$(2,062)

Weighted average shares outstanding of Class A common stock, basic and diluted	35,000,000	35,000,000

Basic and diluted net income per common share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	8,750,000	8,750,000

Basic and diluted net loss per common share, Class B	$(0.00)	$(0.00)

 The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2020 AND

FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 6, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	8,768,750	877	24,123	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — March 31, 2020	—	—	8,768,750	877	24,123	(1,000)	24,000

Sale of 35,000,000 Units, net of underwriting discounts and offering expenses	35,000,000	3,500	—	—	330,162,461	—	330,165,961

Sale of 8,100,000 Private Placement Warrants	—	—	—	—	8,100,000	—	8,100,000

Forfeiture of Founder Shares	—	—	(18,750)	(2)	2	—	—

Common stock subject to possible redemption	(33,328,889)	(3,333)	—	—	(333,285,557)	—	(333,288,890)

Net loss	—	—	—	—	—	(1,062)	(1,062)

Balance — June 30, 2020	1,671,111	$167	8,750,000	$875	$5,001,029	$(2,062)	$5,000,009

(1)	Included 1,143,750 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 28, 2020, the Company effected a 1:1.25 stock split with respect to the Class B common stock, on June 24, 2020, the Company effected a 1:1.20 stock split with respect to the Class B common stock and on June 25, 2020, the Company effected a 1:1.01666 stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares (see Note 5).

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

FUSION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(2,062)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(28,116)
Net cash used in operating activities	(30,178)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,900,000
Proceeds from sale of Private Placement Warrants	8,100,000
Proceeds from promissory note – related party	2,378
Repayment of promissory note – related party	(186,165)
Payments of offering costs	(375,252)
Net cash provided by financing activities	351,440,961

Net Change in Cash	1,410,783
Cash – Beginning	—
Cash – Ending	$1,410,783

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$333,288,890
Deferred underwriting fee payable	$13,150,000
Deferred offering costs paid directly by Sponsor in consideration for Class B common stock	$25,000
Deferred offering costs paid through promissory note – related party	$183,787

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from March 6, 2020 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 29, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 30, 2020 and July 7, 2020. The interim results for the three months ended June 30, 2020 and for the period from March 6, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020.

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 33,328,889 shares of common stock subject to possible redemption at June 30, 2020 is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from March 6, 2020 (inception) to June 30, 2020.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 9,133,767 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $0 for the three months ended June 30, 2020 and for the period from March 6, 2020 (inception) to June 30, 2020 (net of applicable franchise and income taxes of $0 for the three months ended June 30, 2020 and for the period from March 6, 2020 (inception) to June 30, 2020), by the weighted average number of Class A redeemable common stock of 35,000,000 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the three months ended June 30, 2020 is calculated by dividing the net loss of $1,062, less income attributable to Class A redeemable common stock of $0, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the for the period from March 6, 2020 (inception) to June 30, 2020is calculated by dividing the net loss of $2,062, less income attributable to Class A redeemable common stock of $0, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

 FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Management Fee

On July 7, 2020, the Company’s board of directors approved payments of up to $15,000 per month to the Company’s Chief Financial Officer for services rendered to the Company commencing on June 25, 2020 and continuing through the earlier of consummation of a Business Combination or the Company’s liquidation.

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

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020, there were no shares of preferred stock issued or outstanding.

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020, there were 1,671,111 shares of Class A common stock issued or outstanding, excluding 33,328,889 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2020, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from March 10, 2020 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $2,062, which consisted of formation costs.

For the period from March 10, 2020 (inception) through June 30, 2020, we had a net loss of $2,062, which consisted of formation costs.

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

For the period from March 10, 2020 (inception) through June 30, 2020, cash used in operating activities was $30,178. Net loss of $2,062 was comprised of changes in operating assets and liabilities used $28,116 of cash from operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $350,000,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had $1,410,783 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 25, 2020, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (1)
3.1	Third Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated June 25, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated June 25, 2020, by and among the Company, its officers, its directors and Fusion Sponsor LLC. (1)
10.2	Investment Management Trust Agreement, dated June 25, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated June 25, 2020, by and among the Company, Fusion Sponsor LLC and the other holders party thereto. (1)
10.4	Private Placement Warrants Purchase Agreement, dated June 25, 2020, by and among the Company and Fusion Sponsor LLC. (1)
10.5	Administrative Services Agreement, dated June 25, 2020, by and between the Company and Fusion Sponsor LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 30, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION ACQUISITION CORP.

Date: August 14, 2020	By:	/s/ John James
	Name:	John James
	Title:	Chief Executive Officer
(Principal Executive Officer)