Form 10-Q
period 2020-09-30
Fusion Acquisition Corp.
filed 2020-11-13
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2020 there were 35,000,000 shares of Class A common stock and 8,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FUSION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

FUSION ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets:
Cash	$1,187,011
Prepaid expenses	47,123
Total Current Assets	1,234,134

Investments held in Trust Account	350,108,734
TOTAL ASSETS	$351,342,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$80,000
Income tax payable	12,334
Total Current Liabilities	92,334

Deferred underwriting fee payable	13,150,000
Total Liabilities	13,242,334

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 33,310,053 shares at $10.00 per share	333,100,530

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,689,947 issued and outstanding (excluding 33,310,053 shares subject to possible redemption)	169
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding	875
Additional paid-in capital	5,189,387
Accumulated deficit	(190,427)
Total Stockholders’ Equity	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,342,868

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from March 6, 2020 (Inception) Through September 30,
	2020	2020

Formation and operating costs	$284,765	$286,827
Loss from operations	(284,765)	(286,827)

Other income:
Interest income on marketable securities held in Trust Account	108,734	108,734

Loss before provision for income taxes	(176,031)	(178,093)
Provision for income taxes	(12,334)	(12,334)
Net loss	$(188,365)	$(190,427)

Weighted average shares outstanding of Class A common stock, basic and diluted	35,000,000	35,000,000

Basic and diluted net income per common share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	8,750,000	8,750,000

Basic and diluted net loss per common share, Class B	$(0.03)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 6, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	8,768,750	877	24,123	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — March 31, 2020	—	—	8,768,750	877	24,123	(1,000)	24,000

Sale of 35,000,000 Units, net of underwriting discounts and offering expenses	35,000,000	3,500	—	—	330,162,461	—	330,165,961

Sale of 8,100,000 Private Placement Warrants	—	—	—	—	8,100,000	—	8,100,000

Forfeiture of Founder Shares	—	—	(18,750)	(2)	2	—	—

Common stock subject to possible redemption	(33,328,889)	(3,333)	—	—	(333,285,557)	—	(333,288,890)

Net loss	—	—	—	—	—	(1,062)	(1,062)

Balance — June 30, 2020	1,671,111	167	8,750,000	875	5,001,029	(2,062)	5,000,009

Change in value of common stock subject to possible redemption	18,836	2	—	—	188,358	—	188,360

Net loss	—	—	—	—	—	(188,365)	(188,365)

Balance — September 30, 2020	1,689,947	$169	8,750,000	$875	$5,189,387	$(190,427)	$5,000,004

(1)	Included 1,143,750 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 28, 2020, the Company effected a 1:1.25 stock split with respect to the Class B common stock, on June 24, 2020, the Company effected a 1:1.20 stock split with respect to the Class B common stock and on June 25, 2020, the Company effected a 1:1.01666 stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 8,768,750 Founder Shares (see Note 5).
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 18,750 Founder Shares were forfeited and 1,125,000 Founder Shares are no longer subject to forfeiture. As a result, at September 30, 2020, there are 8,750,000 Founder Shares outstanding.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(190,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(108,734)
Changes in operating assets and liabilities:
Prepaid expenses	(46,794)
Accrued expenses	80,000
Income taxes payable	12,334
Net cash used in operating activities	(253,621)

Cash Flows from Investing Activities:
Security deposit	(329)
Investment of cash in Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,329)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,900,000
Proceeds from sale of Private Placement Warrants	8,100,000
Proceeds from promissory note – related party	2,378
Repayment of promissory note – related party	(186,165)
Payment of offering costs	(375,252)
Net cash provided by financing activities	351,440,961

Net Change in Cash	1,187,011
Cash – Beginning	—
Cash – Ending	$1,187,011

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$333,288,890
Change in value of common stock subject to possible redemption	$(188,360)
Deferred underwriting fee payable	$13,150,000
Deferred offering costs paid directly by Sponsor in consideration for Class B common stock	$25,000
Deferred offering costs paid through promissory note – related party	$183,787

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from March 6, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 29, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 30, 2020 and July 7, 2020. The interim results for the three months ended September 30, 2020 and for the period from March 6, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 33,310,053 shares of common stock subject to possible redemption at September 30, 2020 is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $50,000, which had a full valuation allowance recorded against it of approximately $50,000.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for period from March 6, 2020 (inception) through September 30, 2020, the Company recorded income tax expense of approximately $12,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended September 30, 2020 and for the period from March 6, 2020 (inception) through September 30, 2020 was approximately 7.0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 25,600,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $108,734 for the three months ended September 30, 2020 and for the period from March 6, 2020 (inception) to September 30, 2020 (net of applicable franchise and income taxes of $62,334 for the three months ended September 30, 2020 and for the period from March 6, 2020 (inception) to September 30, 2020), by the weighted average number of Class A redeemable common stock of 35,000,000 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the three months ended September 30, 2020 is calculated by dividing the net loss of $188,365, less income attributable to Class A redeemable common stock of $46,400 by the weighted average number of Class B non-redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the for the period from March 6, 2020 (inception) to September 30, 2020 is calculated by dividing the net loss of $190,427, less income attributable to Class A redeemable common stock of $46,400, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). On May 28, 2020, the Company effected a 1:1.25 stock split with respect to the Class B common stock, on June 24, 2020, the Company effected a 1:1.20 stock split with respect to the Class B common stock and on June 25, 2020, the Company effected a 1:1.01666 stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 8,768,750 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock splits. The Founder Shares included an aggregate of up to 1,143,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 18,750 Founder Shares were forfeited and 1,125,000 Founder Shares are no longer subject to forfeiture. As a result, there are 8,750,000 Founder Shares outstanding as of September 30, 2020.

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

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on June 25, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative services. For the three months ended September 30, 2020 and for the period from March 6, 2020 (inception) through September 30, 2020, the Company incurred $30,000 in fees for these services, which is included in accrued expenses in the accompanying condensed balance sheet.

Management Fee

On July 7, 2020, the Company’s board of directors approved payments of up to $15,000 per month to the Company’s Chief Financial Officer for services rendered to the Company commencing on June 25, 2020 and continuing through the earlier of consummation of a Business Combination or the Company’s liquidation. For the three months ended September 30, 2020 and for the period from March 6, 2020 (inception) through September 30, 2020, the Company incurred and paid $45,000 in fees for these services.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, no Working Capital Loans were outstanding.

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

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,689,947 shares of Class A common stock issued or outstanding, excluding 33,310,053 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2020, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

FUSION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$350,131,685

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2020, assets held in the Trust Account were comprised of $662 in cash and $350,108,072 invested in U.S. Treasury Bills. During the period from March 6, 2020 (inception) through September 30, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 12/31/2020)	$350,108,072	$23,613	$350,131,685

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from March 6, 2020 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $188,365, which consists of operating costs of $284,765 and a provision of income taxes of $12,334, offset by interest income on marketable securities held in the Trust Account of $108,734.

For the period from March 6, 2020 (inception) through September 30, 2020, we had a net loss of $190,427, which consists of operating costs of $286,827 and a provision of income taxes of $12,334, offset by interest income on marketable securities held in the Trust Account of $108,734.

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

For the period from March 6, 2020 (inception) through September 30, 2020, cash used in operating activities was $253,621. Net loss of $190,427 was affected by interest earned on marketable securities held in the Trust Account of $108,734. Changes in operating assets and liabilities provided $45,540 of cash.

As of September 30, 2020, we had marketable securities held in the Trust Account of $350,108,734. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had $1,187,011 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FUSION ACQUISITION CORP.

Date: November 13, 2020	By:	/s/ Jeffrey Gary
	Name:	Jeffrey Gary
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)