Form 10-K/A
period 2020-12-31
Fusion Acquisition Corp.
filed 2021-05-06
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the period ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021 (the “Original 10-K”). This Form 10-K/A is being filed to restate the balance sheet, statement of operations, statement of changes in stockholders’ equity and statement of cash flows as of December 31, 2020 and for the period from March 6, 2020 (inception) through December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on June 30, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of our warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for our warrants issued on June 30, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that our warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The effects of this restatement to our financial statements are described in Note 2 to the financial statements.

The following sections have been amended from the Original 10-K as a result of the restatement described above:

●	Part I – Item 1A. Risk Factors

●	Part I - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I - Item 8. Financial Statements and Supplementary Data

●	Part II – Item 9A. Controls and Procedures

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

This Form 10-K/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Amendment contained in this report that are not purely historical are forward-looking statements. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in the Amendment may include, for example, statements about:

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

The forward-looking statements contained in the Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Form 10-K/A. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Our Sponsor owned 20% of our issued and outstanding common shares immediately following the completion of the Public Offering. Our Sponsor and management team also may from time to time purchase Class A common shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the stockholders who attend and vote at a general meeting of the Company, including the Founder Shares. As a result, in addition to our Sponsor’s Founder Shares, we would need 13,125,000, or 37.5%, of the 35,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our Sponsor and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite stockholder approval for such initial business combination.

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

If we are unable to consummate our initial business combination within 18 months of the Public Offering, the proceeds then on deposit in the Trust Account including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 18 months of the Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common shares. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

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

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In addition, as holders of our Class A common shares, our public stockholders will not have the right to vote on the election of directors until after the consummation of our initial business combination.

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

Our units, Class A common shares and warrants are listed on NYSE. We cannot assure you that our securities will continue to be listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common shares are a “penny stock” which will require brokers trading in our Class A common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common shares and warrants are listed on NYSE, and, as a result, qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole units can trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A common shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 17,500,000 public warrants and 8,100,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 6, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from March 6, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (AS RESTATED)

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” in the Amendment, and “Item 1A. Risk Factors” and elsewhere in the Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2. Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

For the period from March 6, 2020 (inception) through December 31, 2020, we had a net loss of $39,269,179, which consists of operating costs of $616,065, a change in the fair value of the warrants of $38,309,590 and a provision of income taxes of $11,509, offset by interest income on marketable securities held in the Trust Account of $219,337.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

For the period from March 6, 2020 (inception) through December 31, 2020, cash used in operating activities was $490,424. Net loss of $39,269,179 was affected by a change in the fair value of the warrants of $38,309,590 and interest earned on marketable securities held in the Trust Account of $219,337. Changes in operating assets and liabilities provided $137,150 of cash. The non-cash loss on change in valuation of the private placement warrants is included in the loss on change in fair value of warrants on the statement of operations.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the derivative warrant liability and an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative support to the Company. We began incurring these fees on June 25, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

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

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation implementing the Black-Scholes Option Pricing Model that was modified to capture the redemption features of the public warrants as of that date (which is considered to be a Level 3 fair value measurement) and such warrants’ quoted market prices as of September 30, 2020 and December 31, 2020. Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the private placement warrants as of the reporting period.

The private placement warrants were initially valued, and subsequently valued, using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs utilized in determining fair value of the private placement warrants are the expected volatility of our common stock and our common stock price. The expected volatility of our common stock was determined based on implied volatilities of public warrants issued by selected guideline companies (before these companies announced an expected business combination) and selected guideline companies (after these companies had announced an expected business combination). For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as an input for the common stock price in the Black-Scholes Option Pricing Model as of each relevant date. Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the private placement warrants as of the reporting period.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity and as warrant derivative liability. At all other times, common stock is classified as stockholders’ equity. Our Class A Common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES. (AS RESTATED)

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 3, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The following table is based on 50,000,000 shares of common stock of outstanding at March 19, 2020, of which 35,000,000 were shares of Class A common stock and 10,000,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock
Fusion Sponsor LLC (the Sponsor)(3)	8,750,000	20.0
John James(3)	8,750,000	20.0
Jeffrey Gary	--	--
Kelly Driscoll	--	--
Ben Buettell	--	--
Jim Ross	--	--
All executive officers and directors as a group (5 individuals)	8,750,000	20.0

(1)	Unless otherwise noted, the business address of each of the following is 667 Madison Avenue, 5th Floor, New York, New York 10065.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)	Fusion Sponsor LLC is the record holder of the shares reported herein. Each of our officers and directors are among the members of Fusion Sponsor LLC. John James is the sole managing member of Fusion Sponsor LLC. Mr. James has voting and investment discretion with respect to the common stock held of record by Fusion Sponsor LLC. Each of our officers and directors other than Mr. James disclaims any beneficial ownership of any shares held by Fusion Sponsor LLC.

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

Subsequently, in connection with the execution of the Merger Agreement, the Sponsor entered into a support agreement (the “Sponsor Support Agreement”) with the Company, MoneyLion and the Company’s directors and officers (the “Insiders”), pursuant to which the Sponsor agreed, among other things, to vote all shares of Subject Securities (as defined in the Sponsor Support Agreement), and take certain other actions in support of the Business Combination. In addition, the Company, the Sponsor and the Insiders agreed to amend that certain letter agreement, dated as of June 25, 2020, so that the Lock-Up Period (as defined in the Sponsor Support Agreement) applicable to the Subject Securities (other than any private placement warrants held by the Sponsor will end on the earlier of (a) 180 days after the effective date of the Merger Agreement (the “Effective Date”) and (b) the date on which the closing price of the shares of Class A common stock of New MoneyLion is equal to or greater than $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period; provided that, for purposes of this clause (b), the measurement period for determining the closing price of the share of Class A common stock of New MoneyLion shall commence no earlier than 60 days following the Effective Date.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements As Restated:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

FUSION ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fusion Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fusion Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by December 31 , 2021 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 6, 2021

FUSION ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current assets
Cash	$950,537
Prepaid expenses	113,562
Total Current Assets	1,064,099

Security deposit	329
Marketable securities held in trust account	350,219,336
Total Assets	$351,283,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$239,531
Income tax payable	11,509
Total Current Liabilities	251,040

Deferred underwriting fee payable	13,150,000
Derivative warrant liability	66,126,490
Total Liabilities	79,527,530

Commitments and contingencies

Class A common stock subject to possible redemption, 26,675,623 shares at $10.00 per share redemption value	266,756,230

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 8,324,377 shares issued and outstanding (excluding 26,675,623 shares subject to possible redemption)	832
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding	875
Additional paid-in capital	44,267,476
Accumulated deficit	(39,269,179)
Total Stockholders’ Equity	5,000,004
Total Liabilities and Stockholders’ Equity	$351,283,764

The accompanying notes are an integral part of these financial statements.

FUSION ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$1,167,417
Loss from operations	(1,167,417)

Other income (expense):
Change in fair value of public warrant liability	(25,725,000)
Change in fair value of private placement warrant liability	(12,584,590)
Interest earned on investments held in Trust Account	219,337

Loss before provision for income taxes	(39,257,670)
Provision for income taxes	(11,509)
Net loss	$(39,269,179)

Weighted average shares outstanding of Class A redeemable common stock	35,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	8,750,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(4.49)

The accompanying notes are an integral part of these financial statements.

FUSION ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 6, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	—	877	24,123	—	25,000

Sale of 35,000,000 Units, net of underwriting discounts, offering costs and derivative liabilities for public warrants	35,000,000	3,500	—	—	310,996,913	—	311,000,413

Sale of 8,100,000 private placement warrants	—	—	—	—		—

Forfeiture of Founder Shares	—	—	(18,750)	(2)	2	—	—

Class A common stock subject to possible redemption	(26,675,623)	(2,668)	—	—	(266,753,562)	—	(266,756,230)

Net loss	—	—	—	—	—	(39,269,179)	(39,269,179)

Balance – December 31, 2020	8,324,377	$832	8,750,000	$875	$44,267,476	$(39,269,179)	$5,000,004

The accompanying notes are an integral part of these financial statements.

FUSION ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(39,269,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(219,337)
Change in fair value of derivative public warrant liabilities	25,725,000
Change in fair value of private placement warrant liability	12,584,590
Expenses allocated to operations from offering costs related to derivative warrant liability	551,352
Changes in operating assets and liabilities:
Prepaid expenses	(113,562)
Security deposit	(329)
Accounts payable and accrued expenses	239,532
Income taxes payable	11,509
Net cash used in operating activities	(490,424)

Cash Flows from Investing Activities:

Investment of cash into Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,900,000
Proceeds from sale of Private Placement Warrants	8,100,000
Proceeds from promissory note – related party	32,378
Repayment of promissory note – related party	(186,165)
Payment of offering costs	(405,252)
Net cash provided by financing activities	351,440,961

Net Change in Cash	950,537
Cash – Beginning of period	—
Cash – End of period	$950,537

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$304,405,300
Change in value of Class A common stock subject to possible redemption	$(37,649,070)
Deferred underwriting fee payable	$13,150,000
Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000
Offering costs paid through promissory note – related party	$153,787
Initial value of derivative warrant liabilities in connection with initial public offering and private placement	$28,883,589

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from March 6, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of MoneyLion Inc. (“MoneyLion”) (see Note 11). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 25, 2020. On June 30, 2020, the Company consummated the Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $350,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,100,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Fusion Sponsor LLC (the “Sponsor”), generating gross proceeds of $8,100,000, which is described in Note 5. The Private Placement Warrants had an estimated fair value of $9,166,689 as of the closing of the Initial Public Offering, resulting in a $1,066,689 non-cash loss to the Company equal to the excess of fair value over the cash received for the Private Placement Warrants.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is reclassifying the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did have an effect on the Company’s previously reported operating expenses and cash flows. Since the warrants were issued on June 30, 2020, it would have an effect on the profit and loss because of the allocation of the IPO expenses to the warrants on the balance sheet as of March 31, 2020 (unaudited) as well as the respective statements of operations for the period from March 6, 2020 (inception) through March 31, 2020 (unaudited), three months ended June 30, 2020 (unaudited) and period from March 6, 2020 (inception) through June 30, 2020 (unaudited).

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2020 (audited)
Warrant liability	$-	28,883,589	$28,883,589
Total Liabilities	13,150,000	28,883,589	42,033,589
Class A common stock, subject to redemption	333,288,890	(28,883,589)	304,405,301
Class A Common Stock	167	289	456
Additional paid-in capital	5,001,029	1,617, 752	6,618,781
Accumulated deficit	(2,062)	(1,618,041)	(1,620,103)
Total Stockholders’ Equity (deficit)	5,000,010	-	5,000,010
Balance Sheet as of September 30, 2020 (unaudited)
Warrant Liability	$-	$28,046,317	$28,046,317
Total Liabilities	13,242,334	28,046,317	41,288,651
Class A Common Stock, subject to possible redemption	333,100,530	(28,046,317)	305,054,213
Class A common stock	169	289	458
Additional paid-in capital	5,189,387	780,480	5,969,867
Accumulated deficit	(190,427)	(780,769)	(971,196)
Total Stockholders’ Equity (deficit)	5,000,004	-	5,000,004
Balance Sheet as of December 31, 2020 (audited)
Warrant Liability	$-	$66,126,490	$66,126,490
Total Liabilities	13,401,040	66,126,490	79,527,530
Class A common stock	332,882,720	(66,126,490)	266,756,230
Shareholder’s equity Class A Common Stock	171	661	832
Additional paid-in capital	5,407,195	38,860,281	44,267,476
Accumulated deficit	(408,237)	(38,860,942)	(39,269,179)
Total Stockholders’ Equity (deficit)	5,000,004	-	5,000,004

	As Previously Reported	Adjustments		As Restated
Statement of Operations for the period from March 6, 2020 to June 30, 2020 (unaudited)
Formation and operating costs	$2,062	$551,352		$553,414
Change in the fair value of the warrants		1,066,689		1,066,689
(Loss) Gain before provision for income taxes	(2,062)	(1,618,041)		(1,620,103)
Provision for income taxes	-	-		-
Net (loss) gain	(2,062)	(1,618,041)		(1,620,103)
Basic and diluted net income per common share, Class A,	-	-		-
Basic and diluted net (loss) income per common share, Class B	(0.00)	(0.19)		(0.19)
Statement of Operations for the three months ended September 30, 2020 (unaudited)
Formation and operating costs	284,765	-		284,765
Change in fair value of warrants	$-	$837,272		$837,272
(Loss) Gain before provision for income taxes	(176,031)	837,272		661,241
Provision for income taxes	(12,334)	-		(12,334)
Net (loss) gain	(188,365)	837,272		(648,907)
Basic and diluted net income per common share, Class A	0.00	0.02		0.02
Basic and diluted net (loss) income per common share, Class B	(0.03)	(0.04)		(0.07)
Statement of Operations for the Period From March 6, 2020 (inception) to September 30, 2020 (unaudited)
Formation and operating costs	$286,827	$551,352		$838,179
Loss from operations	(286,827)	(551,352)		(838,179)
Change in fair value of derivative warrant liability	-	(229,417)		(229,417)
(Loss) Gain before provision for income taxes	(178,093)	(780,769)		(958,862)
Provision for income taxes	(12,334)	-		(12,334)
Net (loss) gain	(190,427)	(780,769)		(971,196)
Basic and diluted net income per common share, Class A	0.00	0.00		0.00
Basic and diluted net (loss) income per common share, Class B	(0.03)	0.06		(0.03)
Statement of Operations for the Period From March 6, 2020 (inception) to December 31, 2020 (audited)
Formation and operating costs	$616,065	$551,352		$1,167,417
Loss from operations	(616,065)	(551,352)		(1,167,417)
Change in fair value of warrants	-	(38,309,590)		(38,309,590)
Loss before provision for income taxes	(396,728)	(38,860,942)		(39,257,670)
Provision for income taxes	11,509	-		11,509
Net (loss) gain	(408,237)	(38,860,942)		(39,269,179)
Basic and diluted net income per common share, Class A	0.00	-		-
Basic and diluted net (loss) income per common share, Class B	(0.05)	(4.4	4)	(4.49)

Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Period from March 6, 2020 (inception) to June 30, 2020 (unaudited)
Cash flows from Operating Activities:
Net loss	$(2,062)	$(1,618,041)	$(1,620,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses allocated to operations from offering costs related to derivative warrant liability	-	1,618,041	1,618,041
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	333,288,890	(28,883,589)	304,405,301
Adjustment of common stock par value		289	289
Period from March 6, 2020 (inception) to September 30, 2020 (unaudited)
Cash flows from Operating Activities:
Net (loss)/gain	$(190,427)	$(780,769)	$(971,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	$-	229,417	229,417
Expenses allocated to operations from offering costs related to derivative warrant liability	-	551,352	551,352
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	333,288,890	(28,046,317)	305,242,573
Change in value of common stock subject to possible redemption	(188,360)	(460,552)	(648,912)
Adjustment of common stock par value		289	289
Period from March 6, 2020 (inception) to December 31, 2020 (audited)
Cash flows from Operating Activities:
Net loss	$(408,237)	$(38,860,942)	$(39,269,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	$-	38,309,590	38,309,590
Expenses allocated to operations from offering costs related to derivative warrant liability	-	1,618,041	1,618,041
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	333,288,890	(66,126,490)	267,162,400
Change in value of common stock subject to possible redemption	(406,170)	38,704,153	38,397,983

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

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

Warrant Liability

The Company accounts for its outstanding Public Warrants and Private Placement Warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the public warrants was estimated using a Monte Carlo simulation implementing the Black-Scholes Option Pricing Model that was modified to capture the redemption features of the public warrants as of each relevant date.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period From March 6, 2020 (inception) Through December 31, 2020
	As Previously
	Report	Adjustments	As Restated

Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	219,337	-	219,337
Income and Franchise Tax	(176,040)		(176,040)
Net Earnings	43,297	-	43,297
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	35,000,000	-	35,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	0.00	-	0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	(408,237)	(38,860,942)	(39,269,179)
Redeemable Net Earnings	(43,297)	-	(43,297)
Non-Redeemable Net Loss	(451,534)	(38,860,942)	(39,312,476)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	8,750,000	-	8,750,000
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	(0.05)	(4.44)	(4.49)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 35,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,100,000 Private Placement Warrants, at a price of $1.00 per warrant, for an aggregate purchase price of $8,100,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 7). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

		Fair Value at December 31,
	Level	2020
Assets:
Marketable securities held in Trust Account	1	$350,218,694

Liabilities:
Warrant Liability – Public Warrants	1	$44,800,000
Warrant Liability – Private Placement Warrants	3	$21,326,510

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020 other than the transfer of the public warrants from Level 3 to Level 1.

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement – Public Warrants

The Company established the initial fair value for the public warrants on June 30, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation implementing the Black-Scholes Option Pricing Model that was modified to capture the redemption features of the public warrants. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The primary unobservable inputs utilized in determining the fair value of the public warrants are the expected volatility of the Company’s common stock and our common stock price. The expected volatility of our common stock was determined based on implied volatilities of public warrants issued by selected guideline companies and was estimated to be 10% before the expected business combination and 20% after the expected business combination. Our common stock price was determined based on an iterative procedure that matched the estimated value of the common stock and fractional warrant price to equate to the observed price of our outstanding units. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the public warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the private placement warrants as of the reporting period.

On June 30, 2020, the public warrants’ fair value was $1.13 per warrant for an aggregate value of $19.7 million.

Subsequent Measurement – Public Warrants

The public warrants are measured at fair value on a recurring basis. The public warrants were valued using the instrument’s publicly listed trading price as of September 30, 2020 and December 31, 2020, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

As of September 30, 2020, the aggregate value of the public warrants was $19.1 million and as of December 31, 2020, the aggregate value of the public warrants was $44.8 million.

Initial Measurement – Private Placement Warrants

The private placement warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The primary unobservable inputs utilized in determining fair value of the private placement warrants are the expected volatility of our common stock and our common stock price. The expected volatility of our common stock was determined based on implied volatilities of public warrants issued by selected guideline companies and was estimated to be 10% before the expected business combination and 20% after the expected business combination. Our stock price was determined based on an iterative procedure that matched the estimated value of the common stock and fractional warrant price to equate to the observed price of our outstanding units.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the public warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the private placement warrants as of the reporting period.

On June 30, 2020, the private placement warrants’ fair value was $1.13 per warrant for an aggregate value of $9.2 million.

Subsequent Measurement – Private Placement Warrants

On September 30, 2020, the private placement warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs utilized in determining fair value of the private placement warrants is the expected volatility of our common stock. The expected volatility of our common stock was determined based on implied volatility of the public warrants and was estimated to be 10% before the expected business combination and 18.5% after the expected business combination. Updating the remaining inputs to the Black-Scholes option pricing model as of September 30, 2020 resulted in the private placement warrants’ fair value of $1.11 per warrant for an aggregate value of $9.0 million.

On December 31, 2020, the private placement warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs utilized in determining fair value of the private placement warrants is the expected volatility of our common stock. The expected volatility of our common stock was determined based on implied volatility of the public warrants and was estimated to be 10% before the expected business combination and 26.5% after the expected business combination. Updating the remaining inputs to the Black-Scholes option pricing model as of December 31, 2020 resulted in the private placement warrants’ fair value of $2.63 per warrant for an aggregate value of $21.3 million.

NOTE 11. SUBSEQUENT EVENTS

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

Exhibit Number	Description

2.1†	Merger Agreement, dated as of February 11, 2020, by and among Fusion Acquisition Corp., ML Merger Sub Inc., and Money Lion Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001- 39346), filed with the SEC on February 12, 2021).

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001- 39346), filed with the SEC on June 30, 2020).

3.2	Bylaws (Incorporated by reference to exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-239023), filed with the SEC on June 22, 2020).

4.1	Warrant Agreement between Fusion Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of June 25, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on June 30, 2020).

4.2	Description of Securities (Incorporated by reference to the Original 10-K, filed with the SEC on March 25, 2021).

4.3	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-239023), filed with the SEC on June 22, 2020).

4.4	Specimen Class A common stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-239023), filed with the SEC on June 22, 2020).

4.5	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-239023), filed with the SEC on June 22, 2020).

10.1	Letter Agreement dated June 25, 2020, among the Company, its officers, its directors and Fusion Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on June 30, 2020).

10.2	Investment Management Trust Agreement, dated June 25, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on June 30, 2020).

10.3	Registration Rights Agreement dated June 25, 2020, among the Company, Fusion Sponsor LLC and the other holders party thereto. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on June 30, 2020).

10.4	Private Placement Warrant Purchase Agreement, dated June 25, 2020, between the Company and Fusion Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on June 30, 2020).

10.5	Administrative Services Agreement, dated June 25, 2020, between the Company, Fusion Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on June 30, 2020).

10.6	Promissory Note, dated March 10, 2020, issued to Fusion Sponsor LLC (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-239023), filed with the SEC on June 22, 2020).

10.7	Form of Subscription Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on February 12, 2021).

10.8	Sponsor Support Agreement, dated February 11, 2021, among Fusion Sponsor LLC, the Company, MoneyLion Inc. and the other parties thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on February 12, 2021).

24.1	Power of Attorney (included on the signature page to the Original 10-K).*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION ACQUISITION CORP.

By:	/s/ John James
	Name:	John James
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 6, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name		Title	Date

/s/ John James		Chief Executive Officer and Director	May 6, 2021
John James		(Principal Executive Officer)

*		Chief Financial Officer	May 6, 2021
Jeffrey Gary		(Principal Financial Officer and Principal Accounting Officer)

*		Non-Executive Chairman	May 6, 2021
Jim Ross

*		Director	May 6, 2021
Kelly Driscoll

*		Director	May 6, 2021
Ben Buettell

* By:	/s/ John James
Attorney-in-Fact