Form 10-Q
period 2021-03-31
Fusion Acquisition Corp.
filed 2021-05-24
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021 there were 35,000,000 shares of Class A common stock and 8,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FUSION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and for the Period from March 6, 2020 (inception) Through March 31, 2020 (unaudited)	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 and for the Period from March 6, 2020 (inception) Through March 31, 2020 (unaudited)	3

	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2021 and for the Period from March 6, 2020 (inception) Through March 31, 2020 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FUSION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$592,940	$950,537
Prepaid expenses	120,445	113,562
Total Current Assets	713,385	1,064,099

Security deposit	329	329
Marketable securities held in trust account	350,279,969	350,219,336
TOTAL ASSETS	$350,993,683	$351,283,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$335,278	$239,531
Income taxes payable	13,742	11,509
Total Current Liabilities	349,020	251,040

Derivative warrant liability	29,888,618	66,126,490
Deferred underwriting fee payable	13,150,000	13,150,000
Total Liabilities	43,387,638	79,527,530

Commitments and Contingencies

Class A common stock subject to possible redemption, 30,260,604 and 26,675,623 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	302,606,040	266,756,230

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 4,739,396 and 8,324,377 shares issued and outstanding (excluding 30,260,604 and 26,675,623 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	474	832
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	875	875
Additional paid-in capital	8,418,024	44,267,467
Accumulated deficit	(3,419,368)	(39,269,179)
Total Stockholders’ Equity	5,000,005	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,993,683	$351,283,764

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FUSION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	For the Period from March 6, 2020 (Inception) Through March 31,
	2021	2020
Formation and general and administrative expenses	$446,461	$1,000
Loss from operations	(446,461)	(1,000)

Other income:
Interest earned on investments held in Trust Account	60,633	—
Change in fair value of derivative warrant liabilities	36,237,872	—
Total other income	36,298,505	—

Income (loss) before income taxes	35,852,044	(1,000)
Provision for income taxes	2,233	—
Net income (loss)	$35,849,811	$(1,000)

Weighted average shares outstanding of Class A redeemable common stock	35,000,000	_—
Basic and diluted income per share, Class A redeemable common stock	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable common stock	8,750,000	7,625,000 (1)
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$4.10	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)	Excluded an aggregate of up to 1,143,750 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 28, 2020, the Company effected a 1:1.25 stock split with respect to the Class B common stock,on June 24, 2020, the Company effected a 1:1.20 stock split with respect to the Class B common stock and on June 25, 2020, the Company effected a 1:1.01666 stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 8,768,750 Founder Shares (see Note 5).

In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 18,750 Founder Shares were forfeited and 1,125,000 Founder Shares are no longer subject to forfeiture. As a result, at June 30, 2020, there are 8,750,000 Founder Shares outstanding.

FUSION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	8,324,377	$832	8,750,000	$875	$44,267,476	$(39,269,179)	$5,000,004

Change in value of Class A common stock subject to possible redemption	(3,584,981)	(358)	—	—	(35,849,452)	—	(35,849,810)

Net income	—	—	—	—	—	35,849,811	35,849,811
Balance — March 31, 2021	4,739,396	$474	8,750,000	$875	$8,418,024	$(3,419,368)	$5,000,005

FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 6, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,768,750	877	24,123	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance — March 31, 2020	—	$—	8,768,750	$877	$24,123	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FUSION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,	For the Period from March 6, 2020 (Inception) Through March 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$35,849,811	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(36,237,872)	—
Interest earned on marketable securities held in Trust Account	(60,633)	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,883)	—
Accounts payable and accrued expenses	95,747	1,000
Income taxes payable	2,233	—
Net cash used in operating activities	(357,597)	—

Net Change in Cash	(357,597)	—
Cash – Beginning of the period	950,537	—
Cash – End of the period	$592,940	$—

Non-Cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$35,849,810	$—
Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$19,074
Deferred offering costs included in accrued offering costs	$—	$30,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of MoneyLion Inc. (“MoneyLion”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 25, 2020. On June 30, 2020, the Company consummated the Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $350,000,000, which is described in Note 6.

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

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 6, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 30,262,604 and 26,675,623 shares of Class A common stock subject to possible redemption at March 31, 2021 and December 31, 2020, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The Public Warrants were valued using the instrument’s publicly listed trading price.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $83,000 and $95,000, respectively, which had a full valuation allowance recorded against it.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded income tax expense of approximately $2,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2021, was approximately 0.0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and to permanent difference related to the change in the fair value of the derivative warrant liabilities. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021 and for the period from March 6, 2020 (inception) through March 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 25,600,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account net of applicable franchise and income taxes, by the weighted average number of shares of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for net income (loss) attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,	For the Period from March 6, 2020 (Inception) Through March 31,
	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$60,633	$—
Income and Franchise Tax	(52,233)	—
Net Earnings	$8,400	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	35,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$—

Non-Redeemable Class B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$35,849,811	$(1,000)
Redeemable Net Earnings	(8,400)	—
Non-Redeemable Net Income (Loss)	$35,841,411	$(1,000)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	8,750,000	7,625,000
Income (Loss)/Basic and Diluted Non-Redeemable Class B Common Stock	$4.10	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2021 and the adoption did not have an impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). On May 28, 2020, the Company effected a 1:1.25 stock split with respect to the Class B common stock, on June 24, 2020, the Company effected a 1:1.20 stock split with respect to the Class B common stock and on June 25, 2020, the Company effected a 1:1.01666 stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 8,768,750 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock splits. The Founder Shares included an aggregate of up to 1,143,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 18,750 Founder Shares were forfeited and 1,125,000 Founder Shares are no longer subject to forfeiture. As a result, there are 8,750,000 Founder Shares outstanding as of March 31, 2021 and December 31, 2020.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on June 25, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor $10,000 per month for office space, secretarial, and administrative services. For the three months ended March 31, 2021 and for the period from March 6, 2020 (inception) through March 31, 2020, the Company incurred $30,000 and $-0-, respectively, in fees for these services. At March 31, 2021 and December 31, 2020, there was $90,000 and $60,000 of such fees included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Management Fee

On July 7, 2020, the Company’s board of directors approved payments of $15,000 per month to the Company’s Chief Financial Officer for services rendered to the Company commencing on June 25, 2020 and continuing through the earlier of consummation of a Business Combination or the Company’s liquidation. For the three months ended March 31, 2021 and for the period from March 6, 2020 (inception) through March 31, 2020, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Business Combination Agreement

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,739,396 and 8,324,377 shares of Class A common stock issued or outstanding, excluding 30,260,604 and 26,675,623 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 8. WARRANTS

There are 9,166,666 Public Warrants and 5,000,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

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

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of $642 in cash and $350,279,327 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $642 in cash and $350,218,694 in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding gains (losses) and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
March 31, 2021	U.S. Treasury Securities (Mature on 4/1/2021)	$350,279,327	$673	$350,680,000

December 31, 2020	U.S. Treasury Securities (Mature on 2/25/2021)	$350,218,694	$(4,298)	$350,214,396

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$350,280,000	$350,218,694

Liabilities:
Warrant Liability – Public Warrants	1	$20,300,000	$44,800,000
Warrant Liability – Private Placement Warrants	3	$9,588,618	$21,326,490

As of March 31, 2021 and December 31, 2020, respectively, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statement of operations.

The Public Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs utilized in determining fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

The following table presents the quantitative information regarding Level 3 fair value measurements:

	March 31, 2021	December 31, 2020
Unit price	$9.96	$11.30
Strike Price	$11.50	$11.50
Term (Years)	5.25	5.50
Volatility	17.1%	25.0%
Risk-free rate	0.98%	0.43%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$21,326,490
Change in valuation inputs or other assumptions(1)	(11,737,872)
Fair value as of March 31, 2021	$9,588,618

(1)	Changes in valuation are recognized as a change in fair value of warrant liabilities in the condensed consolidated statement of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from March 6, 2020 (inception) through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering identifying a target for our Business Combination, and activities in connection with the proposed acquisition of MoneyLion. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $35,849,811, which consists of operating costs of $446,461 and a provision of income taxes of $2,233, offset by interest income on marketable securities held in the Trust Account of $60,633 and a change in the fair value of derivative warrant liabilities of $36,237,872.

For the period from March 6, 2020 (inception) through March 31, 2020, we had a net loss of $1,000, which consists of formation costs of $1,000.

Liquidity and Capital Resources

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

For the three months ended March 31, 2021, cash used in operating activities was $357,597. Net income of $35,849,811 was offset by interest earned on marketable securities held in the Trust Account of $60,633 and changes in the fair value of the derivative warrant liabilities of $36,237,872. Changes in operating assets and liabilities provided $91,097 of cash.

As of March 31, 2021, we had marketable securities held in the Trust Account of $350,279,969. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had $592,940 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liabilities

We account for our outstanding Public Warrants and Private Placement Warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in our statements of operations.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The Public Warrants were valued using the instrument’s publicly listed trading price.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 as of January 1, 2021 and the adoption did not have an impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Restatement of Previously Issued Financial Statements

On April 29, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued audited balance sheet dated as of June 30, 2020 and previously issued audited financial statements as of December 31, 2020 and for the period from March 6, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report on Form 10-K/A (“Annual Report”), filed with the SEC on May 6, 2021, had not yet been identified. Due solely to the events that led to our restatement of our financial statements in our Annual Report, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as more fully described in Part II, Item 9A, Controls and Procedures, of our Annual Report.

Remediation Plan

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on May 6, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement, dated as of February 11, 2021, by and among Fusion Acquisition Corp., ML Merger Sub Inc., and MoneyLion Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on February 12, 2021).
10.1	Form of Subscription Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on February 12, 2021).
10.2	Sponsor Support Agreement, dated as of February 11, 2021, by and among Fusion Sponsor LLC, Fusion Acquisition Corp., MoneyLion Inc. and the other parties thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on February 12, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Jeffrey Gary
	Name:	Jeffrey Gary
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)