Form 10-Q
period 2021-06-30
Fusion Acquisition Corp.
filed 2021-08-13
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021 there were 35,000,000 shares of Class A common stock and 8,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FUSION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2021 and 2020 and for the Six Months ended June 30, 2021 and for the Period from March 6, 2020 (inception) Through June 30, 2020	2

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 and 2020 and for the Six Months Ended June 30, 2021 and for the Period from March 6, 2020 (inception) Through June 30, 2020	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from March 6, 2020 (inception) Through June 30, 2020	4

	Unaudited Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FUSION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$13,735	$950,537
Prepaid expenses	97,122	113,562
Due from related party	30,000	—
Total Current Assets	140,857	1,064,099

Security deposit	329	329
Investment held in trust account	350,119,600	350,219,336
TOTAL ASSETS	$350,260,786	$351,283,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$270,889	$239,531
Income taxes payable	11,509	11,509
Total Current Liabilities	282,398	251,040

Derivative warrant liabilities	36,124,180	66,126,490
Deferred underwriting fee payable	13,150,000	13,150,000
Total Liabilities	49,556,578	79,527,530

Commitments and Contingencies

Class A common stock subject to possible redemption, 29,570,420 and 26,675,623 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	295,704,200	266,756,230

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,429,580 and 8,324,377 shares issued and outstanding (excluding 29,570,420 and 26,675,623 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	543	832
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	875	875
Additional paid-in capital	15,319,795	44,267,467
Accumulated deficit	(10,321,205)	(39,269,179)
Total Stockholders’ Equity	5,000,008	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,260,786	$351,283,764

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FUSION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from March 6, 2020 (Inception) through June 30,
	2021	2020	2021	2020

General and operating expenses	$680,231	$552,414	$1,126,692	$553,414
Loss from operations	(680,231)	(552,414)	(1,126,692)	(553,414)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	11,723	—	72,356	—
Change in fair value of derivative warrant liabilities	(6,235,562)	(1,066,689)	30,002,310	(1,066,689)
Other (expense) income, net	(6,223,839)	(1,066,689)	30,074,666	(1,066,689)

(Loss) income before provision for income taxes	(6,904,070)	(1,619,103)	28,947,974	(1,620,103)
Benefit from income taxes	2,233	—	—	—
Net (loss) income	$(6,901,837)	$(1,619,103)	$28,947,974	$(1,620,103)

Weighted average shares outstanding of Class A redeemable common stock	35,000,000	35,000,000	35,000,000	35,000,000
Basic and diluted income per share, Class A redeemable common stock	—	—	—	—

Weighted average shares outstanding of Class B non-redeemable common stock	8.750,000	8.750,000	8.750,000	8.750,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	(0.79)	(0.19)	3.30	(0.19)

In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 18,750 Founder Shares were forfeited and 1,125,000 Founder Shares are no longer subject to forfeiture. As a result, at June 30, 2020, there are effectively 8,750,000 Founder Shares outstanding.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FUSION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	8,324,377	$832	8,750,000	$875	$44,267,476	$(39,269,179)	$5,000,004

Change in value of Class A common stock subject to possible redemption	(3,584,981)	(358)	—	—	(35,849,452)	—	(35,849,810)

Net income	—	—	—	—	—	35,849,811	35,849,811
Balance — March 31, 2021	4,739,396	$474	8,750,000	$875	$8,418,024	$(3,419,368)	$5,000,005

Change in value of Class A common stock subject to possible redemption	690,184	69	—	—	6,901,771	—	6,901,840

Net loss	—	—	—	—	—	(6,901,837)	(6,901,837)
Balance — June 30, 2021	5,429,580	$543	8,750,000	$875	$15,319,795	$(10,321,205)	$5,000,008

FOR THE PERIOD FROM MARCH 6, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 6, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	8,768,750	877	24,123	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — March 31, 2020	—	—	8,768,750	877	24,123	(1,000)	24,000

Sale of 35,000,000 Units, net of underwriting discounts and offering expenses	35,000,000	3,500	—	—	310,996,913	—	311,000,413

Forfeiture of Founder Shares	—	—	(18,750)	(2)	2	—	—

Common stock subject to possible redemption	(30,440,530)	(3,044)	—	—	(304,402,257)	—	(304,405,301)

Net loss	—	—	—	—	—	(1,619,103)	(1,619,103)

Balance — June 30, 2020	4,559,470	$456	8,750,000	$875	$6,618,781	$(1,620,103)	$5,000,009

(1)	Included 1,143,750 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 28, 2020, the Company effected a 1:1.25 stock split with respect to the Class B common stock, on June 24, 2020, the Company effected a 1:1.20 stock split with respect to the Class B common stock and on June 25, 2020, the Company effected a 1:1.01666 stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares (see Note 5).

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

FUSION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from March 6, 2020 (Inception) Through June 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$28,947,974	$(1,620,103)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(30,002,310)	1,066,689
Interest earned on marketable securities held in Trust Account	(72,356)	—
Expenses allocated to operations from offering costs related to derivative warrant liability	—	551,352
Changes in operating assets and liabilities:
Prepaid expenses	16,440	(28,116)
Accrued expenses	31,358	—
Net cash used in operating activities	(1,078,894)	(30,178)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(350,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	172,092
Net cash provided by (used in) investing activities	172,092	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	343,900,000
Proceeds from sale of Private Placement Warrants	—	8,100,000
Due from related party	(30,000)
Proceeds from promissory note – related party	—	32,378
Repayment of promissory note – related party	—	(186,165)
Payments of offering costs	—	(405,252)
Net cash provided by (used in) financing activities	(30,000)	351,440,961

Net Change in Cash	(936,802)	1,410,783
Cash – Beginning of the period	950,537	—
Cash – End of the period	$13,735	$1,410,783

Non-Cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$28,947,970	$—
Initial classification of common stock subject to possible redemption	—	304,405,301
Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$153,787
Deferred underwriting fee payable	—	13,150,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Fusion Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on March 6, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of MoneyLion Inc. (“MoneyLion”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 6, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 29,570,420 and 26,675,623 shares of Class A common stock subject to possible redemption at June 30, 2021 and December 31, 2020, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The Company accounts for its outstanding Public Warrants and Private Placement Warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $221,000 and $95,000, respectively, which had a full valuation allowance recorded against it.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded benefit from income taxes of $2,233 and no income tax expense, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021, was approximately 0.0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and to permanent difference related to the change in the fair value of the derivative warrant liabilities. The provision for income taxes was deemed to be de minimis for the three months ended June 30, 2021 and for the period from March 6, 2020 (inception) through June 30, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) common per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 25,600,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account net of applicable franchise and income taxes, by the weighted average number of shares of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for net income (loss) attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period From March 6, 2020 (inception) through June 30,
	2021	2020	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$11,723	$—	$72,356	$—
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(11,723)	—	(72,356)
Redeemable Net Earnings	$—	$—	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	35,000,000	35,000,000	35,000,000	35,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(6,901,837)	$(1,619,103)	$28,947,974	$(1,620,103)
Non-Redeemable Net (Loss) Income	$(6,901,837)	$(1,619,103)	$28,947,974	$(1,620,103)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	8,750,000	8,750,000	8,750,000	8,750,000
(Loss) Income /Basic and Diluted Non-Redeemable Class B Common Stock	$(0.79)	$(0.19)	$3.30	$(0.19)

(1)	For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

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

JUNE 30, 2021

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). On May 28, 2020, the Company effected a 1:1.25 stock split with respect to the Class B common stock, on June 24, 2020, the Company effected a 1:1.20 stock split with respect to the Class B common stock and on June 25, 2020, the Company effected a 1:1.01666 stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 8,768,750 Founder Shares. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 18,750 Founder Shares were forfeited and 1,125,000 Founder Shares are no longer subject to forfeiture. As a result of the foregoing, there are 8,750,000 Founder Shares outstanding as of June 30, 2021 and December 31, 2020.

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

Due from Related Party

As of June 30, 2021, the Company paid for certain operating costs on behalf of Fusion Acquisition Corp. II amounting to $30,000. These amounts are non-interest bearing and were repaid in July 2021.

Administrative Support Agreement

The Company entered into an agreement, commencing on June 25, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor $10,000 per month for office space, secretarial, and administrative services. For the three months ended June 30, 2021 and 2020, the Company incurred $30,000 and $-0-, respectively, in fees for these services. For the six months ended June 30, 2021 and for the period from March 6, 2020 (inception) through June 30, 2020, the Company incurred $60,000 and $-0-, respectively, in fees for these services. At June 30, 2021 and December 31, 2020, there was $120,000 and $60,000 of such fees included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Management Fee

On July 7, 2020, the Company’s board of directors approved payments of $15,000 per month to the Company’s Chief Financial Officer for services rendered to the Company commencing on June 25, 2020 and continuing through the earlier of consummation of a Business Combination or the Company’s liquidation. For the three months ended June 30, 2021 and 2020, the Company incurred and paid $45,000 and $0 in fees for these services, respectively. For the six months ended June 30, 2021 and for the period from March 6, 2020 (inception) through June 30, 2020, the Company incurred and paid $90,000 and $0 in fees for these services, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

JUNE 30, 2021

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,429,580 and 8,324,377 shares of Class A common stock issued or outstanding, excluding 29,570,420 and 26,675,623 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 8. WARRANT LIABILITIES

There are 17,500,000 Public Warrants and 8,100,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

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

JUNE 30, 2021

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2021, assets held in the Trust Account were comprised of $350,119,600 in Money Market Funds primarily invested in U.S. securities. At December 31, 2020, assets held in the Trust Account were comprised of $642 in cash and $350,218,694 in U.S. Treasury securities. Through June 30, 2021, the Company withdrew $172,392 of interest earned on the Trust Account to pay for its franchise and income tax obligations, of which $172,392 was withdrawn during the three months ended June 30, 2021.

The following table presents information about the gross holding gains (losses) and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 2/25/2021)	$350,218,694	$(4,298)	$350,214,396

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Investments held in Trust Account	1	$350,119,600	$350,218,694

Liabilities:
Warrant Liability – Public Warrants	1	$24,498,250	$44,800,000
Warrant Liability – Private Placement Warrants	3	$11,625,930	$21,326,490

As of June 30, 2021 and December 31, 2020, respectively, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

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

FUSION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30, 2021	December 31, 2020
Unit price	$9.95	$11.30
Strike Price	$11.50	$11.50
Term (Years)	5.00	5.50
Volatility	20.5%	25.0%
Risk-free rate	0.88%	0.43%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$21,326,490
Change in valuation inputs or other assumptions(1)	(9,700,560)
Fair value as of June 30, 2021	$11,625,930

(1)	Changes in valuation are recognized as a change in fair value of warrant liabilities in the condensed consolidated statement of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from March 6, 2020 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering identifying a target for our Business Combination, and activities in connection with the proposed acquisition of MoneyLion. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of $6,901,837, which consists of formation and operating costs of $680,231 and a change in the fair value of derivative warrant liabilities of $6,235,562, offset by interest income on marketable securities held in the Trust Account of $11,723 and a benefit from income taxes of $2,233.

For the three months ended June 30, 2020, we had a net loss of $1,619,103 which consists of formation and operating costs of $552,414 and a change in the fair value of derivative warrant liabilities of $1,066,689.

For the six months ended June 30, 2021, we had net income of $28,947,974, which consists of a change in the fair value of derivative warrant liabilities of $30,002,310 and interest income on marketable securities held in the Trust Account of $72,356, offset by formation and operating costs of $1,126,692.

For the period from March 6, 2020 (inception) through June 30, 2020, we had a net loss of $1,620,103 which consists of formation and operating costs of $553,414 and a change in the fair value of derivative warrant liabilities of $1,066,689.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,078,894. Net income of $28,947,974 was affected by interest earned on marketable securities held in the Trust Account of $72,356 and changes in the fair value of the derivative warrant liabilities of $30,002,310. Changes in operating assets and liabilities provided $47,798 of cash.

For the period from March 6, 2020 (inception) through June 30, 2020, cash used in operating activities was $30,178. Net loss of $1,620,103 was affected by changes in the fair value of the derivative warrant liabilities of $1,066,689 and expenses allocated to operations from offering costs related to derivative warrant liability of $551,352. Changes in operating assets and liabilities which used $28,116 of cash.

As of June 30, 2021, we had cash held in the Trust Account of $350,119,600. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $13,735 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for our outstanding Public Warrants and Private Placement Warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in our statements of operations.

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

Net Income ( Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income (loss) earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Jeffrey Gary
	Name:	Jeffrey Gary
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Officer)