Form 10-Q
period 2021-09-30
MONEYLION INC.
filed 2021-11-15
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-39346

MoneyLion Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0849243
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

30 West 21st Street, 9th Floor New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(212) 380-1735

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ML	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of common stock, $0.0001 par value	ML WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of November 15, 2021 was 226,177,708 shares.

INTRODUCTORY NOTE

On September 22, 2021 (the “Closing Date”), MoneyLion Inc., a Delaware corporation, formerly known as Fusion Acquisition Corp. (prior to the Closing Date, “Fusion” and after the Closing Date, “MoneyLion”) consummated the previously announced business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. (“Legacy MoneyLion”), a Delaware corporation. Pursuant to the Merger Agreement (as defined below), immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Closing”), each of the following transactions occurred in the following order: (i) ML Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Fusion (“Merger Sub”) merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion, continuing the existing business operations.

References to the Merger Agreement shall mean that certain Agreement and Plan of Merger, dated as of February 11, 2021 and amended on June 28, 2021 and September 4, 2021 (the “Merger Agreement”), by and among Fusion, Merger Sub and Legacy MoneyLion.

The Business Combination was accounted for as a reverse recapitalization for which Legacy MoneyLion has been determined to be the accounting acquirer (the “Reverse Recapitalization”). As the Business Combination was accounted for as a Reverse Recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, Fusion was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy MoneyLion issuing stock for the net assets of Fusion, accompanied by a recapitalization. The net assets of Fusion were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Legacy MoneyLion. Notwithstanding the foregoing, see “Item 2 — MoneyLion’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” set forth below.

The Business Combination closed on September 22, 2021.

MONEYLION INC.

i

MoneyLion Inc.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “MoneyLion”, the “Company”, “we”, “us”, and “our”, and similar references refer to MoneyLion Inc. and its wholly-owned subsidiaries for the period following the Business Combination (as defined herein) and to MoneyLion Technologies Inc. for the period prior to the Business Combination. “Fusion” refers to Fusion Acquisition Corp. prior to the Business Combination.

For more information regarding the Business Combination, see Item I, Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the information incorporated herein by reference, contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of MoneyLion. These statements are based on the beliefs and assumptions of the management of MoneyLion. Although MoneyLion believes that its respective plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, MoneyLion cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, MoneyLion’s management.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	realizing the benefits expected from the Business Combination;

●	MoneyLion’s ability to maintain the listing of MoneyLion’s Class A common stock (“MoneyLion Common Stock”, also referred to herein as “MoneyLion Class A Common Stock”) on the NYSE;

●	MoneyLion’s ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;

●	MoneyLion’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	factors relating to the business, operations and financial performance of MoneyLion, including:

●	MoneyLion’s ability to comply with laws and regulations applicable to its business; and

●	market conditions and global and economic factors beyond MoneyLion’s control;

●	intense competition and competitive pressures from other companies worldwide in the industries in which MoneyLion operates;

●	MoneyLion’s ability to establish and maintain an effective system of internal controls over financial reporting;

●	the outcome of any legal or governmental proceedings that may be instituted against us;

●	litigation and the ability to adequately protect MoneyLion’s intellectual property rights; and

●	other factors detailed under Part II, Item 1A “Risk Factors”.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

ii

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of your investment:

●	MoneyLion’s results of operations and future prospects depend on its ability to retain existing, and attract new, customers. MoneyLion faces intense and increasing competition and, if it does not compete effectively, its competitive positioning and operating results will be harmed.

●	Because MoneyLion relies on third parties to provide services, MoneyLion could be adversely impacted if such third parties fail to fulfill their obligations or if MoneyLion’s arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

●	If MoneyLion fails to comply with the applicable requirements of our third-party partners, they could seek to suspend or terminate MoneyLion’s accounts, which could adversely affect MoneyLion’s business.

●	If the information provided to MoneyLion by customers is incorrect or fraudulent, MoneyLion may misjudge a customer’s qualifications to receive its products and services and its results of operations may be harmed and could subject MoneyLion to regulatory scrutiny or penalties.

●	MoneyLion services all of the loans it originates. A failure by MoneyLion to service loans properly could result in lost revenue and negatively impact its business and operations or subject MoneyLion to regulatory scrutiny or penalties.

●	Systems defects, failures or disruptions, including events beyond MoneyLion’s control, and resulting interruptions in the availability of MoneyLion’s websites, applications, products, or services could harm MoneyLion’s business, harm its reputation, result in significant costs to MoneyLion, decrease MoneyLion’s potential profitability and expose it to substantial liability.

●	The legal and regulatory regimes governing certain of MoneyLion’s products and services are uncertain and evolving. Changing laws, regulations, interpretations or regulatory enforcement priorities may negatively impact the management of its business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete.

●	While MoneyLion takes precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of MoneyLion’s products and services or subject MoneyLion to scrutiny or penalties.

●	MoneyLion’s business and platform depend in part on intellectual property and proprietary rights and technology licensed from or otherwise made available to MoneyLion by third parties. If MoneyLion fails to comply with its obligations under license or technology agreements with third parties, MoneyLion may be required to pay damages and MoneyLion could lose license rights that are critical to our business.

●	MoneyLion has in the past, and continues to be, subject to inquiries, subpoenas, exams, pending investigations, and enforcement matters by state and federal regulators, the outcome of which is uncertain and could cause reputational and financial harm to MoneyLion’s business and results of operations.

●	MoneyLion has a history of losses and may not achieve profitability in the future.

The risks described above should be read together with the risk factors included in our Registration Statement on Form S-1, filed on October 20, 2021, and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. See “Cautionary Note Regarding Forward-Looking Statements” herein.

iii

PART I - FINANCIAL INFORMATION

MONEYLION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020

Assets
Cash, including amounts held by variable interest entities (VIEs) of $2,539 and $390	$295,645	$19,406
Restricted cash	3,357	1,521
Receivables	129,281	68,794
Allowance for losses on receivables	(16,791)	(9,127)
Receivables, net, including amounts held by VIEs of $99,306 and $52,264	112,490	59,667
Property and equipment, net	588	502
Intangible assets, net	8,041	9,275
Goodwill	21,565	21,565
Due from related party	-	5
Other assets	26,913	11,702
Total assets	$468,599	$123,643
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Deficit
Liabilities:
Secured loans	43,626	24,395
Accounts payable and accrued liabilities	46,134	20,968
Subordinated convertible notes, at fair value	-	14,000
Related party loan	-	5,000
Warrant liability	22,916	24,667
Other debt	-	3,207
Total liabilities	112,676	92,237
Commitments and contingencies (Note 17)
Redeemable convertible preferred stock (Series A-1, A-2, A-3, B, B-2, C, C-1), $0.0001 par value; 0 and 7,471,198 shares authorized, 0 and 7,085,923 issued and outstanding at September 30, 2021 and December 31, 2020; aggregate liquidation preference of $0 and $288,183 at September 30, 2021 and December 31, 2020(1)	-	288,183
Redeemable noncontrolling interests	123,549	71,852
Stockholders’ deficit:
Class A Common Stock, $0.0001 par value; 2,000,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively, 226,177,708 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	23	-
Additional paid-in capital	671,906	-
Accumulated deficit	(429,855)	(327,629)
Treasury stock, 970,000 and 44,924 shares at September 30, 2021 and December 31, 2020 at cost	(9,700)	(1,000)
Total stockholders’ deficit	232,374	(328,629)
Total liabilities, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ deficit	$468,599	$123,643

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business combination,” for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONEYLION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue
Net interest income on finance receivables	$2,293	$1,654	$5,716	$3,617
Membership subscription revenue	8,347	8,435	23,709	22,778
Affiliates income	3,175	518	6,444	1,368
Fee income	30,402	12,471	79,659	28,924
Other income	3	39	21	174
Total Revenues, net	44,220	23,117	115,549	56,861
Operating expenses
Marketing	13,531	2,921	27,060	7,404
Provision for loss on receivables	15,238	10,456	36,644	14,587
Other direct costs	1,828	1,183	6,983	3,137
Interest expense	1,627	865	4,947	2,316
Personnel expenses	15,483	4,672	30,736	15,704
Underwriting expenses	2,158	1,137	5,702	4,553
Information technology expenses	1,195	1,725	5,009	5,089
Bank and payment processor fees	6,770	3,697	18,526	8,987
Change in fair value of warrant liability	(6,551)	(228)	42,239	(228)
Change in fair value of subordinated convertible notes	-	-	49,561	-
Professional fees	4,678	1,879	12,715	4,516
Depreciation and amortization expense	486	286	1,502	811
Occupancy expense	(46)	314	719	913
Gain on foreign currency translation	(135)	(43)	(178)	(155)
Other operating (income) expenses	8,242	(257)	6,221	393
Total operating expenses	64,504	28,607	248,386	68,027
Net loss before income taxes	(20,284)	(5,490)	(132,837)	(11,166)
Income tax (benefit) expense	(1)	-	41	(13)
Net loss	$(20,283)	$(5,490)	$(132,878)	$(11,153)
Net income attributable to redeemable noncontrolling interests	(3,520)	(1,967)	(9,364)	(6,480)
Reversal of previously accrued / (accrued) dividends on redeemable convertible preferred stock	52,466	(4,387)	42,728	(12,817)
Net income (loss) attributable to common shareholders	$28,663	$(11,844)	$(99,514)	$(30,450)

Net income ( loss) per share, basic and diluted (1)	$0.46	$(0.26)	$(1.87)	$(0.67)
Weighted average shares used in computing net loss per share, basic and diluted (1)	62,314,396	44,857,889	53,119,751	45,253,509

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business combination,” for details. Because the Company had a net loss in the three months and nine months ended September 30, 2021 and 2020, the Company’s potentially dilutive securities, which include stock options, restricted stock, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders for these periods is the same.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONEYLION INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares(1)	Amount	Interests	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at July 1, 2020	107,410,844	$251,475	$68,288	44,888,391	$-	$-	$(280,116)	$(1,000)	$(281,116)
Stock-based compensation	-	-	-	-	-	410	-	-	410
Exercise of stock options and warrants	-	-	-	880,344	-	58	-	-	58
Accrued dividends on redeemable convertible preferred stock	-	4,387	-	-	-	(468)	(3,919)	-	(4,387)
Contributions by redeemable noncontrolling interests	-	-	50	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(4,473)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(907)	-	-	-	-	-	-
Net income (loss)	-	-	1,966	-	-	-	(7,457)	-	(7,457)
Balances at September 30, 2020	107,410,844	$255,862	$64,924	45,768,735	$-	$-	$(291,492)	$(1,000)	$(292,492)

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares(1)	Amount	Interests	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at January 1, 2020	103,598,936	$231,020	$73,977	44,198,935	$-	$-	$(262,208)	$(1,000)	$(263,208)
Stock-based compensation	-	-	-	-	-	1,082	-	-	1,082
Exercise of stock options and warrants	-	-	-	1,569,800	-	84	-	-	84
Issuance of Series C-1 redeemable convertible preferred stock	3,811,908	12,025	-	-	-	-	-	-	-
Accrued dividends on redeemable convertible preferred stock	-	12,817	-	-	-	(1,166)	(11,651)	-	(12,817)
Contributions from redeemable noncontrolling interests	-	-	300	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(12,844)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(2,989)	-	-	-	-	-	-
Net income (loss)	-	-	6,480	-	-	-	(17,633)	-	(17,633)
Balances at September 30, 2020	107,410,844	$255,862	$64,924	45,768,735	$-	$-	$(291,492)	$(1,000)	$(292,492)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business combination,” for details.

MONEYLION INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares(1)	Amount	Interests	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at July 1, 2021	116,264,374	$298,010	$101,157	48,658,573	$5	$-	$(453,805)	$(1,000)	$(454,800)
Stock-based compensation	-	-	-	-	-	586	-	-	586
Exercise of stock options and warrants	-	-	-	820	-	-	-	-	-
Accrued dividends on redeemable convertible preferred stock	-	4,465	-	-	-	(516)	(3,949)	-	(4,465)
Preferred stock conversion	(116,264,374)	(302,475)	-	116,264,374	12	250,761	51,702	-	302,475
Reverse capitalization on September 22, 2021	-	-	-	62,223,940	6	433,816	-	1,000	434,822
Redemption of common stock	-	-	-	(970,000)	-	-	-	(9,700)	(9,700)
Redemption of stock options	-	-	-	-	-	(12,741)	-	-	(12,741)
Contributions from redeemable noncontrolling interests	-	-	22,000	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(500)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(2,628)	-	-	-	-	-	-
Net income (loss)	-	-	3,520	-	-	-	(23,803)	-	(23,803)
Balances at September 30, 2021	-	$-	$123,549	226,177,708	$23	$671,906	$(429,855)	$(9,700)	$232,374

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares(1)	Amount	Interests	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$5	$-	$(327,629)	$(1,000)	$(328,624)
Stock-based compensation	-	-	-	-	-	2,425	-	-	2,425
Exercise of stock options and warrants	-	-	-	788,673	-	251	-	-	251
Accrued dividends on redeemable convertible preferred stock	-	14,292	-	-	-	(2,606)	(11,686)	-	(14,292)
Preferred stock conversion	(116,264,374)	(302,475)	-	116,264,374	12	250,761	51,702	-	302,475
Reverse capitalization on September 22, 2021	-	-	-	62,223,940	6	433,816	-	1,000	434,822
Redemption of common stock	-	-	-	(970,000)	-	-	-	(9,700)	(9,700)
Redemption of stock options	-	-	-	-	-	(12,741)	-	-	(12,741)
Contributions from redeemable noncontrolling interests	-	-	53,000	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(3,556)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(7,111)	-	-	-	-	-	-
Net income (loss)	-	-	9,364	-	-	-	(142,242)	-	(142,242)
Balances at September 30, 2021	-	$-	$123,549	226,177,708	$23	$671,906	$(429,855)	$(9,700)	$232,374

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business combination,” for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONEYLION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(132,878)	$(11,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on receivables	36,644	14,587
Depreciation and amortization expense	1,502	811
Change in deferred fees and costs, net	2,847	553
Change in fair value of warrants	42,239	(228)
Change in fair value of subordinated convertible notes	49,561	-
Gain on loan forgiveness	(3,207)	-
Gains on foreign currency translation	(178)	(155)
Stock compensation expense	2,425	1,082
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	481	12
Other assets	(15,206)	(4,217)
Accounts payable and accrued liabilities	13,708	110
Net cash provided by (used in) operating activities	(2,062)	1,402
Cash flows from investing activities:
Net originations and collections on finance receivables	(90,861)	(22,476)
Purchase of property and equipment	(354)	(1,029)
Net cash used in investing activities	(91,215)	(23,505)
Cash flows from financing activities:
Repayments to secured/senior lenders	(556)	(18,333)
Repayment of related party loan	(5,000)	-
Proceeds from issuance of related party loan	-	5,000
Proceeds from issuance of subordinated convertible notes	36,750	-
Borrowings from secured lenders	20,000	16,697
Payment of deferred financing costs	(2,147)	(675)
Redemption of founder’s common stock	(9,700)	-
Payment of redeemed stock options	(10,651)	-
Proceeds from issuance of common stock related to exercise of stock options	265	84
Proceeds from reverse capitalization, net of transaction costs	301,062	-
Issuance of Series C-1 preferred stock	-	12,025
Contributions from redeemable noncontrolling interests	53,000	300
Redemptions by redeemable noncontrolling interests	(4,556)	(13,050)
Distributions to noncontrolling interests	(7,115)	(2,989)
Net cash provided by financing activities	371,352	(941)

Net change in cash and restricted cash	278,075	(23,044)
Cash and restricted cash, beginning of year	20,927	45,813
Cash and restricted cash, end of year	$299,002	$22,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,878	$2,460
Accrued redemptions by redeemable noncontrolling interests	$500	$1,450

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$302,475	$-
Issuance of common stock related to convertible debt	$100,311	$-
Issuance of common stock related to warrants exercised	$73,456	$-
Acquisition of public and private warrants	$29,466	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONEYLION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On September 22, 2021, MoneyLion Inc., formerly known as Fusion Acquisition Corp. (prior to the Effective Time, “Fusion” and after the Effective Time, “MoneyLion” or the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 11, 2021 and amended on June 28, 2021 and September 4, 2021 (the “Merger Agreement”), by and among Fusion, ML Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Fusion (“Merger Sub”), and MoneyLion Technologies Inc., formerly known as MoneyLion Inc. (prior to the Effective Time, “MoneyLion” or the “Company”, and after the Effective Time, “Legacy MoneyLion”), a Delaware corporation.

Pursuant to the terms of the Merger Agreement, immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.”

As previously announced, on February 11, 2021, concurrently with the execution of the Merger Agreement, Fusion entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, Fusion agreed to issue and sell in private placements an aggregate of 25,000,000 shares (“PIPE Shares”) of Fusion Class A common stock, par value $0.0001 per share (“MoneyLion Common Stock”, also referred to herein as “MoneyLion Class A Common Stock”), to the PIPE Investors for $10.00 per share, for an aggregate commitment amount of $250,000,000 (the “PIPE Financing”). Pursuant to the Subscription Agreements, Fusion gave certain re-sale registration rights to the PIPE Investors with respect to the PIPE Shares. The PIPE Financing was consummated substantially concurrently with the Closing.

MoneyLion was founded in 2013, and the Company’s headquarters is located in New York, New York. The Company operates a personal finance platform (the “Platform”) that provides a mobile app that is designed to help users simplify their personal financial management and improve their financial health, giving users access to credit, investment, banking, and other financial services and provide them with a single place to track spending, savings, and credit. The Platform is based upon analytical models that power recommendations which are designed to help users achieve their financial goals ranging from building savings, improving credit health, and managing unexpected expenses. Investment management services are provided by ML Wealth LLC, a wholly owned subsidiary of the Company, which is a Securities and Exchange Commission (“SEC”) registered investment advisor.

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated VIEs for which the Company is the primary beneficiary.

Receivables originated on the Company’s platform are currently financed through Invest in America Credit Fund 1 LLC (“IIA”). IIA is organized as a Delaware limited liability company and is treated as a partnership for United States income tax purposes. IIA’s membership interests are issued in separately designated series, with each series consisting of Class A Units and Class B Units. IIA investors own all non-voting Class B Units of the applicable series they invest in, which entitles them to a targeted, non-guaranteed, preferred return of typically 12% per year. ML Capital III LLC (“ML Capital III”), an indirect wholly owned MoneyLion subsidiary, is the managing member of IIA and owns the Class A Units of each series, which entitles ML Capital III to returns that exceed the targeted preferred return on the Class B Units (if any). IIA uses proceeds from the sale of Class B Units to investors to purchase borrower payment dependent promissory notes from Invest in America Notes I SPV LLC (“IIA Notes SPV I”) and Invest in America Notes SPV IV LLC (“IIA Notes SPV IV”) (collectively “IIA Notes SPVs”). The collateral consists of a portfolio of underlying MoneyLion loans and advance receivables. Investors in Class B Units fund their investment into IIA at the time of subscription, which proceeds are used to finance receivables originated on MoneyLion’s platform. Generally, an IIA investor may request redemption of all or a portion of their capital account, after a 120-day notice period, and in increments of $100,000, five days after the expiration of the applicable lock-up period, unless otherwise agreed between investors in a particular series and the Company. Unless a redemption request is made, both the IIA investor’s capital contribution and their related Class B returns will be automatically reinvested in new notes. ML Capital III, as the managing member of IIA, has the contractual right to suspend redemptions in certain circumstances and without prior notice to the IIA investors. However, the IIA investors’ right to redemption may not be entirely within the control of the Company and therefore the IIA investors’ share of the IIA is presented on the Company’s consolidated balance sheet as temporary equity at the redemption value. Redemptions were $3,556 and $12,844 for the nine months ended September 30, 2021 and 2020, respectively, of which $500 and $1,450 were unpaid as of September 30, 2021 and 2020, respectively. Distributions, if any, to IIA investors will be made at the discretion of the Company or, if agreed between the Company and a particular IIA investor or series, in accordance with the applicable subscription agreements. The Company has identified IIA, IIA Notes SPV I and IIA Notes SPV IV as variable interest entities (“VIEs”) due to the fact that the Class A Units are entitled to residual income/loss in IIA. The Company has identified itself as the primary beneficiary of these VIEs because it directs the activities of the VIEs that most significantly impact the VIEs’ economic performance. As the primary beneficiary of the VIEs, the Company has consolidated the balances of the VIEs into these financial statements. The IIA Class B Units are reflected in the Company’s consolidated financial statements as redeemable noncontrolling interests totaling $123,549 and $71,852 as of September 30, 2021 and December 31, 2020, respectively.

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive income (loss), therefore, there is no difference between net loss and comprehensive loss for the nine months ended September 30, 2021 and 2020.

Unaudited Interim Financial Information—In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ deficit and cash flows. The condensed consolidated balance sheet as of September 30, 2021 is unaudited. The condensed consolidated balance sheet as of December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2020.

During the nine months ended September 30, 2021, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statement as of and for the year ended December 31, 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements included, but are not limited to, revenue recognition, provision for transaction losses, accounting for business combinations, determination of useful lives of property and equipment, valuation and useful lives of intangible assets, impairment assessment of goodwill, internal-use software, valuation of common stock, valuation of stock warrants, valuation of convertible notes, stock option valuations, income taxes, and the recognition and disclosure of contingent liabilities. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial.

Allowance for Losses on Receivables— An allowance for losses on finance receivables is established to provide for probable losses incurred in the Company’s finance receivables at the balance sheet date and is established through a provision for loan losses. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of many factors, including changes in the nature, volume, and risk characteristics of the finance receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the borrower’s ability to pay. The allowance is developed on a general basis, each period management assesses each product type by origination cohort in order to determine the forecasted performance of those cohorts and arrive at an appropriate allowance rate for that period. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

The Company’s charge-off policy is to charge-off finance receivables related to loans, net of expected recoveries, in the month in which the account becomes 90 days contractually past due and charge-off finance receivables related to advances in the month in which the account becomes 60 days past due. If an account is deemed to be uncollectable prior to this date, the Company will charge-off the receivable in the month it is deemed uncollectable.

The Company determines the past due status using the contractual terms of the finance receivables. This is the credit quality indicator used to evaluate the required allowance for losses on finance receivables for each portfolio of products.

An allowance for losses on membership and fees receivables is established to provide probable losses incurred in the Company’s membership and fee receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of historical charge-offs and recoveries on these receivables, as well as certain qualitative factors including current economic conditions that may affect the customers’ ability to pay. Prior to the period ended June 30, 2021, the allowance related to these receivables had not been material to the consolidated financial statements.

Warrant Liability— The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The Company accounts for its outstanding Public Warrants and Private Placement Warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

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

The Public Warrants meet the conditions for equity classification in accordance with ASC 815-40.

Recently Adopted Accounting Pronouncements—

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The new guidance provides for the deferral of implementation costs for cloud computing arrangements and expensing those costs over the term of the cloud services arrangement. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods in 2021. The adoption of the ASU did not have an impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide: (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, the Company has the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods applicable to private companies. The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.

Recently Issued Accounting Pronouncements Not Yet Adopted—

In February 2016, the FASB Issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for the Company on January 1, 2022. The Company is in the process of evaluating the impact that the pending adoption of this new guidance will have on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU is effective for nonpublic entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is in process of evaluating the impact that adoption of this new guidance will have on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2019-12 will have on its condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. This ASU is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is in process of evaluating the impact that the adoption of ASU 2020-04 will have on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated standard will be effective for the Company on January 1, 2024; however, early adoption of the ASU is permitted on January 1, 2021. The Company is in process of evaluating the impact that the updated standard will have on its condensed consolidated financial statements and related disclosures.

3. BUSINESS COMBINATION

On September 21, 2021, Fusion held a Special Meeting (the “Special Meeting”) at which the Fusion stockholders considered and adopted, among other matters, the Merger Agreement and the transactions contemplated therein (the “Transactions”). On September 22, 2021, the parties to the Merger Agreement consummated the Transactions.

Immediately prior to the time of filing of a certificate of merger with the Secretary of State of the State of Delaware upon consummation of the Merger (the “Effective Time”), all issued and outstanding shares of Legacy MoneyLion preferred stock (the “Legacy MoneyLion Preferred Stock”) converted into shares of Legacy MoneyLion common stock (the “Legacy MoneyLion Common Stock”), par value $0.0001 per share (the “Conversion”), in accordance with Legacy MoneyLion’s amended and restated certificate of incorporation. At the Effective Time:

●	all outstanding warrants to purchase shares of Legacy MoneyLion Preferred Stock or Legacy MoneyLion Common Stock (“Legacy MoneyLion Warrants”) were either exercised and ultimately converted into shares of Legacy MoneyLion Common Stock or terminated;

●	11,231,595 outstanding shares of Legacy MoneyLion Common Stock (which includes the shares of Legacy MoneyLion Common Stock issued to former holders of Legacy MoneyLion Warrants) were cancelled in exchange for the right to receive 184,285,695 shares of MoneyLion Common Stock;

●	2,360,627 outstanding and unexercised options to purchase shares of Legacy MoneyLion Common Stock (“Legacy MoneyLion Options”) converted into options to acquire 38,732,676 shares of MoneyLion Common Stock, of which 18,861,298 options are vested and 19,871,378 options are unvested; and

●	each holder of an outstanding share of Legacy MoneyLion Common Stock (following the Conversion) and/or Legacy MoneyLion Options (each such holder, an “Earnout Participant”) also received the right to receive the applicable pro rata portion of MoneyLion Common Stock (the “Earnout Shares”) with respect to each share of MoneyLion Common Stock or option exercisable for shares of MoneyLion Common Stock, contingent upon MoneyLion Common Stock reaching certain price milestones.

In connection with the Closing, holders of 25,887,987 shares of Fusion’s Class A common stock sold in its initial public offering (the “public shares”) exercised their right to have such shares redeemed for a pro rata portion of the proceeds from Fusion’s initial public offering held in the Trust Account (as defined in the Proxy Statement/Prospectus) plus interest, calculated as of two business days prior to the consummation of the business combination, or approximately $10.00 per share and approximately $258,896 in the aggregate (the “Redemptions”). The consummation of the Transactions resulted in approximately $301,062 in cash proceeds to MoneyLion, net of transaction expenses. Following the Redemptions and the issuance of PIPE Shares in connection with the PIPE Financing, 42,862,013 public shares remained outstanding (consisting of 25,000,000 shares held by PIPE Investors, 8,750,000 shares held by the Sponsor and 9,112,013 shares held by Fusion public stockholders).

Upon consummation of the Transactions:

●	each outstanding share of Fusion Class B common stock automatically converted into one share of MoneyLion Common Stock; and

●	outstanding warrants to purchase the common stock of Fusion automatically converted into warrants to purchase shares of MoneyLion Common Stock.

As of the Closing Date and following the completion of the sale of 25,000,000 shares of MoneyLion Common Stock in the PIPE Financing, MoneyLion had the following outstanding securities:

●	227,147,708 shares of MoneyLion Common Stock;

●	38,732,676 MoneyLion options, of which options to purchase 18,861,298 shares of MoneyLion Common Stock were vested and options to purchase 19,871,378 shares of MoneyLion Common stock were unvested; and

●	17,500,000 public warrants, each exercisable for one share of MoneyLion Common Stock at a price of $11.50 per share and 8,100,000 private placement warrants, each exercisable for one share of MoneyLion Common Stock at a price of $11.50 per share (assumed from Fusion).

Conversion of Legacy MoneyLion shares was calculated utilizing the Exchange Ratio of approximately 16.4078 per share of MoneyLion Class A Common Stock (the “Exchange Ratio”).

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under the guidance in ASC 805, Legacy MoneyLion is treated as the “acquirer” for financial reporting purposes. As such, Legacy MoneyLion is deemed the accounting predecessor of the combined business, and MoneyLion, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy MoneyLion’s financial statements for previous periods will be disclosed in the registrant’s periodic reports filed with the SEC from here forward. The Business Combination will have a significant impact on the MoneyLion’s future reported financial position and results as a consequence of the reverse recapitalization. The most significant change in MoneyLion’s future reported financial position and results is an estimated net increase in cash (as compared to the MoneyLion’s consolidated balance sheet at December 31, 2020) of approximately $301,062. This included approximately $250,000 in proceeds from the PIPE Financing that was consummated substantially simultaneously with the Business Combination, offset by additional transaction costs incurred in connection with the Business Combination. The transaction costs for the Business Combination were approximately $56,638, of which $13,150 represents deferred underwriter fees related to Fusion’s initial public offering. As of September 30, 2021, $11,136 in transaction costs remained unpaid.

The transaction closed on September 22, 2021, and on the following day the Company’s Class A Common Stock and Public Warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “ML” and “ML WS”, respectively, for trading in the public market.

4. RECEIVABLES

The Company’s finance receivables consist of secured personal loans, unsecured personal loans, and principal amounts of Instacash advances. Accrued interest receivables represent the interest accrued on the finance receivables based upon the daily principal amount outstanding. Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash advance product. Membership receivables represent the amounts billed to customers for membership subscription services. The credit quality and future repayment of finance receivables is dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or advance terms. When assessing provision for losses on finance receivables, the Company takes into account the composition of the outstanding finance receivables, charge-off rates to date and the forecasted principal loss rates. Please see the tables below for the finance receivable activity, charge-off rates and aging by product for the nine months ended September 30, 2021 and 2020. The Company has experienced significant growth in Instacash, a shorter-term advance product with lower charge-off rates than loans. As Instacash has become a larger component of finance receivable activity, the overall charge-off rate has decreased significantly.

Receivables consisted of the following:

	September 30,	December 31,
	2021	2020
Finance receivables	$116,028	$62,758
Fees receivable	7,338	2,913
Membership receivables	3,283	1,885
Deferred loan origination costs	1,528	615
Accrued interest receivable	1,104	623
Receivables, before allowance for loan losses	$129,281	$68,794

Finance receivables consisted of the following:

	September 30, 2021	December 31, 2020
Loan receivables	$69,571	$43,870
Instacash receivables	46,457	18,888
Finance receivables, before allowance for loan losses	$116,028	$62,758

Loans receivables consisted of the following:

	September 30, 2021	December 31, 2020
Unsecured personal loan receivables	$-	$66
Secured personal loan receivables	69,571	43,804
Loan receivables	$69,571	$43,870

Changes in the allowance for loan losses on receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$14,701	$5,259	$9,127	$6,613
Provision for loss on receivables	15,238	10,456	36,644	14,587
Receivables charged off	(20,979)	(13,308)	(51,819)	(30,517)
Recoveries	7,831	6,263	22,839	17,987
Ending balance	$16,791	$8,670	$16,791	$8,670

Changes in allowance for losses on finance receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$14,223	$5,259	$9,127	$6,613
Provision for loss on receivables	12,542	6,622	30,877	9,242
Finance receivables charged off	(17,851)	(8,346)	(44,996)	(22,836)
Recoveries	7,261	5,135	21,167	15,651
Ending balance	$16,175	$8,670	$16,175	$8,670

Changes in allowance for losses on membership receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$197	$-	$-	$-
Provision for loss on receivables	1,025	3,355	2,204	4,713
Membership receivables charged off	(1,089)	(4,320)	(2,576)	(6,791)
Recoveries	137	965	642	2,078
Ending balance	$270	$-	$270	$-

Changes in allowance for losses on fees receivable were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$281	$-	$-	$-
Provision for loss on receivables	1,671	479	3,563	632
Fees receivable charged off	(2,039)	(642)	(4,247)	(890)
Recoveries	433	163	1,030	258
Ending balance	$346	$-	$346	$-

As of September 30, 2021, the following is an assessment of the credit quality of finance receivables and presents the contractual delinquency of the finance receivable portfolio:

	September 30, 2021
	Amount	Percent
Current	$102,091	88.0%
Delinquency:
31 to 60 days	9,522	8.2%
61 to 90 days	4,415	3.8%
Total delinquency	13,937	12.0%
Finance receivables before allowance for loan losses	$116,028	100.0%

As of December 31, 2020, the following is an assessment of the credit quality of finance receivables and presents the contractual delinquency of the finance receivable portfolio:

	December 31, 2020
	Amount	Percent
Current	$54,247	86.4%
Delinquency:
31 to 60 days	6,148	9.8%
61 to 90 days	2,363	3.8%
Total delinquency	8,511	13.6%
Finance receivables before allowance for loan losses	$62,758	100.0%

As of September 30, 2021, the following is an assessment of the credit quality of loans and presents the contractual delinquency of the finance receivable loans portfolio:

	September 30, 2021
	Amount	Percent
Current	$59,573	85.6%
Delinquency:
31 to 60 days	5,583	8.0%
61 to 90 days	4,415	6.4%
Total delinquency	9,998	14.4%
Loan receivables before allowance for loan losses	$69,571	100.0%

As of December 31, 2020, the following is an assessment of the credit quality of loans and presents the contractual delinquency of the finance receivable loan portfolio:

	December 31, 2020
	Amount	Percent
Current	$38,133	86.9%
Delinquency:
31 to 60 days	3,374	7.7%
61 to 90 days	2,363	5.4%
Total delinquency	5,737	13.1%
Loan receivables before allowance for loan losses	$43,870	100.0%

As of September 30, 2021, the following is an assessment of the credit quality of Instacash and presents the contractual delinquency of the finance receivable Instacash portfolio:

	September 30, 2021
	Amount	Percent
Current	$42,518	91.5%
Delinquency:
31 to 60 days	3,939	8.5%
61 to 90 days	-	0.0%
Total delinquency	3,939	8.5%
Instacash receivables before allowance for loan losses	$46,457	100.0%

As of December 31, 2020, the following is an assessment of the credit quality of Instacash and presents the contractual delinquency of the finance receivable Instacash portfolio:

	December 31, 2020
	Amount	Percent
Current	$16,114	85.3%
Delinquency:
31 to 60 days	2,774	14.7%
61 to 90 days	-	0.0%
Total delinquency	2,774	14.7%
Instacash receivables before allowance for loan losses	$18,888	100.0%

As of September 30, 2021, the following is an assessment of the credit quality of membership receivables and presents the contractual delinquency of the membership receivable portfolio:

	September 30, 2021
	Amount	Percent
Current	$2,398	73.0%

Delinquency:
31 to 60 days	461	14.0%
61 to 90 days	424	13.0%
Total delinquency	885	27.0%
Membership receivables before allowance for loan losses	$3,283	100.0%

As of December 31, 2020, the following table shows the aging of the membership receivable balance:

	December 31, 2020
	Amount	Percent
Current	$1586	84.1%
Delinquency:
31 to 60 days	168	9.0%
61 to 90 days	131	6.9%
Total delinquency	299	15.9%
Membership receivables before allowance for loan losses	$1,885	100.0%

As of September 30, 2021, the following is an assessment of the credit quality of fees receivable and presents the contractual delinquency of the fees receivable portfolio:

	September 30, 2021
	Amount	Percent
Current	$7,025	95.7%
Delinquency:
31 to 60 days	285	3.9%
61 to 90 days	28	0.4%
Total delinquency	313	4.3%
Fees receivable before allowance for loan losses	$7,338	100.0%

As of December 31, 2020, the following is an assessment of the credit quality of fees receivable and presents the contractual delinquency of the fees receivable portfolio:

	December 31, 2020
	Amount	Percent
Current	$2,435	83.6%
Delinquency:
31 to 60 days	478	16.4%
61 to 90 days	-	0.0%
Total delinquency	478	16.4%
Fees receivables before allowance for loan losses	$2,913	100.0%

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Leasehold improvements	$464	$464
Furniture and fixtures	448	448
Computers and equipment	1,058	796
	1,970	1,708
Less: accumulated depreciation	(1,382)	(1,206)
Furniture and equipment, net	$588	$502

Total depreciation expense related to property and equipment was $199 and $249 for the nine months ended September 30, 2021 and 2020, respectively, and $76 and $74 for the three months ended September 30, 2021 and 2020, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2021	2020
Capitalized internal-use software	$5,444	$5,374
Proprietary technology	6,130	6,130
Work in process	1,481	1,481
Less: accumulated amortization	(5,014)	(3,710)
Intangible assets, net	$8,041	$9,275

For the nine months ended September 30, 2021 and 2020, total amortization expense was $1,304 and $562, respectively. For the three months ended September 30, 2021 and 2020, total amortization expense was $410 and $212, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at September 30, 2021 for the years ending:

2021	$454
2022	1,347
2023	1,012
2024	876
2025	876
Thereafter	1,995
$6,560

7. OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2021	2020
Receivable from payment processor - Debit card collections	$11,679	$5,600
Receivable from payment processor - Other	1,363	1,936
Prepaid expenses	10,107	1,591
Other	3,764	2,575
Total other assets	$26,913	$11,702

8. VARIABLE INTEREST ENTITIES

As of September 30, 2021 and December 31, 2020, the following table summarizes the VIEs’ assets included in MoneyLion Inc.’s consolidated financial statements, after intercompany eliminations:

	September 30,	December 31,
	2021	2020
Assets:
Cash	$2,539	$390
Finance receivable	114,811	60,845
Allowance for losses on finance receivable	(15,505)	(8,581)
Finance receivables, net	99,306	52,264
Total assets	$101,845	$52,654

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accounts payable and accrued expenses	$37,770	$20,365
Accrued personnel expenses	737	541
Interest payable	197	62
Accrued other	7,430	-
Total accounts payable and accrued liabilities	$46,134	$20,968

As of September 30, 2021, accounts payable and accrued expenses included approximately $11,136 related to transaction costs incurred but not yet paid, and accrued other included $7,430 related to MoneyLion’s D&O insurance.

10. DEBT

Second Lien Loan — In April 2020, the Company entered into a Loan and Security Agreement (“Second Lien Loan”) with a lender for a second-lien loan facility with an initial principal balance of $5,000. The Second Lien Loan bears interest at the greater of (a) 12%, and (b) a fluctuating rate of interest per annum equal to the Wall Street Journal Prime Rate plus 5.75%, not to exceed 15%. Interest only is payable until April 30, 2022, and thereafter outstanding principal will be repaid in twelve equal installments through the facility maturity date of May 1, 2023. The Second Lien Loan is secured by substantially all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including IIA and all of the related SPVs. Under the terms of the Loan and Security Agreement the Company is subject to certain covenants, as defined. The Company used the Second Lien Loan proceeds for general corporate purposes. On August 27, 2021, the Company entered into a Second Amendment to the Loan and Security Agreement that refinanced the Second Lien Loan and increased principal borrowings up to an aggregate principal amount of $25,000, and with Monroe Capital Management Advisors, LLC replacing MLi Subdebt Facility 1 LLC as collateral agent and administrative agent for the lenders. The other material terms of the loan remained the same. Upon the consummation of the Business Combination, the Company repaid the original $5,000 principal balance owed to MLi Subdebt Facility 1 LLC, together with accrued interest and fees. As of September 30, 2021, the $20,000 principal balance owed to affiliates of Monroe Capital Management Advisors, LLC remains outstanding.

Subordinated Convertible Notes— In December 2020, the Company sold to a third-party lender $10,000 of 3% Subordinated Convertible Notes maturing on July 31, 2021, the proceeds of which were used to conduct its business.

In January 2021, the Company sold to third-party lenders $36,750 of 3% subordinated convertible notes as part of the same series of notes issued in December 2020 maturing on July 31, 2021 (collectively, the “Subordinated Convertible Notes”), the proceeds of which were used to conduct its business. Upon maturity or certain events, the Subordinated Convertible Notes could have been converted into preferred shares at conversion prices as defined in the Subordinated Convertible Notes. In July 2021, the Subordinated Convertible Note agreements were amended to extend the maturity date to September 30, 2021.

On September 22, 2021, the Business Combination was completed and the convertible notes were converted into a total of 10,068,133 shares of MoneyLion Class A Common Stock. Prior to the conversion, the carrying value of the convertible notes was $100,311.

Other Debt—

In August 2016, the Company entered into a $50,000 credit and security agreement (the “2016 Credit Agreement”) with a lender for the funding of finance receivables. The 2016 Credit Agreement allowed for increases in the maximum borrowings under the agreement up to $500,000, bore interest at a rate as defined in the 2016 Credit Agreement and matures in February 2023. The 2016 Credit Agreement also required the Company to adhere to certain financial covenants along with certain other financial reporting requirements. The Company did not meet certain of these covenant requirements as of December 31, 2019, for which it received a waiver from the lender. The 2016 Credit Agreement was terminated upon the Closing of the Business Combination by mutual agreement of the Company and the lender; there was no outstanding balance under the 2016 Credit Agreement at the time of termination.

In April 2020, the Company borrowed $3,207 from a bank under the SBA’s Paycheck Protection Program introduced as part of the U.S. Government’s COVID-19 relief efforts (the “PPP Loan”). In June 2021, the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP Loan of $3,207 which resulted in a gain which is included as a component of other operating (income) expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2021.

In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 1 SPV Borrower”), entered into a $100,000 credit agreement (the “ROAR 1 SPV Credit Facility”) with a lender for the funding of finance receivables, which secure the ROAR 1 SPV Credit Facility. The ROAR 1 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $200,000, bears interest at a rate of 12.5% and matures in March 2025, unless it is extended to March 2026. Under the terms of the ROAR 1 SPV Credit Facility, the ROAR 1 SPV Borrower is subject to certain covenants. As of September 30, 2021, there was no outstanding principal balance.

11. INCOME TAXES

The Company is currently performing an analysis to determine whether the future utilization of net operating loss and credit carryforwards will be restricted under IRC sections 382 and 383 due to ownership changes that occurred over time and also related to the Business Combination. Once the analysis is complete, any limitation that is triggered by the ownership changes would result in an adjustment to the valuation allowance on deferred tax assets.

The Company is currently performing an analysis to determine whether a portion of the transaction costs paid by Fusion or MoneyLion related to the Business Combination can be deducted for tax purposes. Once the analysis is complete, transaction costs that are deductible for tax purposes (if any) will be reflected as a deferred tax asset and there will be a corresponding increase to the valuation allowance on deferred tax assets.

12. COMMON STOCK

Following the Closing of the Business Combination on September 22, 2021, 970,000 shares of MoneyLion Common Stock were redeemed for $9,700.

13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Each share of Legacy MoneyLion’s redeemable convertible preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of fully paid and non-assessable shares of common stock as could be determined by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion.

Pursuant to the Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of MoneyLion Class A Common Stock after giving effect to the Exchange Ratio upon the closing of the Business Combination. See Note 3, “Business Combination” for additional information on the Business Combination.

14. STOCK OPTIONS

2014 Stock Option Plan

Prior to the Business Combination, MoneyLion’s Amended and Restated 2014 Stock Option Plan (the “2014 Plan”) allowed the Company to provide benefits in the form of stock options. The Company had designated a total of 2,492,060 shares of common stock to the 2014 Plan. Upon the Closing, the remaining unallocated share reserve under the 2014 Plan was cancelled and no new awards will be granted under such plan.

2021 Stock Option Plan

At the Special Meeting, Fusion stockholders approved the Omnibus Incentive Plan (the “2021 Plan”). As of Closing, each Legacy MoneyLion Option that was outstanding and unexercised as of immediately prior to the Effective Time automatically converted into the right to receive an option to acquire a number of shares of MoneyLion Class A Common equal to the number of shares of Legacy MoneyLion Common Stock subject to such MoneyLion Option as of immediately prior to the effective time, multiplied by the Exchange Ratio (rounded down to the nearest whole share), at an exercise price per share equal to the exercise price per share of such Legacy MoneyLion Option in effect immediately prior to the effective time, divided by the Exchange Ratio (rounded up to the nearest whole cent). The intent behind the terms in the Merger Agreement related to the exchange of the Legacy MoneyLion stock options is to provide the holders with awards of equal value to the original awards. Accordingly, the impact of the conversion is such that the number of shares issuable under the modified awards and the related exercise prices are adjusted using the Exchange Ratio with all other terms remaining unchanged. The conversion ratio adjustment is without substance (akin to a stock split), and therefore, the effect of the change in the number of shares and the exercise price and share value are equal and offsetting to one another. As a result, the fair value of the modified awards was equal to the fair value of the awards immediately before the modification and, therefore, there was no incremental compensation expense that should be recognized. There were no changes to the vesting period within the plan.

The 2021 Plan permits the Company to deliver up to 56,697,934 shares of MoneyLion Common Stock pursuant to awards issued under the 2021 Plan, including 17,712,158 shares of MoneyLion Common Stock and up to 38,985,776 shares of MoneyLion Common Stock subject to outstanding prior awards. The number of shares of MoneyLion Common Stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2022, by the lesser of (i) 2% of the total number of outstanding shares of MoneyLion Common Stock on December 31st of the immediately preceding calendar year and (ii) such smaller number of shares of MoneyLion Common Stock as determined by the MoneyLion Board.

The weighted average grant date fair value of options granted under the 2021 Plan during the nine months ended September 30, 2021 and 2020 was $1.50 and $0.34, respectively. These prices were determined using the Black-Scholes Merton option pricing model, which analyzes volatility, lack of marketability, and comparable companies, among other factors in determining the fair value of each share granted. Assumptions used for the options granted during the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
Expected Volatility	65%	65%
Expected Dividend	-	-
Expected Term in Years	6.08	6.08
Expected Forfeitures	-%	-%
Risk Free Interest Rate	0.59%-0.67%	0.34%-1.47%

Stock-based compensation of $2,425 and $1,082 was recognized during the nine months ended September 30, 2021 and 2020, respectively.

The following table represents activity within the 2021 Plan since December 31, 2020:

			Weighted
	Number	Weighted Average Exercise	Average Remaining Contractual	Aggregate Intrinsic
	of Shares	Price Per Share	Term	Value
Options outstanding at December 31, 2020	35,453,516	$0.38	8.1 Years	$226,548
Options granted	6,524,723	2.57
Options exercised	(2,062,803)	0.34		$(13,268)
Options forfeited	(539,915)	0.93
Options expired	(1,752,896)	0.20
Options outstanding at September 30, 2021	37,622,625	$0.80	7.9 Years	$224,759
Exercisable at September 30, 2021	17,764,012	0.36	7.0 Years	$113,938
Unvested at September 30, 2021	19,858,613	$1.19

15. STOCK WARRANTS

Public Warrants and Private Placement Warrants

As a result of the Business Combination, MoneyLion acquired from Fusion, as of September 22, 2021, Public Warrants outstanding to purchase an aggregate of 17,500,000 shares of the Company’s Class A Common Stock and Private Placement Warrants outstanding to purchase an aggregate of 8,100,000 shares of the Company’s Class A Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, at any time commencing on 12 months from closing of Fusion’s initial public offering.

Redemption of Warrants for Cash

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the MoneyLion Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of MoneyLion Class A Common Stock and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination as described elsewhere in this prospectus) for any 20 trading days within a 30-trading day period ending three business days before we send to the notice of redemption to the warrant holders.

If and when the warrants become redeemable, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Except as described above, if holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering the warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing the product of the number of shares of Class A Common Stock underlying the warrants multiplied by the excess of the “historical fair market value” (defined below) less the exercise price of the warrants, by the historical fair market value (a “Make-Whole Exercise”). For these purposes, the “historical fair market value” shall mean the average last reported sale price of the Class A Common Stock of MoneyLion. Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

The Public Warrants meet the conditions for equity classification in accordance with ASC 815-40. At the time of the Merger, the Public Warrants assumed by the Company were recorded at fair value within additional paid-in capital in the amount of $23,275.

As of September 30, 2021, the aggregate value of the Private Placement Warrants was $22,916, representing warrants outstanding to purchase  8,100,000 shares of MoneyLion Common Stock. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the unaudited condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the unaudited condensed consolidated statement of operations.

The Private Placement Warrants are measured at fair value on a recurring basis. The Private Placement Warrants were valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs utilized in determining fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock.

The following table presents the quantitative information regarding Level 3 fair value measurement of warrants:

September 30,
2021
Strike price	$11.50
Expected Volatility	65%
Expected Dividend	-
Expected Term in Years	4.98
Risk Free Interest Rate	0.98%
Warrant Value Per Share	$2.83

The following table presents the changes in the fair value of the warrants:

September 30, 2021
Public and Private Placement
Warrants
Initial Measurement, September 22, 2021	$29,467
Mark-to-market adjustment	$(6,551)
Warrants payable balance, September 30, 2021	$22,916

Legacy MoneyLion Warrants

See Note 3, “Business Combination” for details on the Legacy MoneyLion Warrants.

16. NET INCOME (LOSS) PER SHARE

As of September 30, 2021 and 2020, the following table sets forth the computation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss	$(20,283)	$(5,490)	$(132,878)	$(11,153)
Net income attributable to redeemable noncontrolling interests	(3,520)	(1,967)	(9,364)	(6,480)
Reversal of previously accrued / (accrual of) dividends on redeemable convertible preferred stock	52,466	(4,387)	42,728	(12,817)
Net income (loss) attributable to common stockholders	$28,663	$(11,844)	$(99,514)	$(30,450)
Denominator:
Weighted-average common shares outstanding - basic and diluted (1)	62,314,396	44,857,889	53,119,751	45,253,509
Net income (loss) per share attributable to common stockholders - basic and diluted	$0.46	$(0.26)	$(1.87)	$(0.67)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details. Additionally, included within net income attributable to common stockholders for the three months and nine months ended September 30, 2021 is an adjustment to reflect the reversal of previously accrued dividends on redeemable convertible preferred stock in the amount of $56,931 which were forfeited by the preferred stockholders in conjunction with the Business Combination.

The Company’s potentially dilutive securities, which include stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have an anti-dilutive effect for the three months and nine months ended September 30, 2021 and 2020:

	September 30,
	2021	2020
Conversion of redeemable convertible preferred stock (1)	0	107,410,844
Warrants to purchase common stock and redeemable convertible preferred stock (1)	25,600,000	16,286,818
Options to purchase common stock (1)	37,622,625	34,935,030
Total common stock equivalents	63,222,625	158,632,692

(4)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination” for details.

17. COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company’s lease commitments did not materially change during the three or nine months ended September 30, 2021.

Legal Matters— The Company is subject to regulatory examination by the California Department of Financial Protection and Innovation (the “CA DFPI”). In October 2020, the Company received a report of examination for MoneyLion of California, LLC, our subsidiary, and a follow-up request for information in May 2021. The report of examination identified certain compliance exceptions and required the Company to take corrective actions, including customer refunds relating to legacy loan products that the Company no longer offers. The Company is in the process of completing the required corrective actions and has enhanced its policies and procedures for compliance with applicable provisions of the California Financial Code going forward. In addition, the CA DFPI is currently conducting an industry-wide investigation of companies that provide earned wage access products and services, including Instacash. The Company intends to continue cooperating fully in this investigation and to that end entered into a memorandum of understanding (“MOU”) with the CA DFPI on February 23, 2021. The MOU requires the Company to regularly provide certain information to the CA DFPI and adhere to certain best practices regarding Instacash while the CA DFPI continues to investigate. Any potential impacts on our financial condition or operations relating to the MOU are unknown at this time.

In 2019, 2020 and 2021, the Company received Civil Investigative Demands (the “CIDs”) from the Consumer Financial Protection Bureau (“CFPB”) relating to our compliance with the Military Lending Act and our membership model. The Company will continue to provide to the CFPB all of the information and documents required by the CIDs and intends to continue to fully cooperate with the CFPB in this investigation. The investigation is ongoing and any potential impact on our financial condition or operations are unknown at this time.

With respect to the MoneyLion’s activities in Colorado, the Company received a report of examination in 2021 from the Colorado Department of Law’s Consumer Protection Unit (“Colorado Consumer Protection Unit”) regarding MoneyLion of Colorado, LLC, our subsidiary. The report of examination identified certain compliance exceptions and required the Company to take corrective actions relating to our recordkeeping and customer disclosures, and potentially including customer refunds on certain loans. The Company is in the process of responding to the Colorado Consumer Protection Unit’s report of examination and requests for information and intends to take all corrective actions required to maintain compliance with applicable Colorado state law going forward.

With respect to MoneyLion’s activities in Minnesota, the Company received information requests in 2019, 2020 and 2021 from the Minnesota Department of Commerce (“Minnesota DOC”) regarding an investigation relating to MoneyLion’s lending activity in Minnesota and its membership program. The Minnesota DOC previously informed the Company that it was no longer pursuing the investigation regarding the membership program but continued the investigation into lending activity. The Company has fully cooperated with the Minnesota DOC in the investigation. The Company is in the process of finalizing a resolution with the Minnesota DOC with respect to the prior lending activity. The Company does not expect that this resolution will have any material impact on its financial condition or operations.

In February and March 2021, the Company received investigative subpoenas from the Securities and Exchange Commission concerning the Invest in America Credit Fund 1. The Company is cooperating with the investigation, which is at an early stage, and cannot predict its outcome or any potential impact on our financial condition or operations.

With respect to MoneyLion’s activities in Virginia, the Company received CIDs from the office of the Attorney General of the Commonwealth of Virginia in October 2021 relating to our lending activity in Virginia. We are cooperating with the investigation, which is at an early stage, and we cannot predict its outcome or any potential impact on our financial condition or operations.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2021, the date on which these consolidated financial statements were available to be issued, and concluded that there were no subsequent events required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF MONEYLION

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “Company” or “MoneyLion” refer to MoneyLion Technologies Inc. for the periods prior to the Closing Date (as defined in our unaudited interim financial statements) and to MoneyLion Inc. for the period thereafter. “Fusion” refers to Fusion Acquisition Corp. for the periods prior to the Closing Date.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note on Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

MoneyLion offers a full-service digital financial platform (the “Platform”) that provides convenient, low-cost access to banking, borrowing, and investing solutions tailored for our customers, rooted in data, and delivered through our proprietary technology platform. The Platform is based upon analytical models that power recommendations which are designed to help customers achieve their financial goals, ranging from building savings, improving credit health, and managing unexpected expenses. The Platform is delivered through a mobile application and an online dashboard.

The Company’s key product offerings include:

Membership programs — We introduced the ML Plus membership in late 2017, allowing our customers to, among other things, access affordable credit through asset collateralization, build savings, improve financial literacy, and track their financial health. This program evolved into the Credit Builder Plus membership, introduced in 2019 and intended to emphasize the program’s ability to help our customers build credit while also saving. We offer these programs directly to our customers. Members also receive access to premium mobile banking services, managed investment services, credit tracking services, rewards, and increased limits to interest-free Instacash advances. We earn revenue from monthly membership fees paid by our customers. These fees are reflected in membership subscription revenue.

Secured personal loans — We provide our customers with access to Credit Builder Plus loans, personal term loans that are partially secured by the customers’ assets maintained by ML Wealth and held at our third-party broker-dealer partner. These loans are provided directly by MoneyLion and accessed as part of the Credit Builder Plus Membership program and are not available on a standalone basis. In addition to a free standard disbursement option, we also offered our customers an option to disburse their funds to their MoneyLion-serviced RoarMoney bank account or external bank account on an expedited basis for an instant transfer fee. This instant disbursement option for Credit Builder Plus loans was removed in the second quarter of 2021. We earn revenue from interest income, reflected in net interest income on finance receivables, and prior to the removal of the instant disbursement option, instant transfer fees, reflected in fee income.

Instacash — We offer our customers access to Instacash, an interest-free advance product, which allows them to access funds based primarily on a percentage of income or other recurring income amounts detected through a linked external bank account or through direct deposit to their RoarMoney bank account. Instacash is provided directly by MoneyLion and is available to our customers on a standalone basis. While access to Instacash is free for our customers, we provide them the option to leave us a tip. In addition to a free standard disbursement option, we also offer our customers an option to disburse their funds to their RoarMoney bank account or external bank account on an expedited basis for an instant transfer fee. We earn revenue from tips and instant transfer fees, both reflected in fee income.

RoarMoney Premium Mobile Banking — Through our bank partnership with MetaBank, we provide our customers a FDIC-insured digital demand deposit account, which includes issuance of a physical and virtual MoneyLion-branded debit card with features such as up to two-day early direct deposit and rewards. Our RoarMoney account is available to our customers on a standalone basis. We earn revenue from interchange fees from payment networks based on customer expenditures on the debit card. We also earn revenue from cardholder fees such as a small monthly administrative fee charged to our customers and a fee charged to customers when an out-of-network ATM is utilized to withdraw cash. Both interchange fees and cardholder fees are reflected in fee income. We incur direct costs, which include fees paid to the payment networks and our partner bank.

Affiliate marketing program — We work with various affiliate partners that offer products or services that we may recommend to our customers via display ads, offers or campaigns through our digital platform. Our customers can access these offers on a standalone basis. We earn revenue from fees from our affiliate partners in exchange for meeting certain success metrics related to their campaigns such as customers’ clicks, impressions or completed transactions. This revenue is reflected in affiliates income.

Managed investing — Through our partnership with various third parties, we offer our customers automated investing tools with various diversified investment options tailored to their risk tolerance preferences. Our customers are also able to invest in thematic portfolios, such as ones focused on cash flow growth or innovation. Our managed investment account is available on a standalone basis. We earn revenue from a small monthly administration fee from our customers who use this product, which is reflected in fee income.

Cryptocurrency — Through our partnership with Zero Hash, we introduced a cryptocurrency offering on a limited basis in the third quarter of 2021, which was formally launched in early Q4 2021. This offering allows our customers to buy and sell digital currencies, which are limited at launch to Bitcoin and Ether. Under the terms of the partnership agreement, MoneyLion is not directly involved in any cryptocurrency transactions or the exchange of fiat funds for cryptocurrency taking place at or through Zero Hash. We earn revenue from Zero Hash as they pay us a share of the fees they earn from our customers in exchange for MoneyLion enabling Zero Hash to effect digital currency-related transactions for our customers. This revenue is reflected in fee income and is immaterial to revenue in the third quarter of 2021.

Financial Tracking — We offer our customers access to financial tracking tools such as Financial Heartbeat® and credit score tracking. Financial Heartbeat is an intelligent, automated advice platform that guides customers on their financial journey. Financial Heartbeat evaluates customers’ financial situation across four key dimensions: SAVE (savings and financial preparedness), SPEND (spending and personal budget), SHIELD (insurance needs and coverage) and SCORE (credit tracking and health). Customers can review the key issues impacting their financial situation, decide what actions to take, evaluate which products to use and receive guidance on how to stay motivated on their journey towards financial wellness. Financial tracking tools are offered to our customers at no cost and we do not earn revenue.

Unsecured personal loans — Through our partnership with a third party as well as directly by MoneyLion, we offered unsecured personal loans to our customers of up to $15,000. These loans were available on a standalone basis and their average duration was 13.4 months. The funding process for unsecured personal loans was the same as our Credit Builder Plus loans. While we do not provide a guarantee for the performance of loans and other receivables that we originate, we sell these loans and other receivables at a discount of approximately 10% to IIA. The credit policy for automated decisioning and manual reviews was developed and executed by MoneyLion. For loans made within our partnership with a third party, the credit policies were also reviewed and approved by the third party. We earn revenue from interest income, which is reflected in net interest income on finance receivables, and fees, which are reflected in fee income. We phased out this offering in the first quarter of 2020 and it is not expected to contribute to revenue going forward.

Credit-related decision servicing — MoneyLion provided credit-related decision servicing to third parties. We earned revenue from fees generated from this service. These fees are reflected in fee income. We phased out this offering in the first quarter of 2020 and it is not expected to contribute to revenue going forward.

Receivables originated on our platform are currently financed through IIA. IIA was formed in 2016 and is an indirect wholly owned subsidiary of MoneyLion Inc. As of December 31, 2020, IIA had assets of approximately $86 million, primarily from institutional investors, and has been our primary source of funding for originated receivables since 2018. IIA is organized as a Delaware limited liability company and is treated as a partnership for United States income tax purposes. IIA’s membership interests are issued in separately designated series, with each series consisting of Class A Units and Class B Units. IIA investors own all non-voting Class B Units of the applicable series they invest in, which entitles them to a targeted, non-guaranteed, preferred return of typically 12% per year. ML Capital III, an indirect wholly owned MoneyLion subsidiary, is the managing member of IIA and owns the Class A Units of each series, which entitles ML Capital III to returns that exceed the targeted preferred return on the Class B Units. IIA uses proceeds from the sale of Class B Units to investors to purchase borrower payment dependent promissory notes from Invest in America Notes I SPV LLC and Invest in America Notes SPV IV LLC, each an indirect wholly owned MoneyLion subsidiary. The collateral consists of a portfolio of underlying MoneyLion loans and advance receivables. Investors in Class B Units fund their investment into IIA at the time of subscription, which proceeds are used to finance receivables originated on MoneyLion’s platform.

Recent Developments

Recent events impacting our business are as follows:

COVID-19 — In March 2020, the World Health Organization recognized a global pandemic known as the coronavirus or COVID-19. Due to the economic uncertainty that this has and can continue to cause, there is an added risk factor in the overall future outlook of the Company. In response to the economic uncertainty caused by the pandemic, we made certain operational changes, including reductions to our marketing activities such as advertising through digital platforms, that have since returned to pre-pandemic levels. We also reduced our sponsorship arrangements with third parties. We implemented underwriting policy changes on a targeted basis as pockets of risk and opportunity had been identified, to more closely manage credit risk while we further evaluated market conditions. Our underwriting models are dynamic relative to real time changes in our customer’s income and credit profiles and our credit performance remained steady as our underwriting models quickly adapted to these changes. To further support our customers, we expanded our payment deferral options and reduced certain fees, while providing them with relevant content and resources on topics like unemployment insurance and stimulus checks. For our secured personal loan customers with no prior missed payments, we offer payment deferrals based on a customer’s payment frequency, ranging from one payment deferral for monthly payments and up to three payment deferrals for weekly payments. For our Instacash customers with an outstanding advance, we allow them to change the scheduled repayment date by up to 14 days. Once the advance is repaid, the customer could request another change to scheduled repayment on another salary advance. While there is no limit to the number of changes a customer may be granted, they are limited to one at a time and per salary advance. These programs are immaterial to our performance.

While there has been an increase in economic uncertainty due to the pandemic, there was an uptick in the number of customers on our platform in the second quarter of 2020 due to factors including government-initiated lockdowns and temporary or continued closure of local branches of many banks and credit unions. We expect this trend to continue although the rate of customer acquisition as a result of COVID-19 may be slower.

In April 2020, the Company borrowed $3.2 million from a bank under the SBA’s Paycheck Protection Program introduced as part of the U.S. Government’s COVID-19 relief efforts (the “PPP Loan”). In June 2021, the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP Loan.

Management will continue to monitor the nature and extent of potential impact to the business as the pandemic continues.

Business Combinations — During December 2020, we acquired Wealth Technologies, Inc. (“WTI”). Additionally, we merged with Fusion Acquisition Corp. (“Fusion”) on September 22, 2021. See below for further discussion.

●	WTI Acquisition — In December 2020, the Company acquired 100% of the outstanding common stock and Series A redeemable convertible preferred shares of Wealth Technologies, Inc. in exchange for 539,592 shares of Legacy MoneyLion Series C-1 Redeemable Convertible Preferred Stock, resulting in total consideration of approximately $27.9 million. WTI is a technology company specializing in market-leading wealth management decisioning and administration. The co-founder and equity holder of WTI was also a significant stockholder of Series A redeemable convertible preferred stock of Legacy MoneyLion and was the Chairman of the Legacy MoneyLion board of directors as of the date of the transaction. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill of approximately $21.6 million.

●	Merger with Fusion — On September 22, 2021 (the “Closing Date”), Legacy MoneyLion completed the previously announced Business Combination with Fusion and became a publicly traded company. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, for which Legacy MoneyLion was determined to be the accounting acquirer. Since the Business Combination was accounted for as a reverse recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. GAAP. Under this method of accounting, Fusion was treated as the “acquired” company for financial reporting purposes. Operations prior to the Business Combination are those of Legacy MoneyLion. See Note 3 to our unaudited interim financial statements for additional information.

Factors Affecting Our Performance

The Company is subject to a number of risks including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, dependence on key individuals, and risks associated with changes in information technology.

New customer growth and increasing usage across existing customers

Our ability to effectively acquire new customers through our acquisition and marketing efforts, and drive usage of our products across our existing customers is key to our growth. We invested in the platform approach and believe our customers’ experience is enhanced by using our full product suite as we can better tailor the insights and recommendations. In turn, this generates higher revenue and lifetime value from our customer base.

Product expansion and innovation

We believe in the platform approach and providing relevant products to our customers to help them better manage their financial lives, both in times of need and excess. We will continue to invest in enhancing our existing suite of products and developing new products. Any factors that impair our ability to do so may negatively impact our efforts towards retaining and attracting customers.

General economic and market conditions

Our performance is impacted by the relative strength of the overall economy, market volatility, consumer spending behavior, and consumer demand for financial products and services. The willingness of our customers to spend, invest, or borrow may fluctuate with their level of disposable income. Other factors such as interest rate fluctuations or monetary policies may also impact our customers’ behavior and our own ability to fund loan volume.

Competition

We compete with several larger financial institutions and technology platforms that offer similar products and services. We compete with those that offer both single point solutions similar to any one of our products as well as more integrated, complete solutions. Some of our competitors may have access to more resources than we do and thus may be able to offer better pricing or benefits to our customers.

Pricing of our products

We derive a substantial portion of our revenue from fees earned from our products. The fees we earn are subject to a variety of external factors such as competition, interchange rates and other macroeconomic factors, such as interest rates and inflation, among others. We may provide discounts to customers who utilize multiple products to expand usage of our platform. We may also lower pricing on our products to acquire new customers. For example, we offer our customers discounts such as Shake ‘N’ Bank cashback and other cashback rewards opportunities as part of our RoarMoney bank account product offering and such discounts are provided to customers based on eligible MoneyLion debit card transactions. On average, approximately 50% of our eligible RoarMoney bank account customers receive this benefit. We also offer our Credit Builder Plus members access to our Lion’s Share Loyalty Program where members can earn up to $19.99 per month. The size of the Lion’s Share reward depends on a customer’s number of logins into the MoneyLion app and purchases using their RoarMoney account in that month. On average, approximately 40% of our Credit Builder Plus members who met the minimum eligibility criteria received a Lion’s Share reward.

Product mix

We provide various products and services on our platform, including a membership program, loans, earned income advances, investment and bank accounts, and each product has a different profitability profile. The relative usage of products with high or low profitability and their lifetime value could have an impact on our performance.

Access and cost of financing

Our credit products and other receivables are currently financed through IIA and associated special purpose vehicles. Loss of one or more of the financing sources we have for our credit products and other receivables could have an adverse impact on our performance, and it could be costly to obtain new financing.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Total Originations

We define total originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider total originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending and Instacash products and is a significant driver of net interest income on finance receivables and fee income. Total originations were $274 million and $117 million for the three months ended September 30, 2021 and 2020, respectively. Total originations were $700 million and $255 million for the nine months ended September 30, 2021 and 2020, respectively, and were originated directly by MoneyLion.

Total Customers

We define total customers as those customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account or affiliate product. We consider total customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross sell products to our customer base and grow our platform. Total customers were 2.7 million and 1.2 million as of September 30, 2021 and 2020, respectively. For the years ended December 31, 2020 and 2019, approximately 33% and 46%, respectively, of our total customers that have opened a banking or managed investment account have funded accounts. For the years ended December 31, 2020 and 2019, approximately 53% and 57%, respectively, of our total customers have engaged in any activity on our platform.

Total Products

We define total products as the total number of products that our total customers have opened including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account, affiliate product, or signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. If a customer has funded multiple secured personal loans or Instacash advances, it is only counted once for each product type. We consider total products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total products were 6.9 million and 4.0 million as of September 30, 2021 and 2020, respectively.

Adjusted Revenue

Adjusted revenue is defined as total revenues, net, plus amortization of loan origination costs less provision for loss on membership receivables, provision for loss on fees receivables, revenue from products that have been phased out, and non-operating income. We believe that adjusted revenue provides a meaningful understanding of revenue from ongoing products and recurring revenue for comparability purposes. Adjusted revenue is a non-GAAP measure and should not be viewed as a substitute for total revenues, net. Refer to the “Non-GAAP Measures” section below for further discussion.

Our adjusted revenue is further broken into the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Fees	$32,841	$15,427	$86,392	$40,495
Payments	2,990	1,434	10,450	4,505
Advice	3,394	719	7,208	1,957
Interest	2,755	1,581	6,886	3,645
Adjusted Revenue	$41,979	$19,160	$110,935	$50,603

This breakdown of adjusted revenue across the categories of fees, payments, advice, and interest helps provide our management with a better understanding of adjusted revenue by type and may help to inform strategic pricing and resource allocations across our products.

Adjusted Gross Profit

Adjusted gross profit is defined as gross profit less revenue derived from products that have been phased out and non-operating income. We believe that adjusted gross profit provides a meaningful understanding of one aspect of profitability based on our current product portfolio. Adjusted gross profit is a non-GAAP measure and should not be viewed as a substitute for gross profit (loss). Refer to the “Non-GAAP Measures” section below for further discussion.

Results of Operations for the Three Months and Nine Months Ended September 30, 2021 and 2020

The following table is reference for the discussion that follows.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue
Net interest income on finance receivables	$2,293	$1,654	$639	38.6%	$5,716	$3,617	$2,099	58.0%
Membership subscription revenue	8,347	8,435	(88)	-1.0%	23,709	22,778	931	4.1%
Affiliates income	3,175	518	2,657	512.9%	6,444	1,368	5,076	371.1%
Fee income	30,402	12,471	17,931	143.8%	79,659	28,924	50,735	175.4%
Other income	3	39	(36)	-92.3%	21	174	(153)	-87.9%
Total Revenues, net	44,220	23,117	21,103	91.3%	115,549	56,861	58,688	103.2%
Operating expenses
Marketing	13,531	2,921	10,610	363.2%	27,060	7,404	19,656	265.5%
Provision for loss on receivables	15,238	10,456	4,782	45.7%	36,644	14,587	22,057	151.2%
Other direct costs	1,828	1,183	645	54.5%	6,983	3,137	3,846	122.6%
Interest expense	1,627	865	762	88.1%	4,947	2,316	2,631	113.6%
Personnel expenses	15,483	4,672	10,811	231.4%	30,736	15,704	15,032	95.7%
Underwriting expenses	2,158	1,137	1,021	89.8%	5,702	4,553	1,149	25.2%
Information technology expenses	1,195	1,725	(530)	-30.7%	5,009	5,089	(80)	-1.6%
Bank and payment processor fees	6,770	3,697	3,073	83.1%	18,526	8,987	9,539	106.1%
Change in fair value of warrant liability	(6,551)	(228)	(6,323)	-	42,239	(228)	42,467	-
Change in fair value of subordinated convertible notes	-	-	-	-	49,561	-	49,561	-
Professional fees	4,678	1,879	2,799	149.0%	12,715	4,516	8,199	181.6%
Depreciation expense	486	286	200	69.9%	1,502	811	691	85.2%
Occupancy expense	(46)	314	(360)	-114.6%	719	913	(194)	-21.2%
Gain on foreign currency translation	(135)	(43)	(92)	214.0%	(178)	(155)	(23)	14.8%
Other operating expenses	8,242	(257)	8,499	-	6,221	393	5,828	1483.0%
Total operating expenses	64,504	28,607	35,897	125.5%	248,386	68,027	180,359	265.1%
Net loss before income taxes	(20,284)	(5,490)	(14,794)	269.5%	(132,837)	(11,166)	(121,671)	1089.7%
Income tax benefit	(1)	-	(1)	-	41	(13)	54	-415.4%
Net loss	$(20,283)	$(5,490)	$(14,793)	269.5%	$(132,878)	$(11,153)	$(121,725)	1091.4%

Revenues

We generate revenues primarily from originating loans, providing membership subscriptions, various product related fees and promoting affiliate services.

Total revenues increased by $21.1 million, or 91.3%, to $44.2 million for the three months ended September 30, 2021, as compared to $23.1 million for the same period in 2020.

Total revenues increased by $58.7 million, or 103.2%, to $115.5 million for the nine months ended September 30, 2021, as compared to $56.9 million for the same period in 2020.

Net Interest Income on Finance Receivables

Net interest income on finance receivables increased by $0.6 million, or 38.6%, to $2.3 million, for the three months ended September 30, 2021, as compared to $1.7 million for the same period in 2020.

Net interest income on finance receivables increased by $2.1 million, or 58.0%, to $5.7 million, for the nine months ended September 30, 2021, as compared to $3.6 million for the same period in 2020. Net interest income on finance receivables is generated by interest earned on unsecured personal loans, ML Plus loans, and Credit Builder Plus loans, which is offset by the amortization of loan origination costs.

Net interest income on finance receivables is comprised of the following:

Credit Builder Plus loans

Net interest income related to Credit Builder Plus loans increased by $1.4 million to $2.8 million for the three months ended September 30, 2021, as compared to $1.4 million for the same period in 2020. The increase is largely attributable to the growth of Credit Builder Plus loans, across both existing and new customers.

Net interest income related to Credit Builder Plus loans increased by $4.2 million to $6.9 million for the nine months ended September 30, 2021, as compared to $2.7 million for the same period in 2020. We launched Credit Builder Plus in 2019 and it became our only secured personal loan product in the second quarter of 2020 as we transitioned from ML Plus loans, which contributed to the increase in net interest income as Credit Builder Plus loans increased across both existing and new customers.

ML Plus loans

Net interest income related to ML Plus loans decreased by $0.2 million to $0.0 million for the three months ended September 30, 2021, as compared to $0.2 million for the same period in 2020. We transitioned from originating ML Plus loans in the second quarter of 2020 as we offered our new and existing customers our Credit Builder Plus loans.

Net interest income related to ML Plus loans decreased by $1.0 million to $0.0 million for the nine months ended September 30, 2021, as compared to $1.0 million for the same period in 2020. We transitioned from originating ML Plus loans in the second quarter of 2020 as we offered our new and existing customers our Credit Builder Plus loans. Therefore, these loans are immaterial to our ongoing performance as they represent less than 1% of receivables on our consolidated balance sheets.

Unsecured personal loans

Net interest income related to unsecured personal loans decreased by $0.3 million to $0.0 million for the three months ended September 30, 2021, as compared to $0.3 million for the same period in 2020. During the first quarter of 2020, we phased out originating unsecured personal loans.

Net interest income related to unsecured personal loans decreased by $1.5 million to $(0.1) million for the nine months ended September 30, 2021, as compared to $1.3 million for the same period in 2020. During the first quarter of 2020, we phased out originating unsecured personal loans. Therefore, these loans are immaterial to our ongoing performance as they represent less than 1% of receivables on our consolidated balance sheets.

The amortization of loan origination costs increased by $0.3 million, or 124.5%, to $0.5 million for the three months ended September 30, 2021, as compared to $0.2 million for the same period in 2020.

The amortization of loan origination costs decreased by $0.3 million, or 23.8%, to $1.0 million for the nine months ended September 30, 2021, as compared to $1.4 million for the same period in 2020.

Membership Subscription Revenue

Membership subscription revenue decreased by $0.1 million, or 1.0%, to $8.3 million, for the three months ended September 30, 2021, as compared to $8.4 million for the same period in 2020. The decrease is due to a non-recurring adjustment of $1.8 million in the third quarter of 2020. Revenue would have increased $1.7 million during this period excluding this adjustment.

Membership subscription revenue increased by $0.9 million, or 4.1%, to $23.7 million, for the nine months ended September 30, 2021, as compared to $22.8 million for the same period in 2020 due to an increasing number of customers using the Credit Builder Plus membership program. This was slightly offset by a lower monthly membership fee charged to customers as we still offered the higher priced ML Plus membership in the first and second quarter of 2020, and a non-recurring adjustment of $1.8 million in the third quarter of 2020. Revenue would have increased $2.7 million during this period excluding this adjustment.

Affiliates Income

Affiliates income increased by $2.7 million, or 512.9%, to $3.2 million, for the three months ended September 30, 2021, as compared to $0.5 million for the same period in 2020. This increase was primarily attributable to an increase in income generated from running campaigns promoting various affiliate partners through our digital platform.

Affiliates income increased by $5.1 million, or 371.1%, to $6.4 million, for the nine months ended September 30, 2021, as compared to $1.4 million for the same period in 2020. This increase was primarily attributable to an increase in income generated from running campaigns promoting various affiliate partners through our digital platform.

Fee Income

Fee income increased by $17.9 million, or 143.8%, to $30.4 million, for the three months ended September 30, 2021, as compared to $12.5 million for the same period in 2020.

Fee income increased by $50.7 million, or 175.4%, to $79.7 million, for the nine months ended September 30, 2021, as compared to $28.9 million for the same period in 2020.

Fee income is primarily comprised of the following:

Instant transfer fees

Fee income related to instant transfer fees on Instacash, Credit Builder Plus loans and ML Plus loans increased by $13.8 million to $21.2 million, for the three months ended September 30, 2021, as compared to $7.5 million for the same period in 2020. The increase is largely attributable to the growth of Instacash advances, across both existing and new customers. We launched the instant transfer disbursement option for Instacash customers in 2019 and have since seen a consistent percentage of our Instacash customers elect this disbursement option. This was slightly offset by the decrease in instant transfer fees on Credit Builder Plus loans as beginning in Q2 2021, the instant transfer disbursement option was removed for Credit Builder Plus loans.

Fee income related to instant transfer fees on Instacash, Credit Builder Plus loans and ML Plus loans increased by $37.3 million to $52.7 million, for the nine months ended September 30, 2021, as compared to $15.3 million for the same period in 2020. The increase is largely attributable to the growth of Instacash advances, across both existing and new customers. We launched the instant transfer disbursement option for Instacash customers in 2019 and have since seen a consistent percentage of our Instacash customers elect this disbursement option. This was slightly offset by the decrease in instant transfer fees on Credit Builder Plus loans as beginning in Q2 2021, the instant transfer disbursement option was removed for Credit Builder Plus loans.

Tips

Fee income related to tips from Instacash increased by $2.6 million to $6.0 million, for the three months ended September 30, 2021, as compared to $3.3 million for the same period in 2020. This increase was driven by the growth of Instacash advances, across both existing and new customers

Fee income related to tips from Instacash increased by $8.1 million to $15.8 million, for the nine months ended September 30, 2021, as compared to $7.7 million for the same period in 2020. This increase was driven by the growth of Instacash advances, across both existing and new customers.

Interchange fees

Fee income related to interchange fees from our bank account increased by $1.2 million to $2.3 million, for the three months ended September 30, 2021, as compared to $1.2 million for the same period in 2020. This increase was driven by an increase in bank account customers.

Fee income related to interchange fees from our bank account increased by $5.0 million to $8.7 million, for the nine months ended September 30, 2021, as compared to $3.7 million for the same period in 2020. This increase was driven by an increase in bank account customers.

Cardholder fees

Fee income related to cardholder fees from our bank account increased by $0.4 million to $0.7 million, for the three months ended September 30, 2021, as compared to $0.3 million for the same period in 2020. This increase was primarily driven by a small monthly administration fee that we began charging our bank account customers in the third quarter of 2020 as well as an increase in bank account customers.

Fee income related to cardholder fees from our bank account increased by $1.0 million to $1.8 million, for the nine months ended September 30, 2021, as compared to $0.8 million for the same period in 2020. This increase was primarily driven by a small monthly administration fee that we began charging our bank account customers in the third quarter of 2020 as well as an increase in bank account customers.

Administration fees

Fee income related to administration fees from our managed investment account increased by $0.0 million to $0.2 million, for the three months ended September 30, 2021, as compared to $0.2 million for the same period in 2020.

Fee income related to administration fees from our managed investment account increased by $0.2 million to $0.7 million, for the nine months ended September 30, 2021, as compared to $0.5 million for the same period in 2020. We charge our investment account customers a small administration fee, which we transitioned from a quarterly to monthly frequency, while holding the fee amount the same, in the fourth quarter of 2020.

Credit-related decision services fees

Fee income related to credit-related decision services decreased to zero, for the three months ended September 30, 2021, as compared to $0.0 million for same period in 2020.

Fee income related to credit-related decision services decreased to zero, for the nine months ended September 30, 2021, as compared to $0.7 million for same period in 2020.

These decreases in revenue are due to the phasing out of this offering in the first quarter of 2020. We do not expect this to contribute to revenue going forward.

Operating Expenses

Our operating expenses consist of the following:

Marketing

Marketing increased by $10.6 million, or 363.2% to $13.5 million for the three months ended September 30, 2021, as compared to $2.9 million for the same period in 2020. This increase resulted primarily from an increase in costs related to advertising through digital platforms of $9.3 million and other marketing related activities of $1.6 million, offset by a decrease in costs related to sponsor agreements with third parties of $0.3 million. Marketing costs also included $0.8 million in the third quarter of 2021 related to the Business Combination.

Marketing increased by $19.7 million, 265.5%, to $27.1 million for the nine months ended September 30, 2021, as compared to $7.4 million for the same period in 2020. This increase resulted primarily from an increase in costs related to advertising through digital platforms of $16.0 million, sponsor agreements with third parties of $0.2 million and other marketing related activities of $3.5 million. Marketing costs also included $1.1 million in the nine months ended September 30, 2021, related to the Business Combination.

Provision for loss on receivables

Provision for loss on receivables increased by $4.8 million, or 45.7%, to $15.2 million for the three months ended September 30, 2021, as compared to $10.5 million for the same period in 2020. This increase resulted primarily from an increase to provision related to Instacash principal receivables of $3.7 million, Instacash instant transfer fees and tips of $1.2 million and Credit Builder Plus loan receivables of $0.0 million, both evidenced by the increase in total originations from $117 million for the three months ended September 30, 2020 compared to $274 million for the same period in 2021. Provision related to membership fees decreased by $2.3 million due to a non-recurring adjustment of $2.3 million in the third quarter of 2020. Provision related to membership fees would have decreased $0.0 million during this period excluding this adjustment. Related to the ML Plus loans, a legacy product we transitioned from in the second quarter of 2020, the provision increased by $2.2 million, from $(2.5) million in the three months ended September 30, 2020 compared to $(0.3) million for the same period in 2021.

Provision for loss on receivables increased by $22.1 million, or 151.2%, to $36.6 million for the nine months ended September 30, 2021, as compared to $14.6 million for the same period in 2020. This increase resulted primarily from an increase to provision related to Instacash of $18.4 million, Instacash instant transfer fees and tips of $2.9 million and Credit Builder Plus loan receivables of $1.1 million, both evidenced by the increase in total originations from $255 million for the nine months ended September 30, 2020 compared to $700 million for the same period in 2021. Related to the ML Plus loans, a legacy product we transitioned from in the second quarter of 2020, the provision increased by $2.2 million, from $(3.1) million in the nine months ended September 30, 2020 compared to $(0.9) million for the same period in 2021. These increases were offset by a decrease in provision related to membership fees of $2.5 million due to a non-recurring adjustment of $2.3 million in the third quarter of 2020. Provision related to membership fees would have decreased $0.1 million during this period excluding this adjustment.

Provision for loss on receivables consists of amounts charged during the period to maintain an allowance for credit losses. The allowance represents management’s estimate of the credit losses in our loan portfolio and is based on management’s assessment of many factors, including changes in the nature, volume, and risk characteristics of the finance receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the borrower’s ability to pay.

Other direct costs

Other direct costs increased by $0.6 million, or 54.5%, to $1.8 million for the three months ended September 30, 2021, as compared to $1.2 million for the same period in 2020. This increase resulted from an increase in costs related to our bank account offering, paid to our partner bank, card associations and third-party service providers, which is largely driven by the increase in bank account customers.

Other direct costs increased by $3.8 million, or 122.6%, to $7.0 million for the nine months ended September 30, 2021, as compared to $3.1 million for the same period in 2020. This increase resulted from an increase in costs related to our bank account offering, paid to our partner bank, card associations and third-party service providers, which is largely driven by the increase in bank account customers.

Interest expense

Interest expense increased by $0.8 million, or 88.1%, to $1.6 million for the three months ended September 30, 2021, as compared to $0.9 million for the same period in 2020. This increase resulted from an increase in interest expense incurred related to our debt.

Interest expense increased by $2.6 million, or 113.6%, to $4.9 million for the nine months ended September 30, 2021, as compared to $2.3 million for the same period in 2020. This increase resulted from an increase in interest expense incurred related to our debt.

Personnel expenses

Personnel expense increased by $10.8 million, or 231.4%, to $15.5 million for the three months ended September 30, 2021, as compared to $4.7 million for the same period in 2020. This increase resulted from an increase in personnel related costs of $10.6 million, including $6.3 million in non-recurring, discretionary incentive bonus expense related to the Business Combination, and stock-based compensation of $0.2 million.

Personnel expense increased by $15.0 million, or 95.7%, to $30.7 million for the nine months ended September 30, 2021, as compared to $15.7 million for the same period in 2020. This increase resulted from an increase in personnel related costs of $13.7 million, including $6.3 million in non-recurring, discretionary incentive bonus expense related to the Business Combination, and stock-based compensation of $1.3 million.

Underwriting expenses

Underwriting expense increased by $1.0 million, or 89.8%, to $2.2 million for the three months ended September 30, 2021, as compared to $1.1 million for the same period in 2020. This increase resulted primarily from an increase in data costs and administrative fees for total originations.

Underwriting expense increased by $1.1 million, or 25.2%, to $5.7 million for the nine months ended September 30, 2021, as compared to $4.6 million for the same period in 2020. This increase resulted primarily from an increase in data costs for total originations.

IT expenses

IT expense decreased by $0.5 million, or 30.7%, to $1.2 million for the three months ended September 30, 2021, as compared to $1.7 million for the same period in 2020. This decrease resulted primarily from a decrease in software licenses and subscriptions of $0.8 million, which includes a non-recurring adjustment of $1.0 million in the third quarter of 2021. IT expense would have increased by $0.5 million during this period excluding this adjustment. This was offset by an increase in internet hosting expenses of $0.3 million.

IT expense decreased by $0.1 million, or 1.6%, to $5.0 million for the nine months ended September 30, 2021, as compared to $5.1 million for the same period in 2020. This decrease resulted primarily from a decrease in software licenses and subscriptions of $0.6 million, which includes a non-recurring adjustment of $1.0 million in the third quarter of 2021. IT expense would have increased by $0.9 million during this period excluding this adjustment. This was offset by an increase in internet hosting expenses of $0.5 million.

Bank and payment processor fees

Bank and payment processor fees increased by $3.1 million, or 83.1%, to $6.8 million for the three months ended September 30, 2021, as compared to $3.7 million for the same period in 2020. This increase resulted primarily from an increase in payment processing fees driven by the growth in total originations and total customers.

Bank and payment processor fees increased by $9.5 million, or 106.1%, to $18.5 million for the nine months ended September 30, 2021, as compared to $9.0 million for the same period in 2020. This increase resulted primarily from an increase in payment processing fees driven by the growth in total originations and total customers.

Change in fair value of warrant liability

Change in fair value of warrant liability was $(6.6) million for the three months ended September 30, 2021, as compared to $(0.2) million for the same period in 2020.

Change in fair value of warrant liability was $42.2 million for the nine months ended September 30, 2021, as compared to $(0.2) million for the same period in 2020.

Change in fair value of subordinated convertible notes

Change in fair value of subordinated convertible notes was zero for the three months ended September 30, 2021, as compared to zero for the same period in 2020. The Subordinated Convertible Notes were converted into common stock immediately prior to the Closing of the Business Combination, and the noteholders subsequently received shares of MoneyLion Class A common stock (“MoneyLion Common Stock” or “MoneyLion Class A Common Stock”) upon the Closing of the Business Combination.

Change in fair value of subordinated convertible notes was $49.6 million for the nine months ended September 30, 2021, as compared to zero for the same period in 2020. This resulted from the issuance of the convertible subordinated notes in December 2020 and January 2021, which were converted into common stock immediately prior to the Closing of the Business Combination, and the noteholders subsequently received shares of MoneyLion Class A Common Stock upon the Closing of the Business Combination.

Professional fees

Professional fees increased by $2.8 million, or 149.0%, to $4.7 million for the three months ended September 30, 2021, as compared to $1.9 million for the same period in 2020. This increase resulted primarily from an increase in fees related to accounting or consulting services of $1.6 million and legal services of $1.2 million, resulting in part from supplemental accounting and legal support related to the Business Combination.

Professional fees increased by $8.2 million, or 181.6%, to $12.7 million for the nine months ended September 30, 2021, as compared to $4.5 million for the same period in 2020. This increase resulted primarily from an increase in fees related to accounting or consulting services of $5.5 million and legal services of $2.7 million, resulting in part from supplemental accounting and legal support related to the Business Combination.

Other Operating Expenses

Other operating expenses increased by $8.5 million to $8.2 million for the three months ended September 30, 2021, as compared to $(0.3) million for the same period in 2020. The increase is driven by $5.3 million in losses for unrecovered customer purchase transactions related to our banking product, $1.5 million related to a reserve for costs related to ongoing legal matters, $0.8 million insurance expenses and other general operating expenses.

Other operating expenses increased by $5.8 million to $6.2 million for the nine months ended September 30, 2021, as compared to $0.4 million for the same period in 2020. The increase is driven by $5.3 million in losses for unrecovered customer purchase transactions related to our banking product, $1.8 million related to a reserve for costs related to ongoing legal matters, $0.8 million insurance expenses and other general operating expenses. This is offset by the gain related to the forgiveness of loans of $3.2 million as the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP loan in the second quarter of 2021.

Non-GAAP Measures

In addition to total revenues, net, and net income (loss) and gross profit, which are measures presented in accordance with U.S. GAAP, management believes that adjusted revenue and adjusted gross profit provide relevant and useful information which is widely used by analysts, investors, and competitors in our industry in assessing performance. Adjusted revenue and adjusted gross profit are supplemental measures of MoneyLion’s performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted revenue and adjusted gross profit should not be considered as substitutes for U.S. GAAP metrics such as total revenues, net, net income (loss), gross profit or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

We define adjusted revenue as total revenues, net plus amortization of loan origination costs less provision for loss on membership receivables, provision for loss on fees receivables, revenue from products that have been phased out, and non-operating income. We believe that adjusted revenue provides a meaningful understanding of revenue from ongoing products and recurring revenue for comparability purposes.

We define adjusted gross profit as gross profit less revenue derived from products that have been phased out, and non-operating income. We believe that adjusted gross profit provides a meaningful understanding of one aspect of profitability based on our current product portfolio.

Adjusted revenue and adjusted gross profit are useful to an investor in evaluating our performance because these measures:

●	Are widely used by investors to measure a company’s operating performance;

●	Are metrics used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

●	Are used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

The reconciliation of total revenues, net to adjusted revenue for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues, net	$44,220	$23,117	$115,549	$56,861
Add back:
Amortization of loan origination costs(1)	464	207	1,039	1,364
Less:
Provision for loss on receivables - membership receivables (2)	(1,025)	(3,355)	(2,204)	(4,713)
Provision for loss on receivables - fees receivables (3)	(1,671)	(479)	(3,563)	(632)
Revenue derived from products that have been phased out(4)	(6)	(311)	119	(2,167)
Non-operating income(5)	(3)	(18)	(6)	(112)
Adjusted Revenue	$41,979	$19,160	$110,935	$50,603

(1)	Amortization of loan origination costs are included within net interest income from finance receivables.

(2)	We deduct provision for loss on receivables related to membership receivables from total revenues, net as they are related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to membership receivables is included within provision for loss on receivables on the statement of operations. Refer to the “Critical Accounting Policies” section below for further discussion.

(3)	We deduct provision for loss on receivables related to fees receivables from total revenues, net as they are related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to the “Critical Accounting Policies” section below for further discussion.

(4)	Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, included within net interest income from finance receivables and fee income, and credit-related decision servicing fees, included within fee income. Revenue from unsecured personal loans was $0.0 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Revenue from unsecured personal loans was $(0.1) million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. Revenue from credit-related decision servicing was zero and $0.0 million for the three months ended September 30, 2021 and 2020, respectively. Revenue from credit-related decision servicing was zero and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

(5)	Non-operating income is included within other income and consists of interest income earned on cash balances and is considered non-operating.

The reconciliation of gross profit, which is prepared in accordance with U.S. GAAP, to adjusted gross profit for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Total revenue, net	$44,220	$23,117	$115,549	$56,861
Less:
Cost of Sales
Bank and payment processor fees	(6,770)	(3,697)	(18,526)	(8,987)
Underwriting expenses	(2,158)	(1,137)	(5,702)	(4,553)
Provision for loss on receivables - membership receivables (1)	(1,025)	(3,355)	(2,204)	(4,713)
Provision for loss on receivables - fees receivables (2)	(1,671)	(479)	(3,563)	(632)
IT expenses	(1,633)	(1,294)	(4,493)	(3,817)
Professional fees	(978)	(632)	(2,460)	(2,037)
Personnel expenses	(1,015)	(815)	(2,805)	(2,662)
Other direct costs	(1,828)	(1,183)	(6,983)	(3,137)
Other operating (income) expenses	(184)	419	(285)	337
Gross Profit	$26,960	$10,944	$68,529	$26,662
Less:
Revenue derived from products that have been phased out(3)	(6)	(311)	119	(2,167)
Non-operating income(4)	(3)	(18)	(6)	(112)
Adjusted Gross Profit	$26,951	$10,614	$68,643	$24,383

(1)	We deduct provision for loss on receivables related to membership receivables from total revenues, net as they are related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to membership receivables is included within provision for loss on receivables on the statement of operations. Refer to the “Critical Accounting Policies” section below for further discussion.

(2)	We deduct provision for loss on receivables related to fees receivables from total revenues, net as they are related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to the “Critical Accounting Policies” section below for further discussion.

(3)	Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, included within net interest income from finance receivables and fee income, and credit-related decision servicing fees, included within fee income. Revenue from unsecured personal loans was $0.0 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Revenue from unsecured personal loans was $(0.1) million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. Revenue from credit-related decision servicing was zero and $0.0 million for the three months ended September 30, 2021 and 2020, respectively. Revenue from credit-related decision servicing was zero and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

(4)	Non-operating income is included within other income and consists of interest income earned on cash balances and is considered non-operating.

Changes in Financial Condition as of September 30, 2021 and December 31, 2020

	September 30,	December 31,	Change
	2021	2020	$	%

Assets
Cash and restricted cash	$299,002	$20,927	$278,075	1328.8%
Receivables	129,281	68,794	60,487	87.9%
Allowance for losses on finance receivables	(16,791)	(9,127)	(7,664)	84.0%
Receivables, net	112,490	59,667	52,823	88.5%
Property and equipment, net	588	502	86	17.1%
Goodwill and intangible assets, net	29,606	30,840	(1,234)	-4.0%
Other assets	26,913	11,707	15,206	129.9%
Total assets	$468,599	$123,643	$344,956	279.0%
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Deficit
Liabilities:
Debt arrangements	$43,626	$46,602	$(2,976)	-6.4%
Accounts payable and accrued liabilities	46,134	20,968	25,166	120.0%
Warrant liability	22,916	24,667	(1,751)	-7.1%
Total liabilities	112,676	92,237	20,439	22.2%

Redeemable convertible preferred stock (Series A-1, A-2, A-3, B, B-2, C, C-1)	-	288,183	(288,183)	-
Redeemable noncontrolling interests	123,549	71,852	51,697	71.9%
Stockholders’ deficit:
Common stock	23	-	23	-
Additional paid-in capital	671,906	-	671,906	-
Accumulated deficit	(429,855)	(327,629)	(102,226)	31.2%
Treasury stock	(9,700)	(1,000)	(8,700)	-
Total stockholders’ deficit	232,374	(328,629)	561,003	-170.7%
Total liabilities, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ deficit	$468,599	$123,643	$344,956	279.0%

Assets

Cash and restricted cash

Cash and restricted cash increased by $278.1 million to $299.0 million as of September 30, 2021, as compared to $20.9 million as of December 31, 2020. Refer to the “Cash Flows” section below for further discussion on the net cash provided by (used in) operating activities, investing activities and financing activities during the period.

Receivables, net

Receivables, net increased by $52.8 million, or 88.5%, to $112.5 million as of September 30, 2021, as compared to $59.7 million as of December 31, 2020. This increase was primarily driven by the increase in total originations, including Credit Builder Plus loans and Instacash advances, membership fees and Instacash tips and instant transfer fees as Instacash continues to see strong growth. This was offset by the decrease in ML Plus loans as we completed our transition to Credit Builder Plus loans in 2020 as well as unsecured personal loans as we phased out this offering in 2020. Refer to the “Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020” section above for further discussion on the changes in revenues and provisions for loss on receivables.

Other assets

Other assets increased by $15.2 million, or 129.9%, to $26.9 million as of September 30, 2021, as compared to $11.7 million as of December 31, 2020. This is primarily attributable to an increase in prepaid expenses of $8.5 million, including $7.3 million in insurance premiums, and receivable from payment processor – debit card collections of $6.1 million.

Liabilities

Debt arrangements

Debt arrangements decreased by $3.0 million, or 6.4%, to $43.6 million as of September 30, 2021, as compared to $46.6 million as of December 31, 2020. This decrease is attributable to the conversion of the fair value convertible note of $14.0 million, repayment of the $5.0 million related party loan and forgiveness of the PPP loan of $3.2 million, offset by the additional $20.0 million borrowings on the second lien loan. Refer to the “Financing Arrangements” section below for further discussion on financing transactions during the period.

Accounts payable and accrued expenses

Accounts payable and accrued expenses increased by $25.2 million, or 120.0%, to $46.1 million as of September 30, 2021, as compared to $21.0 million as of December 31, 2020, which is attributable to an increase in operating expenses during the period and $11.1 million of transaction costs related to the Business Combination that remain unpaid as of September 30, 2021. Refer to the “Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020” section above for further discussion on operating expense activity during the period.

Warrant liability

Warrant liability decreased by $1.8 million, or 7.1%, to $22.9 million as of September 30, 2021, as compared to $24.7 million as of December 31, 2020. Refer to the “Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020” section above for further discussion on the change in fair value of warrant liability during the period.

Liquidity and Capital Resources

As a result of the Business Combination, we raised net proceeds of $301.1 million including the contribution of cash held in Fusion’s trust account from its initial public offering of $91.1 million, post redemption of Fusion’s Common Stock held by Fusion’s public stockholders prior to the Business Combination, and $250.0 million of private investment in public equity (“PIPE”) at $10.00 per share of MoneyLion Common Stock, net of transaction expenses. Prior to the Business Combination, the funds received from previous common stock and redeemable convertible preferred stock equity financings, as well as the Company’s ability to obtain lending commitments, provided the liquidity necessary for the Company to fund its operations. We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital needs for at least the next twelve months. Our future financing requirements will depend on several factors including our growth, the timing and level of spending to support continued development of our platform and the expansion of marketing activities. In addition, growth of our finance receivables increases our liquidity needs, and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate third-party sources of funding for our finance receivables. Additional funds may not be available on terms favorable to us or at all. If the Company is unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations.

The following table presents the Company’s cash, restricted cash, and receivable from payment processor, as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash	$295,645	$19,406
Restricted cash	3,357	1,521
Receivable from payment processor - Debit card collections	11,679	5,600
Receivable from payment processor - Other	1,363	1,936

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(2,062)	$1,402
Net cash used in investing activities	(91,215)	(23,505)
Net cash provided by financing activities	371,352	(941)
Net decrease in cash and restricted cash	$278,075	$(23,044)

Operating Activities

Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2021 and was primarily due to the net loss of $132.9 million and net cash outflow from changes in other assets of $15.2 million and gain on loan forgiveness of $3.2 million, offset by the provision for losses on receivables of $36.6 million, changes in accounts payable and accrued liabilities of $13.7 million, and stock compensation expense of $2.4 million. Other adjustments to arrive at net cash from operating activities include $42.2 million from the change in fair value of warrants and $49.6 million from the change in fair value of subordinated convertible notes.

Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2020 and was primarily due to the net loss of $11.2 million and net cash outflow from changes in other assets of $4.2 million, offset by provision for losses on receivables of $14.6 million and stock compensation expense of $1.1 million.

Investing Activities

Net cash used in investing activities was $91.2 million for the nine months ended September 30, 2021 and was primarily due to net originations and collections on finance receivables, driven by growth in total originations.

Net cash used in investing activities was $23.5 million for the nine months ended September 30, 2020 and was primarily due to net originations and collections on finance receivables of $22.5 million and purchases of property and equipment of $1.0 million.

Financing Activities

Net cash provided by financing activities was $371.4 million for the nine months ended September 30, 2021 and was primarily due to proceeds from the reverse capitalization, net of transaction costs (related to consummation of the Business Combination) of $301.1 million, contributions from redeemable noncontrolling interests of $53.0 million, proceeds from issuance of subordinated convertible notes of $36.8 million and borrowings from secured lenders of $20.0 million, offset by redeemed stock options of $10.7 million, redemption of founder’s common stock of $9.7 million, redemptions by redeemable noncontrolling interests of $4.6 million, distributions to redeemable noncontrolling interests of $7.1 million and repayment of a related party loan of $5.0 million.

Net cash used by financing activities was $0.9 million for the nine months ended September 30, 2020 and was primarily due to the repayments to secured lenders of $18.3 million, redemptions by redeemable noncontrolling interests of $13.1 million and distributions to redeemable noncontrolling interests of $3.0 million, offset by borrowings from secured lenders of $16.7 million, issuance of Series C-1 redeemable convertible preferred stock of $12.0 million and proceeds from the issuance of a related party loan of $5.0 million.

Financing Arrangements

The following transactions have provided MoneyLion with liquidity and cash resources.

Secured Loans

Secured Bank Loan — In September 2018, the Company entered into a Loan and Security Agreement (“Secured Bank Loan”) with a bank for a 6.75% $20 million loan. Interest only was payable monthly through September 27, 2019. According to the terms of the Secured Bank Loan, the outstanding principal on that date was converted to a term loan payable with principal and interest payable in 36 monthly installments, maturing on September 27, 2022. The loan was secured by all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including IIA and all of the related SPVs. Under the terms of the Secured Bank Loan, the Company was subject to certain covenants, as defined, including the requirement to maintain a cash balance, as defined, at the bank of $15 million. The Secured Bank Loan was paid off in 2020.

Second Lien Loan — In April 2020, the Company entered into a Loan and Security Agreement (“Second Lien Loan”) with a lender for a second-lien loan facility with an initial principal balance of $5.0 million. The Second Lien Loan bears interest at the greater of (a) 12%, and (b) a fluctuating rate of interest per annum equal to the Wall Street Journal Prime Rate plus 5.75%, not to exceed 15%. Interest only is payable until April 30, 2022, and thereafter outstanding principal will be repaid in twelve equal installments through the facility maturity date of May 1, 2023. The Second Lien Loan is secured by substantially all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including IIA and all of the related SPVs. Under the terms of the Loan and Security Agreement the Company is subject to certain covenants, as defined. The Company used the Second Lien Loan proceeds for general corporate purposes. On August 27, 2021, the Company entered into a Second Amendment to the Loan and Security Agreement that refinanced the Second Lien Loan and increased principal borrowings up to an aggregate principal amount of $25.0 million, and with Monroe Capital Management Advisors, LLC replacing MLi Subdebt Facility 1 LLC as collateral agent and administrative agent for the lenders. The other material terms of the loan remained the same. Upon the consummation of the Business Combination, the Company repaid the original $5.0 million principal balance owed to MLi Subdebt Facility 1 LLC, together with accrued interest and fees. As of September 30, 2021, the $20.0 million principal balance owed to affiliates of Monroe Capital Management Advisors, LLC remains outstanding.

First Lien Loan — In July 2020, the Company entered into a Loan and Security Agreement (“First Lien Loan”) with a bank for a $25.0 million first-lien loan facility consisting of a $20.0 million revolving credit line and $5.0 million term loan. The revolving line bears interest at the greater of (i) Wall Street Journal Prime Rate+2.25% and (ii) 6.50%. The revolving line matures on May 1, 2022. The term loan bears interest at the greater of (i) Wall Street Journal Prime Rate+3.25% and (ii) 7.50%. Interest only on the term loan was payable until September 1, 2021, and thereafter outstanding principal is payable in thirty-nine equal installments through the facility maturity date of May 1, 2024. The First Lien Loan is secured on a first-priority basis by all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including IIA and all of the related SPVs. Under the terms of the Loan and Security Agreement, the Company is subject to certain covenants, as defined. Additionally, the Company granted the bank lender warrants to receive 12,792 shares of the Company’s common stock at an exercise price as defined in the First Lien Loan. The Company used the First Lien Loan proceeds to repay in full the Secured Bank Loan and for general corporate purposes.

Secured Debt Agreements — In March 2018, and then in April 2018, IIA Notes SPV II LLC and IIA Notes SPV III LLC, indirect wholly owned subsidiaries of the Company, entered into Loan and Security Agreements (the “Secured Debt Agreements”) with separate lenders establishing a total credit facility of a minimum of $20.0 million, which could have been increased to $27.0 million upon mutual agreement between the lenders and the Company. Borrowings under these agreements were secured by a security interest in certain consumer finance loans. These agreements matured at various dates through 2020 and carried a total interest rate of 14%. The Company borrowed a total of $22.0 million under these credit facilities. In January 2019, the Company repaid $11.0 million of the outstanding Secured Debt. As of December 31, 2019, the balance due under the Secured Debt Agreements was $11.0 million. In August 2020, IIA Notes SPV III repaid in full the approximately $11.5 million that was outstanding under the Secured Debt Agreements and terminated the facility.

Subordinated Convertible Notes — In December 2020, the Company sold to a third-party lender $10 million of 3% subordinated convertible notes maturing on July 31, 2021, the proceeds of which were used to conduct its business. In January 2021, as part of the same series of notes issued in December 2020, the Company sold to third-party lenders $36.8 million maturing on July 31, 2021 (collectively, the “Subordinated Convertible Notes”). On July 22, 2021, the Subordinated Convertible Notes were amended to extend their maturity date to September 30, 2021. The Company elected the fair value option to account for the Subordinated Convertible Note and recorded it at fair value and subsequently remeasured it to fair value at the reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Subordinated Convertible Notes were converted into common stock immediately prior to the Closing of the Business Combination., and the noteholders subsequently received 10,068,133 shares of MoneyLion Class A Common Stock upon the Closing of the Business Combination. Prior to the conversion, the carrying value of the convertible notes was $100.3 million.

Other

In August 2016, the Company entered into a $50 million credit and security agreement (the “2016 Credit Agreement”) with a lender for the funding of finance receivables. The 2016 Credit Agreement allowed for increases in the maximum borrowings under the agreement up to $500 million, bore interest at a rate as defined in the 2016 Credit Agreement and matures in February 2023. The 2016 Credit Agreement also required the Company to adhere to certain financial covenants along with certain other financial reporting requirements. The Company did not meet certain of these covenant requirements as of December 31, 2019, for which it received a waiver from the lender. The 2016 Credit Agreement was terminated upon the Closing of the Business Combination by mutual agreement of the Company and the lender; there was no outstanding balance under the 2016 Credit Agreement at the time of termination.

In connection with the 2016 Credit Agreement, the Company granted warrants allowing the lender to purchase up to 2.5% of Legacy MoneyLion’s outstanding common stock, or 255,402 warrants. The warrants vested in tranches based upon the occurrence of certain advance events. Through September 30, 2021, all tranches were exercised and converted into MoneyLion Common Stock in connection with the Business Combination.

In April 2020, the Company borrowed $3.2 million from a bank under the SBA’s Paycheck Protection Program introduced as part of the U.S. Government’s COVID-19 relief efforts (the “PPP Loan”). In June 2021, the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP Loan.

In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 1 SPV Borrower”), entered into a $100 million credit agreement (the “ROAR 1 SPV Credit Facility”) with a lender for the funding of finance receivables, which secure the SPV Credit Facility. The ROAR 1 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $200 million, bears interest at a rate of 12.5% and matures in March 2025, unless it is extended to March 2026. Under the terms of the ROAR 1 SPV Credit Facility, the ROAR 1 SPV Borrower is subject to certain covenants. As of September 30, 2021, there was no outstanding principal balance.

Equity

Common Stock

After the Closing of the Business Combination, MoneyLion’s new Charter authorized the issuance of an aggregate of 2,200 million shares of capital stock, consisting of 2,000,000,000 shares of MoneyLion Class A Common Stock, $0.0001 par value per share and 200,000,000 shares of preferred stock, $0.0001 par value per share. Immediately following the Business Combination, 970,000 shares of MoneyLion Class A Common Stock were redeemed for $9.7 million.

Redeemable Convertible Preferred Stock

Each share of Legacy MoneyLion’s redeemable convertible preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of fully paid and non-assessable shares of common stock as is determined by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion.

Pursuant to the Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of MoneyLion Class A Common Stock upon the closing of the Business Combination.

Contractual Obligations

The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2020:

	Payments Due by Period
	Total	2021	2022 – 023	2024 – 2025	Thereafter
	(in thousands)
First lien loan	$25,000	$1,111	$23,334	$555	$—
Subordinated convertible notes, at fair value	14,000	14,000	—	—	—
Second lien loan	5,000	—	5,000	—	—
Other debt	3,207	—	3,207	—	—
Operating lease obligations	2,519	1,119	822	578	—
Total	$49,726	$16,230	$32,363	$1,133	$—

Off-Balance Sheet Arrangements

At September 30, 2021, the Company did not have any material off-balance sheet arrangements.

Critical Accounting Policies

See Note 2 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of Critical Accounting Policies.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements that may potentially impact our results of operations, financial condition or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

Interest rates may adversely impact our customers’ level of engagement on our platform and ability and willingness to pay outstanding amounts owed to us. While we do not charge interest on a lot of our products, higher interest rates could deter customers from utilizing our credit products and other loans. Moreover, higher interest rates may lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our operating results.

Certain of our funding arrangements, and future funding arrangements may, bear a variable interest rate. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable.

Emerging Growth Company

MoneyLion is an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. MoneyLion has elected to use this extended transition period under the JOBS Act. Further, the financial statements of MoneyLion also take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies. As a result, following the Business Combination, MoneyLion’s consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make common stock less attractive to investors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this Report, is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 17 (Commitment and Contingencies) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

The Company is subject to regulatory examination by the California Department of Financial Protection and Innovation (the “CA DFPI”). In October 2020, the Company received a report of examination for MoneyLion of California, LLC, our subsidiary, and a follow-up request for information in May 2021. The report of examination identified certain compliance exceptions and required the Company to take corrective actions, including customer refunds relating to legacy loan products that the Company no longer offers. The Company is in the process of completing the required corrective actions and has enhanced its policies and procedures for compliance with applicable provisions of the California Financial Code going forward. In addition, the CA DFPI is currently conducting an industry-wide investigation of companies that provide earned wage access products and services, including Instacash. The Company intends to continue cooperating fully in this investigation and to that end entered into a memorandum of understanding (“MOU”) with the CA DFPI on February 23, 2021. The MOU requires the Company to regularly provide certain information to the CA DFPI and adhere to certain best practices regarding Instacash while the CA DFPI continues to investigate. Any potential impacts on our financial condition or operations relating to the MOU are unknown at this time.

In 2019, 2020 and 2021, the Company received Civil Investigative Demands (the “CIDs”) from the Consumer Financial Protection Bureau (“CFPB”) relating to our compliance with the Military Lending Act and our membership model. The Company will continue to provide to the CFPB all of the information and documents required by the CIDs and intends to continue to fully cooperate with the CFPB in this investigation. The investigation is ongoing and any potential impact on our financial condition or operations are unknown at this time.

With respect to the MoneyLion’s activities in Colorado, the Company received a report of examination in 2021 from the Colorado Department of Law’s Consumer Protection Unit (“Colorado Consumer Protection Unit”) regarding MoneyLion of Colorado, LLC, our subsidiary. The report of examination identified certain compliance exceptions and required the Company to take corrective actions relating to our recordkeeping and customer disclosures, and potentially including customer refunds on certain loans. The Company is in the process of responding to the Colorado Consumer Protection Unit’s report of examination and requests for information and intends to take all corrective actions required to maintain compliance with applicable Colorado state law going forward.

With respect to MoneyLion’s activities in Minnesota, the Company received information requests in 2019, 2020 and 2021 from the Minnesota Department of Commerce (“Minnesota DOC”) regarding an investigation relating to MoneyLion’s lending activity in Minnesota and its membership program. The Minnesota DOC previously informed the Company that it was no longer pursuing the investigation regarding the membership program but continued the investigation into lending activity. The Company has fully cooperated with the Minnesota DOC in the investigation. The Company is in the process of finalizing a resolution with the Minnesota DOC with respect to the prior lending activity. The Company does not expect that this resolution will have any material impact on its financial condition or operations.

In February and March 2021, the Company received investigative subpoenas from the Securities and Exchange Commission concerning the Invest in America Credit Fund 1. The Company is cooperating with the investigation, which is at an early stage, and cannot predict its outcome or any potential impact on our financial condition or operations.

With respect to MoneyLion’s activities in Virginia, the Company received CIDs from the office of the Attorney General of the Commonwealth of Virginia in October 2021 relating to our lending activity in Virginia. We are cooperating with the investigation, which is at an early stage, and we cannot predict its outcome or any potential impact on our financial condition or operations.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Registration Statement on Form S-1, filed on October 20, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2021, we issued 25,000,000 shares of MoneyLion Class A Common Stock to certain qualified institutional buyers and accredited investors that agreed to purchase such shares in connection with the Business Combination for aggregate consideration of $250,000,000.

The offers, sales and issuances of the securities described in the preceding paragraph were deemed to be exempt from registration either under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and its employees and did not involve any public offering within the meaning of Section 4(a)(2). The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That may Yet Be Purchased Under the Plans or Programs
September 1 - September 30, 2021(1)	2,244,130	$10.00	-	$-
Total	2,244,130	$10.00	-	$-

(1)	On September 22, 2021, following the Closing of the Business Combination, the Company repurchased 2,244,130 shares of redeemable common stock for an aggregate purchase price of $22,441,300.00 from certain affiliated stockholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MoneyLion Inc.
(Registrant)

Date: November 15, 2021	By:	/s/ Richard Correia
Richard Correia
Chief Financial Officer