Form 10-Q/A
period 2021-09-30
MONEYLION INC.
filed 2022-03-10
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

MoneyLion Inc. (the “Company,” “we,” “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of an error related to the conversion of subordinated convertible notes to equity (as defined herein) and the exercise of stock warrants related to the Business Combination (as defined herein) and an error related to the computation of diluted net income per share for the three months ended September 30, 2021, each as described in more detail below.

Restatement Background— In connection with the audit of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2021, the Company’s auditors, RSM US LLP, identified an error made in the Original Financial Statements arising from the manner in which the Company accounted for the conversion of subordinated convertible notes and exercise of stock warrants into equity in connection with the Closing (as defined herein) of the Business Combination. Prior to the Closing, the Company had recorded both the subordinated convertible debt and the stock warrants at fair value as liabilities on the Company’s condensed consolidated balance sheets, and any changes in fair value of the subordinated convertible debt and the stock warrants were recorded in the Company’s condensed consolidated statement of operations as a component of operating expenses. At the Closing, upon the conversion of the subordinated convertible notes into, and the exercise of the stock warrants for, equity, the Company reclassified these liabilities to equity based on the June 30, 2021 fair value measurement of the subordinated convertible notes and the stock warrants. The Company’s management, in consultation with its advisors, has determined that the subordinated convertible notes and the stock warrants should have been marked to fair value as of the Closing, with the related change in fair value recorded in operating expenses before the liabilities were reclassified to equity.

As a result, the Company’s management has noted errors related to operating expenses, net loss and basic and diluted earnings (loss) per share in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and additional paid-in capital and retained earnings in the condensed consolidated balance sheet as of September 30, 2021, along with related impacts to the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 and the condensed consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ deficit for the three and nine months ended September 30, 2021.

In connection with the preparation of this Amendment, the Company’s management identified a second error in the Original Financial Statements as the denominator of the diluted net income per share calculation for the three months ended September 30, 2021 did not include the impact of dilutive securities. The Company’s management, in consultation with its advisors, has determined that the calculation of diluted net income per share included within the condensed consolidated statement of operations for the three months ended September 30, 2021 should have included the impact of dilutive securities.

In light of the foregoing, on March 9, 2022, the Audit Committee of the Company’s board of directors, based on the recommendation of and after consultation with management and the Company’s advisors, concluded that the Company’s Original Financial Statements and related financial information contained in the Original Filing should no longer be relied upon and should be restated in order to correct the errors described above. Neither the manner in which the Company accounted for the conversion of the subordinated convertible notes and exercise of stock warrants into equity nor the manner in which diluted net income per share was calculated for the three months ended September 30, 2021 had any effect on the Company’s previously reported cash position.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the Original Financial Statements and related financial information contained in the Original Filing should no longer be relied upon.

The restatement is more fully described in Note 2 to the condensed consolidated financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control and Disclosure Controls Considerations— In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2021 due to material weaknesses in internal control over financial reporting related to the accounting of the conversion of subordinated convertible notes and exercise of stock warrants into equity and the calculation of diluted net income per share for the three months ended September 30, 2021, as well as the treatment of the noncontrolling interests attributable to the Class B investors of IIA (as defined herein).

Items Amended In This Amendment— For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Financial Statements

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I – Item 4. Controls and Procedures

●	Part II – Item 1A. Risk Factors

●	Part II – Item 6. Exhibits

Except as described above, this Amendment does not substantively amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after November 15, 2021, the original filing date, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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

The Business Combination closed on September 22, 2021.

MONEYLION INC.

i

MoneyLion Inc.

As used in this Quarterly Report on Form 10-Q/A, unless the context requires otherwise, references to “MoneyLion”, the “Company”, “we”, “us”, and “our”, and similar references refer to MoneyLion Inc. and its wholly-owned subsidiaries for the period following the Business Combination (as defined herein) and to MoneyLion Technologies Inc. for the period prior to the Business Combination. “Fusion” refers to Fusion Acquisition Corp. prior to the Business Combination.

For more information regarding the Business Combination, see Item I, Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q/A.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, including the information incorporated herein by reference, contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of MoneyLion. These statements are based on the beliefs and assumptions of the management of MoneyLion. Although MoneyLion believes that its respective plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, MoneyLion cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, MoneyLion’s management.

Forward-looking statements in this Quarterly Report on Form 10-Q/A may include, for example, statements about:

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

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q/A and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The risks described above should be read together with the risk factors included in our Registration Statement on Form S-1, filed on October 20, 2021, and the other information set forth in this Quarterly Report on Form 10-Q/A, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. See “Cautionary Note Regarding Forward-Looking Statements” herein.

iii

PART I - FINANCIAL INFORMATION

MONEYLION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
	(As Restated)
Assets
Cash, including amounts held by variable interest entities (VIEs) of $2,539 and $390	$295,645	$19,406
Restricted cash	3,357	1,521
Receivables	129,281	68,794
Allowance for losses on receivables	(16,791)	(9,127)
Receivables, net, including amounts held by VIEs of $99,306 and $52,264	112,490	59,667
Property and equipment, net	588	502
Intangible assets, net	8,041	9,275
Goodwill	21,565	21,565
Due from related party	-	5
Other assets	26,913	11,702
Total assets	$468,599	$123,643
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Deficit
Liabilities:
Secured loans	43,626	24,395
Accounts payable and accrued liabilities	46,134	20,968
Subordinated convertible notes, at fair value	-	14,000
Related party loan	-	5,000
Warrant liability	22,916	24,667
Other debt	-	3,207
Total liabilities	112,676	92,237
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock (Series A-1, A-2, A-3, B, B-2, C, C-1), $0.0001 par value; 0 and 7,471,198 shares authorized, 0 and 7,085,923 issued and outstanding at September 30, 2021 and December 31, 2020; aggregate liquidation preference of $0 and $288,183 at September 30, 2021 and December 31, 2020(1)	-	288,183
Redeemable noncontrolling interests	123,549	71,852
Stockholders’ deficit:
Class A Common Stock, $0.0001 par value; 2,000,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively, 226,177,708 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	23	-
Additional paid-in capital	676,268	-
Accumulated deficit	(434,217)	(327,629)
Treasury stock, 970,000 and 44,924 shares at September 30, 2021 and December 31, 2020 at cost	(9,700)	(1,000)
Total stockholders’ deficit	232,374	(328,629)
Total liabilities, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ deficit	$468,599	$123,643

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business combination,” for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONEYLION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Revenue
Net interest income on finance receivables	$2,293	$1,654	$5,716	$3,617
Membership subscription revenue	8,347	8,435	23,709	22,778
Affiliates income	3,175	518	6,444	1,368
Fee income	30,402	12,471	79,659	28,924
Other income	3	39	21	174
Total Revenues, net	44,220	23,117	115,549	56,861
Operating expenses
Marketing	13,531	2,921	27,060	7,404
Provision for loss on receivables	15,238	10,456	36,644	14,587
Other direct costs	1,828	1,183	6,983	3,137
Interest expense	1,627	865	4,947	2,316
Personnel expenses	15,483	4,672	30,736	15,704
Underwriting expenses	2,158	1,137	5,702	4,553
Information technology expenses	1,195	1,725	5,009	5,089
Bank and payment processor fees	6,770	3,697	18,526	8,987
Change in fair value of warrant liability	5,495	(228)	54,285	(228)
Change in fair value of subordinated convertible notes	(7,684)	-	41,877	-
Professional fees	4,678	1,879	12,715	4,516
Depreciation and amortization expense	486	286	1,502	811
Occupancy expense	(46)	314	719	913
Gain on foreign currency translation	(135)	(43)	(178)	(155)
Other operating (income) expenses	8,242	(257)	6,221	393
Total operating expenses	68,866	28,607	252,748	68,027
Net loss before income taxes	(24,646)	(5,490)	(137,199)	(11,166)
Income tax (benefit) expense	(1)	-	41	(13)
Net loss	$(24,645)	$(5,490)	$(137,240)	$(11,153)
Net income attributable to redeemable noncontrolling interests	(3,520)	(1,967)	(9,364)	(6,480)
Reversal of previously accrued / (accrued) dividends on redeemable convertible preferred stock	52,466	(4,387)	42,728	(12,817)
Net income (loss) attributable to common shareholders	$24,301	$(11,844)	$(103,876)	$(30,450)

Net income (loss) per share, basic (1)	$0.39	$(0.26)	$(1.96)	$(0.67)
Net income (loss) per share, diluted (1)	$0.13	$(0.26)	$(1.96)	$(0.67)
Weighted average shares used in computing net loss per share, basic (1)	62,314,396	44,857,889	53,119,751	45,253,509
Weighted average shares used in computing net loss per share, diluted (1)	219,114,088	44,857,889	53,119,751	45,253,509

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business combination,” for details. Because the Company had a net loss in the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, the Company’s potentially dilutive securities, which include stock options, restricted stock, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share for those periods, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders for these periods is the same. See Note 17, “Net income (loss) per share (as restated)” for a reconciliation of Net income per share, diluted for the three months ended September 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONEYLION INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares(1)	Amount	Interests	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at July 1, 2020	107,410,844	$251,475	$68,288	44,888,391	$-	$-	$(280,116)	$(1,000)	$(281,116)
Stock-based compensation	-	-	-	-	-	410	-	-	410
Exercise of stock options and warrants	-	-	-	880,344	-	58	-	-	58
Accrued dividends on redeemable convertible preferred stock	-	4,387	-	-	-	(468)	(3,919)	-	(4,387)
Contributions by redeemable noncontrolling interests	-	-	50	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(4,473)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(907)	-	-	-	-	-	-
Net income (loss)	-	-	1,966	-	-	-	(7,457)	-	(7,457)
Balances at September 30, 2020	107,410,844	$255,862	$64,924	45,768,735	$-	$-	$(291,492)	$(1,000)	$(292,492)

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares(1)	Amount	Interests	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at January 1, 2020	103,598,936	$231,020	$73,977	44,198,935	$-	$-	$(262,208)	$(1,000)	$(263,208)
Stock-based compensation	-	-	-	-	-	1,082	-	-	1,082
Exercise of stock options and warrants	-	-	-	1,569,800	-	84	-	-	84
Issuance of Series C-1 redeemable convertible preferred stock	3,811,908	12,025	-	-	-	-	-	-	-
Accrued dividends on redeemable convertible preferred stock	-	12,817	-	-	-	(1,166)	(11,651)	-	(12,817)
Contributions from redeemable noncontrolling interests	-	-	300	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(12,844)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(2,989)	-	-	-	-	-	-
Net income (loss)	-	-	6,480	-	-	-	(17,633)	-	(17,633)
Balances at September 30, 2020	107,410,844	$255,862	$64,924	45,768,735	$-	$-	$(291,492)	$(1,000)	$(292,492)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business combination,” for details.

MONEYLION INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares(1)	Amount	Interests	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at July 1, 2021	116,264,374	$298,010	$101,157	48,658,573	$5	$-	$(453,805)	$(1,000)	$(454,800)
Stock-based compensation	-	-	-	-	-	586	-	-	586
Exercise of stock options and warrants	-	-	-	820	-	-	-	-	-
Accrued dividends on redeemable convertible preferred stock	-	4,465	-	-	-	(516)	(3,949)	-	(4,465)
Preferred stock conversion	(116,264,374)	(302,475)	-	116,264,374	12	250,761	51,702	-	302,475
Reverse capitalization on September 22, 2021	-	-	-	62,223,940	6	438,178	-	1,000	439,184
Redemption of common stock	-	-	-	(970,000)	-	-	-	(9,700)	(9,700)
Redemption of stock options	-	-	-	-	-	(12,741)	-	-	(12,741)
Contributions from redeemable noncontrolling interests	-	-	22,000	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(500)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(2,628)	-	-	-	-	-	-
Net income (loss)	-	-	3,520	-	-	-	(28,165)	-	(28,165)
Balances at September 30, 2021 (As Restated)	-	$-	$123,549	226,177,708	$23	$676,268	$(434,217)	$(9,700)	$232,374

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares(1)	Amount	Interests	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$5	$-	$(327,629)	$(1,000)	$(328,624)
Stock-based compensation	-	-	-	-	-	2,425	-	-	2,425
Exercise of stock options and warrants	-	-	-	788,673	-	251	-	-	251
Accrued dividends on redeemable convertible preferred stock	-	14,292	-	-	-	(2,606)	(11,686)	-	(14,292)
Preferred stock conversion	(116,264,374)	(302,475)	-	116,264,374	12	250,761	51,702	-	302,475
Reverse capitalization on September 22, 2021	-	-	-	62,223,940	6	438,178	-	1,000	439,184
Redemption of common stock	-	-	-	(970,000)	-	-	-	(9,700)	(9,700)
Redemption of stock options	-	-	-	-	-	(12,741)	-	-	(12,741)
Contributions from redeemable noncontrolling interests	-	-	53,000	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(3,556)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(7,111)	-	-	-	-	-	-
Net income (loss)	-	-	9,364	-	-	-	(146,604)	-	(146,604)
Balances at September 30, 2021 (As Restated)	-	$-	$123,549	226,177,708	$23	$676,268	$(434,217)	$(9,700)	$232,374

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business combination,” for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONEYLION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(As Restated)
Cash flows from operating activities:
Net loss	$(137,240)	$(11,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on receivables	36,644	14,587
Depreciation and amortization expense	1,502	811
Change in deferred fees and costs, net	2,847	553
Change in fair value of warrants	54,285	(228)
Change in fair value of subordinated convertible notes	41,877	-
Gain on loan forgiveness	(3,207)	-
Gains on foreign currency translation	(178)	(155)
Stock compensation expense	2,425	1,082
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	481	12
Other assets	(15,206)	(4,217)
Accounts payable and accrued liabilities	13,708	110
Net cash provided by (used in) operating activities	(2,062)	1,402
Cash flows from investing activities:
Net originations and collections on finance receivables	(90,861)	(22,476)
Purchase of property and equipment	(354)	(1,029)
Net cash used in investing activities	(91,215)	(23,505)
Cash flows from financing activities:
Repayments to secured/senior lenders	(556)	(18,333)
Repayment of related party loan	(5,000)	-
Proceeds from issuance of related party loan	-	5,000
Proceeds from issuance of subordinated convertible notes	36,750	-
Borrowings from secured lenders	20,000	16,697
Payment of deferred financing costs	(2,147)	(675)
Redemption of founder’s common stock	(9,700)	-
Payment of redeemed stock options	(10,651)	-
Proceeds from issuance of common stock related to exercise of stock options	265	84
Proceeds from reverse capitalization, net of transaction costs	301,062	-
Issuance of Series C-1 preferred stock	-	12,025
Contributions from redeemable noncontrolling interests	53,000	300
Redemptions by redeemable noncontrolling interests	(4,556)	(13,050)
Distributions to noncontrolling interests	(7,115)	(2,989)
Net cash provided by financing activities	371,352	(941)

Net change in cash and restricted cash	278,075	(23,044)
Cash and restricted cash, beginning of year	20,927	45,813
Cash and restricted cash, end of year	$299,002	$22,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,878	$2,460
Accrued redemptions by redeemable noncontrolling interests	$500	$1,450

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$302,475	$-
Issuance of common stock related to convertible debt	$92,627	$-
Issuance of common stock related to warrants exercised	$85,502	$-
Acquisition of public and private warrants	$29,466	$-

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Prior to the Closing, the Company had recorded both the subordinated convertible notes and the stock warrants at fair value as liabilities on the Company’s condensed consolidated balance sheets, and any changes in fair value of the subordinated convertible notes and the stock warrants were recorded in the Company’s condensed consolidated statements of operations as a component of operating expenses. At the Closing, upon the conversion of the subordinated convertible notes into, and exercise of the stock warrants for, equity, the Company reclassified these liabilities to equity based on the June 30, 2021 fair value measurement of the subordinated convertible debt and the stock warrants. The Company’s management, in consultation with its advisors, has determined that the subordinated convertible notes and the stock warrants should have been marked to fair value as of the Closing, with the related change in fair value recorded in operating expenses before the liabilities were reclassified to equity.

In addition, the denominator of the diluted net income per share calculation for the three months ended September 30, 2021 did not include the impact of dilutive securities. The Company’s management, in consultation with its advisors, has determined that the calculation of diluted net income per share included within the condensed consolidated statement of operations for the three months ended September 30, 2021 should have included the impact of dilutive securities.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

Condensed Consolidated Balance Sheet as of September 30, 2021	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$671,906	$4,362	$676,268
Accumulated deficit	$(429,855)	$(4,362)	$(434,217)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2021	As Previously Reported	Adjustment	As Restated
	(amounts in thousands except share and per share amounts)
Change in fair value of warrant liability	$(6,551)	$12,046	$5,495
Change in fair value of subordinated convertible notes	$-	$(7,684)	$(7,684)
Total operating expenses	$64,504	$4,362	$68,866
Net loss before income taxes	$(20,284)	$(4,362)	$(24,646)
Net loss	$(20,283)	$(4,362)	$(24,645)
Net income attributable to common shareholders	$28,663	$(4,362)	$23,401
Net income per share, basic	$0.46	$(0.07)	$0.39
Net income per share, diluted	$0.46	$(0.33)	$0.13
Weighted average shares used in computing net loss per share, diluted	62,314,396	156,799,692	219,114,088

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2021	As Previously Reported	Adjustment	As Restated
	(amounts in thousands except per share amounts)
Change in fair value of warrant liability	$42,239	$12,046	$54,285
Change in fair value of subordinated convertible notes	$49,561	$(7,684)	$41,877
Total operating expenses	$248,386	$4,362	$252,748
Net loss before income taxes	$(132,837)	$(4,362)	$(137,199)
Net loss	$(132,878)	$(4,362)	$(137,240)
Net income attributable to common shareholders	$(99,514)	$(4,362)	$(103,876)
Net income per share, basic and diluted	$(1.87)	$(0.09)	$(1.96)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021	As Previously Reported	Adjustment	As Restated
Net loss	$(132,878)	$(4,362)	$(137,240)
Change in fair value of warrants	$42,239	$12,046	$54,285
Change in fair value of subordinated convertible notes	$49,561	$(7,684)	$41,877
Issuance of common stock related to convertible debt	$100,311	$(7,684)	$92,627
Issuance of common stock related to warrants exercised	$73,456	$12,046	$85,502

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4. BUSINESS COMBINATION

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

5. RECEIVABLES

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

6. PROPERTY AND EQUIPMENT

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

7. INTANGIBLE ASSETS

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

8. OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2021	2020
Receivable from payment processor - Debit card collections	$11,679	$5,600
Receivable from payment processor - Other	1,363	1,936
Prepaid expenses	10,107	1,591
Other	3,764	2,575
Total other assets	$26,913	$11,702

9. VARIABLE INTEREST ENTITIES

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

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

11. DEBT (As Restated)

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

On September 22, 2021, the Business Combination was completed and the convertible notes were converted into a total of 10,068,133 shares of MoneyLion Class A Common Stock. Prior to the conversion, the carrying value of the convertible notes was $92,627.

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

12. INCOME TAXES

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

13. COMMON STOCK

Following the Closing of the Business Combination on September 22, 2021, 970,000 shares of MoneyLion Common Stock were redeemed for $9,700.

14. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Pursuant to the Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of MoneyLion Class A Common Stock after giving effect to the Exchange Ratio upon the closing of the Business Combination. See Note 4, “Business Combination” for additional information on the Business Combination.

15. STOCK OPTIONS

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

16. STOCK WARRANTS

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

Legacy MoneyLion Warrants

See Note 4, “Business Combination” for details on the Legacy MoneyLion Warrants.

17. NET INCOME (LOSS) PER SHARE (As Restated)

As of September 30, 2021 and 2020, the following table sets forth the computation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss	$(24,645)	$(5,490)	$(137,240)	$(11,153)
Net income attributable to redeemable noncontrolling interests	(3,520)	(1,967)	(9,364)	(6,480)
Reversal of previously accrued / (accrual of) dividends on redeemable convertible preferred stock	52,466	(4,387)	42,728	(12,817)
Net income (loss) attributable to common stockholders - basic	$24,301	$(11,844)	$(103,876)	$(30,450)
Change in fair value of Legacy MoneyLion Warrants liability	12,046	-	-	-
Change in fair value of subordinated convertible notes	(7,684)	-	-	-
Interest expense from subordinated convertible notes	323	-	-	-
Net income (loss) attributable to common stockholders - diluted	$28,986	$(11,844)	$(103,876)	$(30,450)

Denominator:
Weighted-average common shares outstanding - basic (1)	62,314,396	44,857,889	53,119,751	45,253,509
Weighted-average dilutive impact of redeemable convertible preferred stock	106,043,330	-	-	-
Weighted-average dilutive impact of Legacy MoneyLion Warrants	8,456,138	-	-	-
Weighted-average dilutive impact of options to purchase common stock	33,117,202	-	-	-
Weighted-average dilutive impact of Subordinated Convertible Notes	9,183,022	-	-	-
Weighted-average common shares outstanding - diluted (1)	219,114,088	44,857,889	53,119,751	45,253,509
Net income (loss) per share attributable to common stockholders - basic	$0.39	$(0.26)	$(1.96)	$(0.67)
Net income (loss) per share attributable to common stockholders - diluted	$0.13	$(0.26)	$(1.96)	$(0.67)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business Combination,” for details. Additionally, included within net income attributable to common stockholders for the three months and nine months ended September 30, 2021 is an adjustment to reflect the reversal of previously accrued dividends on redeemable convertible preferred stock in the amount of $56,931 which were forfeited by the preferred stockholders in conjunction with the Business Combination.

The Company’s potentially dilutive securities, which include stock options to purchase common stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net income (loss) per share because including them would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Conversion of redeemable convertible preferred stock (1)	-	107,410,844	-	107,410,844
Warrants to purchase common stock and redeemable convertible preferred stock (1)	25,600,000	16,286,818	25,600,000	16,286,818
Options to purchase common stock (1)	-	34,935,030	37,622,625	34,935,030
Right to receive Earnout Shares	17,500,000	-	17,500,000	-
Total common stock equivalents	43,100,000	158,632,692	80,722,625	158,632,692

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business Combination” for details.

18. COMMITMENTS AND CONTINGENCIES

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

19. SUBSEQUENT EVENTS

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note on Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our unaudited interim condensed consolidated financial statements for the period ended September 30, 2021. See the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 2 (Restatement of Previously Issued Financial Statements) to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for a detailed explanation and impacts of the restatement.

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

●	WTI Acquisition — In December 2020, the Company acquired 100% of the outstanding common stock and Series A redeemable convertible preferred shares of Wealth Technologies, Inc. in exchange for 539,592 shares of Legacy MoneyLion Series C-1 Redeemable Convertible Preferred Stock, resulting in total consideration of approximately $27.9 million. WTI is a technology company specializing in market-leading wealth management decisioning and administration. The co-founder and equity holder of WTI was also a significant stockholder of Series A redeemable convertible preferred stock of Legacy MoneyLion and was the Chairman of the Legacy MoneyLion board of directors as of the date of the transaction. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill of approximately $21.6 million.

●	Merger with Fusion — On September 22, 2021 (the “Closing Date”), Legacy MoneyLion completed the previously announced Business Combination with Fusion and became a publicly traded company. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, for which Legacy MoneyLion was determined to be the accounting acquirer. Since the Business Combination was accounted for as a reverse recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. GAAP. Under this method of accounting, Fusion was treated as the “acquired” company for financial reporting purposes. Operations prior to the Business Combination are those of Legacy MoneyLion. See Note 4 to our unaudited interim financial statements for additional information.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2021 and 2020

The following table is reference for the discussion that follows.

	Three Months Ended September 30,		Change (As Restated)		Nine Months Ended September 30,		Change (As Restated)
	2021 (As Restated)	2020	$	%	2021 (As Restated)	2020	$	%
	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue
Net interest income on finance receivables	$2,293	$1,654	$639	38.6%	$5,716	$3,617	$2,099	58.0%
Membership subscription revenue	8,347	8,435	(88)	-1.0%	23,709	22,778	931	4.1%
Affiliates income	3,175	518	2,657	512.9%	6,444	1,368	5,076	371.1%
Fee income	30,402	12,471	17,931	143.8%	79,659	28,924	50,735	175.4%
Other income	3	39	(36)	-92.3%	21	174	(153)	-87.9%
Total Revenues, net	44,220	23,117	21,103	91.3%	115,549	56,861	58,688	103.2%
Operating expenses
Marketing	13,531	2,921	10,610	363.2%	27,060	7,404	19,656	265.5%
Provision for loss on receivables	15,238	10,456	4,782	45.7%	36,644	14,587	22,057	151.2%
Other direct costs	1,828	1,183	645	54.5%	6,983	3,137	3,846	122.6%
Interest expense	1,627	865	762	88.1%	4,947	2,316	2,631	113.6%
Personnel expenses	15,483	4,672	10,811	231.4%	30,736	15,704	15,032	95.7%
Underwriting expenses	2,158	1,137	1,021	89.8%	5,702	4,553	1,149	25.2%
Information technology expenses	1,195	1,725	(530)	-30.7%	5,009	5,089	(80)	-1.6%
Bank and payment processor fees	6,770	3,697	3,073	83.1%	18,526	8,987	9,539	106.1%
Change in fair value of warrant liability	5,495	(228)	6,323	-	54,285	(228)	54,513	-
Change in fair value of subordinated convertible notes	(7,684)	-	-	-	41,877	-	41,877	-
Professional fees	4,678	1,879	2,799	149.0%	12,715	4,516	8,199	181.6%
Depreciation expense	486	286	200	69.9%	1,502	811	691	85.2%
Occupancy expense	(46)	314	(360)	-114.6%	719	913	(194)	-21.2%
Gain on foreign currency translation	(135)	(43)	(92)	214.0%	(178)	(155)	(23)	14.8%
Other operating expenses	8,242	(257)	8,499	-	6,221	393	5,828	1,483.0%
Total operating expenses	68,866	28,607	40,259	140.7%	252,748	68,027	184,721	271.5%
Net loss before income taxes	(24,646)	(5,490)	(19,156)	348.9%	(137,199)	(11,166)	(126,033)	1,128.7%
Income tax benefit	(1)	-	(1)	-	41	(13)	54	-415.4%
Net loss	$(24,645)	$(5,490)	$(19,155)	348.9%	$(137,240)	$(11,153)	$(126,087)	1,130.5%

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

Change in fair value of warrant liability (As Restated)

Change in fair value of warrant liability was $5.5 million for the three months ended September 30, 2021, as compared to $(0.2) million for the same period in 2020.

Change in fair value of warrant liability was $54.3 million for the nine months ended September 30, 2021, as compared to $(0.2) million for the same period in 2020.

Change in fair value of subordinated convertible notes (As Restated)

Change in fair value of subordinated convertible notes was $(7.7) million for the three months ended September 30, 2021, as compared to zero for the same period in 2020. The Subordinated Convertible Notes were converted into common stock immediately prior to the Closing of the Business Combination, and the noteholders subsequently received shares of MoneyLion Class A common stock (“MoneyLion Common Stock” or “MoneyLion Class A Common Stock”) upon the Closing of the Business Combination.

Change in fair value of subordinated convertible notes was $41.9 million for the nine months ended September 30, 2021, as compared to zero for the same period in 2020. This resulted from the issuance of the convertible subordinated notes in December 2020 and January 2021, which were converted into common stock immediately prior to the Closing of the Business Combination, and the noteholders subsequently received shares of MoneyLion Class A Common Stock upon the Closing of the Business Combination.

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

The reconciliation of gross profit, which is prepared in accordance with U.S. GAAP, to adjusted gross profit for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Total revenue, net	$44,220	$23,117	$115,549	$56,861
Less:
Cost of Sales
Bank and payment processor fees	(6,770)	(3,697)	(18,526)	(8,987)
Underwriting expenses	(2,158)	(1,137)	(5,702)	(4,553)
Provision for loss on receivables - membership receivables (1)	(1,025)	(3,355)	(2,204)	(4,713)
Provision for loss on receivables - fees receivables (2)	(1,671)	(479)	(3,563)	(632)
IT expenses	(1,633)	(1,294)	(4,493)	(3,817)
Professional fees	(978)	(632)	(2,460)	(2,037)
Personnel expenses	(1,015)	(815)	(2,805)	(2,662)
Other direct costs	(1,828)	(1,183)	(6,983)	(3,137)
Other operating (income) expenses	(184)	419	(285)	337
Gross Profit	$26,960	$10,944	$68,529	$26,662
Less:
Revenue derived from products that have been phased out(3)	(6)	(311)	119	(2,167)
Non-operating income(4)	(3)	(18)	(6)	(112)
Adjusted Gross Profit	$26,951	$10,614	$68,643	$24,383

(1)	We deduct provision for loss on receivables related to membership receivables from total revenues, net as they are related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to membership receivables is included within provision for loss on receivables on the statement of operations. Refer to the “Critical Accounting Policies” section below for further discussion.

(2)	We deduct provision for loss on receivables related to fees receivables from total revenues, net as they are related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to the “Critical Accounting Policies” section below for further discussion.

(3)	Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, included within net interest income from finance receivables and fee income, and credit-related decision servicing fees, included within fee income. Revenue from unsecured personal loans was $0.0 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Revenue from unsecured personal loans was $(0.1) million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. Revenue from credit-related decision servicing was zero and $0.0 million for the three months ended September 30, 2021 and 2020, respectively. Revenue from credit-related decision servicing was zero and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

(4)	Non-operating income is included within other income and consists of interest income earned on cash balances and is considered non-operating.

Changes in Financial Condition as of September 30, 2021 and December 31, 2020

	September 30,	December 31,	Change (As Restated)
	2021	2020	$	%
	(As Restated)
Assets
Cash and restricted cash	$299,002	$20,927	$278,075	1328.8%
Receivables	129,281	68,794	60,487	87.9%
Allowance for losses on finance receivables	(16,791)	(9,127)	(7,664)	84.0%
Receivables, net	112,490	59,667	52,823	88.5%
Property and equipment, net	588	502	86	17.1%
Goodwill and intangible assets, net	29,606	30,840	(1,234)	-4.0%
Other assets	26,913	11,707	15,206	129.9%
Total assets	$468,599	$123,643	$344,956	279.0%
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Deficit
Liabilities:
Debt arrangements	$43,626	$46,602	$(2,976)	-6.4%
Accounts payable and accrued liabilities	46,134	20,968	25,166	120.0%
Warrant liability	22,916	24,667	(1,751)	-7.1%
Total liabilities	112,676	92,237	20,439	22.2%

Redeemable convertible preferred stock (Series A-1, A-2, A-3, B, B-2, C, C-1)	-	288,183	(288,183)	-
Redeemable noncontrolling interests	123,549	71,852	51,697	71.9%
Stockholders’ deficit:
Common stock	23	-	23	-
Additional paid-in capital	676,268	-	676,268	-
Accumulated deficit	(434,217)	(327,629)	(106,588)	32.5%
Treasury stock	(9,700)	(1,000)	(8,700)	-
Total stockholders’ deficit	232,374	(328,629)	561,003	-170.7%
Total liabilities, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ deficit	$468,599	$123,643	$344,956	279.0%

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

Operating Activities

Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2021 and was primarily due to the net loss of $137.2 million and net cash outflow from changes in other assets of $15.2 million and gain on loan forgiveness of $3.2 million, offset by the provision for losses on receivables of $36.6 million, changes in accounts payable and accrued liabilities of $13.7 million, and stock compensation expense of $2.4 million. Other adjustments to arrive at net cash from operating activities include $54.3 million from the change in fair value of warrants and $41.9 million from the change in fair value of subordinated convertible notes.

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

Secured Loans (As Restated)

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

Subordinated Convertible Notes — In December 2020, the Company sold to a third-party lender $10 million of 3% subordinated convertible notes maturing on July 31, 2021, the proceeds of which were used to conduct its business. In January 2021, as part of the same series of notes issued in December 2020, the Company sold to third-party lenders $36.8 million maturing on July 31, 2021 (collectively, the “Subordinated Convertible Notes”). On July 22, 2021, the Subordinated Convertible Notes were amended to extend their maturity date to September 30, 2021. The Company elected the fair value option to account for the Subordinated Convertible Note and recorded it at fair value and subsequently remeasured it to fair value at the reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Subordinated Convertible Notes were converted into common stock immediately prior to the Closing of the Business Combination., and the noteholders subsequently received 10,068,133 shares of MoneyLion Class A Common Stock upon the Closing of the Business Combination. Prior to the conversion, the carrying value of the convertible notes was $92.6 million.

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

Critical Accounting Policies

See Note 3 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for a description of Critical Accounting Policies.

Recently Issued and Adopted Accounting Pronouncements

See Note 3 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for a description of recently issued accounting pronouncements that may potentially impact our results of operations, financial condition or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this Quarterly Report on Form 10-Q/A, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (the “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, in light of the material weaknesses described in Part II, Item 1A “Risk Factors — MoneyLion has identified material weaknesses in its internal control over financial reporting as of September 30, 2021, December 31, 2020 and December 31, 2019. If MoneyLion is unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2021 covered by this Amendment that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those described below with respect to our remediation efforts. In connection with our remediation efforts of the material weakness in our internal control over financial reporting as of December 31, 2020 and December 31, 2019, and as part of our overall efforts to develop and refine our disclosure controls and procedures and improve our internal control over financial reporting as part of our obligations as a public company, we have added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise, and begun to design formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. We have also enhanced the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards.

In light of the errors described in the Explanatory Note to this Amendment and the restatement of our condensed consolidated financial statements included in this Amendment, we intend to re-evaluate the design of, and validate, our internal controls to ensure that they appropriately address changes in our business that could impact our system of internal controls, review our current processes and procedures to identify potential control design enhancements to ensure that our financial reporting is complete and accurate and develop a monitoring protocol to enable management to validate the operating effectiveness of key controls over financial reporting. We believe that these actions will ultimately be effective in remediating the material weaknesses we have identified, as described further under Part II, Item 1A “Risk Factors,” and will continue to evaluate our remediation efforts and report regularly to the Audit Committee of MoneyLion’s board of directors on the progress and results of our remediation plan. We intend to complete the remediation by December 31, 2022, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 18 (Commitment and Contingencies) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes, other than as set forth below, to the risk factors disclosed in our Registration Statement on Form S-1, filed on October 20, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

MoneyLion has identified material weaknesses in its internal control over financial reporting as of September 30, 2021, December 31, 2020 and December 31, 2019. If MoneyLion is unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

Subsequent to the issuance of MoneyLion’s consolidated financial statements for the years ended December 31, 2020 and December 31, 2019, MoneyLion had to restate such financial statements with respect to the treatment of the noncontrolling interests attributable to the Class B investors of IIA. For additional information with respect to the restatement, see Note 2 to MoneyLion’s audited financial statements for the years ended December 31, 2020 and December 31, 2019 included in our prospectus (File No. 333-255936), filed with the SEC on September 3, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). As a result of the foregoing, MoneyLion identified a material weakness in its internal control over financial reporting as of December 31, 2020 and December 31, 2019. MoneyLion did not maintain an effective control environment as there were certain areas in which the accounting function did not operate as expected, resulting in the foregoing restatement of previously issued financial statements. Despite efforts to improve the deficiencies in our internal control over financial reporting, as described above under Part I, Item 4 “Controls and Procedures,” the Company’s management has concluded that the material weakness in our internal control over financial reporting as of December 31, 2020 and December 31, 2019 remains un-remediated as of September 30, 2021.

In addition, subsequent to the issuance of MoneyLion’s condensed consolidated financial statements as of September 30, 2021, MoneyLion had to restate its previously issued financial statements with respect to the accounting for the conversion of subordinated convertible notes and exercise of stock warrants into equity and the calculation of diluted earnings per share for the three months ended September 30, 2021. For additional information with respect to the restatement, see the Explanatory Note to this Amendment and Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Amendment. As a result of the foregoing, MoneyLion has identified additional material weaknesses in its internal control over financial reporting as of September 30, 2021. MoneyLion did not maintain an effective control environment, resulting in the foregoing restatement of previously issued financial statements, as there were certain areas in which the accounting function did not operate as expected, due to a lack of sufficient internal accounting resources and inadequate level of precision embedded in control activities, as well as lack of sufficient formalization over processes and control evidence, resulting in multiple audit adjustments and restatements in our previously issued financial statements.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. MoneyLion continues to evaluate steps to remediate these material weaknesses and is in the process of remediating the control deficiencies that relate to the material weaknesses, as described further in Part I, Item 4 “Controls and Procedures.” We intend to complete the remediation by December 31, 2022, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

If MoneyLion identifies any new material weaknesses in the future, any such newly identified material weakness could limit its ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures MoneyLion has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

The material weaknesses in our internal control over financial reporting and the restatements of certain of our previously issued financial statements subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the material weaknesses in our internal control over financial reporting and the restatement of certain of our previously issued financial statements as described further in the foregoing risk factor, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the remediation of the material weaknesses and the restatements and increased scrutiny of the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to penalties. In addition, we face increased potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among other things, the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MoneyLion Inc.
(Registrant)

Date: March 10, 2022	By:	/s/ Richard Correia
Richard Correia
Chief Financial Officer