Form 10-K
period 2021-12-31
MONEYLION INC.
filed 2022-03-17
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-39346

MoneyLion Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0849243
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

30 West 21st Street, 9th Floor New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(212) 380-1735

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ML	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, $0.0001 par value	ML WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $348,250,000.  Shares of the registrant’s Class A common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 230,763,139 shares of Class A common stock, par value $0.0001 per share, issued and outstanding as of March 4, 2022.

Documents Incorporated by Reference

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

MoneyLion Inc.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

i

INTRODUCTORY NOTE

On September 22, 2021 (the “Business Combination Closing Date”), MoneyLion Inc., formerly known as Fusion Acquisition Corp. (“Fusion”), consummated a business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. (“Legacy MoneyLion”). Pursuant to the Agreement and Plan of Merger, dated as of February 11, 2021 and amended on June 28, 2021 and September 4, 2021 (the “Merger Agreement”), by and among Fusion, ML Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Fusion (“Merger Sub”), and Legacy MoneyLion, immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Business Combination Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly-owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion Inc., continuing the existing business operations. The MoneyLion Class A Common Stock is listed on the NYSE under the ticker symbol “ML.”

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “MoneyLion,” the “Company,” “we,” “us,” “our” and similar references refer to MoneyLion Inc. and, as context requires, its consolidated subsidiaries for the period following the Business Combination and to MoneyLion Technologies Inc. and, as context requires, its consolidated subsidiaries for the period prior to the Business Combination. “Fusion” refers to Fusion Acquisition Corp. prior to the Business Combination.

For convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K are listed without the ®, TM and SM symbols, but we intend to assert, and notify others of, our rights in and to these trademarks and service marks to the fullest extent under applicable law.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the information incorporated herein by reference, contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of MoneyLion Inc. and its wholly-owned subsidiaries (“MoneyLion”). These statements are based on the beliefs and assumptions of the management of MoneyLion. Although MoneyLion believes that its respective plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, MoneyLion cannot assure you that it will achieve or realize these plans, intentions or expectations. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, MoneyLion’s management.

Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which may be beyond MoneyLion’s control. Forward-looking statements are not guarantees of future performance or outcomes, and MoneyLion’s actual performance and outcomes, including, without limitation, actual results of operations, financial condition and liquidity, and the development of the market in which MoneyLion operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

●	factors relating to the business, operations and financial performance of MoneyLion, including market conditions and global and economic factors beyond MoneyLion’s control, including the COVID-19 pandemic;

●	intense and increasing competition in the industries in which MoneyLion and its subsidiaries, including MALKA (as defined herein), operate, and demand for and consumer confidence in MoneyLion’s products and services, including as a result of any adverse publicity concerning MoneyLion;

●	MoneyLion’s ability to realize strategic objectives and avoid difficulties and risks of any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions;

●	MoneyLion’s reliance on third parties to provide services;

●	MoneyLion’s ability to service loans or advances properly and the performance of the loans and other receivables originated through MoneyLion’s platform;

●	MoneyLion’s ability to raise financing in the future, to comply with restrictive covenants related to its long-term indebtedness and to manage the effects of changes in the cost of capital;

●	MoneyLion’s success in retaining or recruiting, or changing as required, its officers, key employees and directors, including MALKA’s ability to retain its content creators;

●	MoneyLion’s ability to comply with the extensive and evolving laws and regulations applicable to its business;

●	risks related to the proper functioning of MoneyLion’s IT systems and data storage, including as a result of cyberattacks and other security breaches or disruptions suffered by MoneyLion or third parties upon which it relies;

●	MoneyLion’s ability to protect its intellectual property rights;

●	MoneyLion’s ability to comply with laws and regulations applicable to its business and the outcome of any legal or governmental proceedings that may be instituted against MoneyLion;

●	MoneyLion’s ability to establish and maintain an effective system of internal controls over financial reporting;

●	MoneyLion’s ability to maintain the listing of MoneyLion’s Class A common stock (“MoneyLion Class A Common Stock”) and of MoneyLion’s publicly traded warrants to purchase MoneyLion Class A Common Stock (the “Public Warrants”) on the New York Stock Exchange (the “NYSE”) and any volatility in the market price of MoneyLion’s securities; and

●	other factors detailed under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of your investment:

●	MoneyLion’s financial condition, results of operations and business may be adversely impacted by the COVID-19 pandemic, economic conditions and other factors that it cannot control. In an economic downturn, MoneyLion may not be able to grow its business or maintain expected levels of liquidity or revenue growth.

●	MoneyLion’s results of operations and future prospects depend on its ability to attract new and retain existing customers. MoneyLion faces intense and increasing competition and if it does not compete effectively, its competitive positioning and operating results may be harmed.

●	Demand for MoneyLion’s products or services may decline if it does not continue to innovate or respond to evolving technological or other changes. A significant change in consumer confidence in MoneyLion’s products or services or adverse publicity concerning MoneyLion, its business or its personnel could negatively impact MoneyLion’s business.

●	Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions could fail to achieve strategic objectives, disrupt MoneyLion’s ongoing operations or result in operating difficulties, liabilities and expenses, harm its business and negatively impact its results of operations.

●	Because MoneyLion relies on third parties to provide services, MoneyLion could be adversely impacted if such third parties fail to fulfill their obligations or if MoneyLion’s arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

●	If MoneyLion fails to comply with the applicable requirements of its third-party partners, they could seek to suspend or terminate MoneyLion’s accounts, which could adversely affect MoneyLion’s business. The loss of third-party service providers, or the failure by a third-party service provider to comply with legal or regulatory requirements or otherwise perform its functions properly may adversely MoneyLion’s business.

●	If MALKA, MoneyLion’s wholly-owned subsidiary, is unable to remain competitive or retain key clients, its business and results of operations and financial position may be adversely affected. Increases in the costs of content may have an adverse effect on MALKA’s business, financial condition and results of operations.

●	If the information provided to MoneyLion by customers is incorrect or fraudulent, MoneyLion may misjudge a customer’s qualifications to receive its products and services and its results of operations may be harmed and could subject MoneyLion to regulatory scrutiny or penalties.

●	If loans and other receivables originated through MoneyLion’s platform do not perform, or significantly underperform, MoneyLion may incur financial losses on the receivables it originates or lose the confidence of its financing sources. In addition, a failure by MoneyLion to service loans or advances properly could result in lost revenue and negatively impact its business and operations or subject MoneyLion to regulatory scrutiny or penalties.

●	If MoneyLion’s existing funding arrangements are not renewed or replaced or its existing funding sources are unwilling or unable to provide funding to it on terms acceptable to it, or at all, it could have a material adverse effect on MoneyLion’s business, results of operations, financial condition, cash flows and future prospects. MoneyLion may be unsuccessful in managing the effects of changes in the cost of capital on its business.

●	MoneyLion’s engineering and technical development teams are based primarily in Malaysia, which could be adversely affected by changes in political or economic stability, or by government policies.

●	Systems defects, failures or disruptions, including events beyond MoneyLion’s control, and resulting interruptions in the availability of MoneyLion’s websites, applications, products, or services could harm MoneyLion’s business, harm its reputation, result in significant costs to MoneyLion, decrease MoneyLion’s potential profitability and expose it to substantial liability.

●	MoneyLion has a history of losses and may not achieve profitability in the future.

●	MoneyLion’s business is subject to extensive regulation, examination and oversight in a variety of areas. The legal and regulatory regimes governing certain of MoneyLion’s products and services are uncertain and evolving. Changing laws, regulations, interpretations or regulatory enforcement priorities may negatively impact the management of its business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered and ability to compete.

●	Cyberattacks and other security breaches or disruptions suffered by MoneyLion or third parties upon which it relies could have a materially adverse effect on MoneyLion’s business, harm its reputation and expose it to public scrutiny or liability.

●	While MoneyLion takes precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of MoneyLion’s products and services or subject MoneyLion to scrutiny or penalties.

●	MoneyLion may be unable to sufficiently obtain, maintain, protect or enforce its intellectual property and other proprietary rights. In addition, MoneyLion’s business and platform depend in part on intellectual property and proprietary rights and technology licensed from or otherwise made available to MoneyLion by third parties. If MoneyLion fails to comply with its obligations under license or technology agreements with third parties, MoneyLion may be required to pay damages and MoneyLion could lose license rights that are critical to its business.

●	MoneyLion has in the past been, and continues to be, subject to inquiries, subpoenas, exams, pending investigations and enforcement matters by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to MoneyLion’s business and results of operations.

●	The market price of MoneyLion’s securities may be volatile. In addition, MoneyLion’s failure to meet the continued listing requirements of the NYSE could result in a delisting of its securities.

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, our consolidated financial statements and the related notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, as well as in other documents that we file with the Securities and Exchange Commission (the “SEC”). Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

v

Part I

Item 1. Business

Mission

Rewire the American banking system to positively change the financial path for every hard-working American.

Company Overview

MoneyLion was founded on a simple observation: the current financial system fails to meet the needs of 100 million middle-class Americans. We believe these Americans deserve a better alternative in financial services, and MoneyLion can be a partner in improving their financial well-being. We offer a personalized, all-in-one, digital financial platform that provides convenient, low-cost access to banking, borrowing and investing solutions tailored for our customers, rooted in data, and delivered through our proprietary technology platform.

We use innovative, data-driven approaches to address our customers’ individual life inflection points and financial circumstances. When our customers enjoy periods of financial excess, we provide tools for them to easily manage their spending and saving goals through our digital banking and automated investing solutions. When our customers experience moments of financial need, we provide them immediate access to innovative lending or earned income advance products and credit improvement programs that can bridge these times of financial stress and improve their financial health. We provide access to personalized proprietary products as well as financial and non-financial products offered by third-party providers. Our subsidiary, Malka Media Group LLC (“MALKA”), provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors.

Our technology platform has been purpose-built to support our strategy of creating a relationship with the customer. How Americans consume financial information and advice is evolving, with many Americans engaging with financial content online and on select social media channels. We endeavor for the MoneyLion platform to become a daily destination for product discovery, education, advice and financial transactions, allowing our customers to better understand their individual financial circumstances and take action to live a better financial life. Our comprehensive, modern approach to providing money-related content, products and services to our customers is designed to allow MoneyLion to own the end-to-end financial product buying cycle.

In addition, the technical architecture of our platform, which centers around a data-driven, multifaceted understanding of our customers built upon our longstanding experience in risk management, underwriting and origination, differentiates us from the transactional solutions provided by incumbents in our industry. Consumer financial services remain oriented around siloed service providers with incomplete customer data and fee-first product delivery models. We believe consumers benefit when their financial partner understands their entire financial life and can provide both access and advice at the right time, the right place and, importantly, with the appropriate solution. Traditional providers generally attempt to sell consumers specific financial products, only seeking to qualify them as a suitable buyer and generate a fee. With a deep, data-driven understanding of our customers and a broad set of integrated, tailor-made products, we can guide our customers to use our products when and if appropriate for their needs, creating a mutually beneficial partnership.

We address large, pervasive problems in the $3.5 trillion financial services industry by focusing on the largest segment of consumers, the hardworking American middle class. American consumers face enormous costs to obtain the basic elements of financial life — spend, save, invest and borrow — that in aggregate generate over $250 billion in fees for the financial services industry on an annual basis. With 100 million middle-class Americans as our core focus — defined as individuals with household incomes up to $150,000 and FICO scores up to 750 — the breadth of our potential customers, and the costs they face in obtaining financial services, are substantial.

We have only just begun to address these problems, but our progress to date demonstrates the demand for MoneyLion to rewire the banking system. As of December 31, 2021, over 3.3 million customers have opened an account on our platform to use at least one of our current products. We added approximately 3.0 million of these customers since the beginning of 2019, and we believe that we have a substantial opportunity to grow our customer base going forward. We focus on delivering the benefits of our personalized, all-in-one, digital financial platform to our customers. We believe the value proposition of our platform approach will increase the network effects for sustained user growth. Our data-driven perspective of our customers and our capability to create content to engage with our customers increases their time spent on our platform, allowing us to introduce products and guidance that address their changing life circumstances.

Our Strategy

We address our customers’ needs by pursuing a differentiated strategy. Our personalized, all-in-one, digital financial platform is designed to foster a relationship with consumers and provide them with the tools to discover and learn about their finances and our solutions, as well as to transact in a variety of different financial and non-financial products based on their individual circumstances, all through one app. Our strategy is supported by:

1)	Team: a leading management team and employees across the globe with backgrounds in technology, product design and development, financial services, digital experiences, content creation and media;

2)	Data: innovative products and services and personalized customer experiences delivered from our near-decade long, data-driven understanding of our customers and their needs;

3)	Technology: a purpose-built, scalable technical architecture built to connect the dynamic needs of the American consumer with our proprietary, as well as third-party, products;

4)	Platform: proven track record and continued ability to add the next set of key features to give our customers easy access to a comprehensive suite of products and services within the MoneyLion ecosystem;

5)	Guidance: financial recommendations that are highly personalized, real-time and automated, spanning lifestyle, saving, spending, borrowing and investing; and

6)	Content: curated content created in partnership with thought leaders and influencers supporting the financial discovery and decision-making process in order to acquire, engage and retain customers and improve financial literacy and know-how.

Organize a Team to Address the Problem: The complexity of the problems faced by our customers required a different type of team to address them. The American middle class is under tremendous, ongoing financial stress with many individuals living paycheck to paycheck without enough savings to navigate through a small financial setback, even before COVID-19. We believed building yet another provider of standard financial products, whether delivered digitally or at a branch, was unlikely to impact their financial well-being for the better.

What was required were individuals who understood the current ecosystem of solutions in detail, including its legacy technology, exorbitant pricing models and myopic single transaction-focused view of customers. But understanding the problem set was only the beginning. Experience in solving seemingly intractable problems through the application of modern data and technology tools was necessary. Our team grew to include individuals who had built advanced technologies to algorithmically identify and eliminate inefficiencies in some of the most demanding and competitive markets. To this team, we added experts in product development and financial planning to translate these solutions into a data-driven platform that maximized the benefit of these innovations for our customers.

Organizing a team that understands the complex problems of both our customers and the financial system and has the experience to address such problems was our foundation. However, to generate meaningful benefits for our customers, we had to go farther. Customers required a partner who could deliver products that were transparent and made addressing their problems both easy to understand and enjoyable. We added team members experienced in delivering best-in-class consumer digital experiences, bringing to market a beautiful, easy-to-use interface for our customers to access our platform, consume our products and receive advice.

Lastly, as we established an institution built for every hardworking American to use, we acquired capabilities in content creation, talent relationships and production. We have a differentiated ability to introduce MoneyLion to our prospective consumers through culturally relevant, personalized content and stories told through thought leaders and influencers in a cost-effective manner. We believe our innovations in customer acquisition, engagement and retention have provided us with network effects that we expect to continue as we scale.

Understand the Problem Through Data:    We build innovative consumer financial products that address our customers’ individual and complex problems by leveraging advancements in data science from both Silicon Valley and Wall Street and applying those advancements for the benefit of America’s middle class. We believe this approach separates us both from incumbent providers and new market entrants.

MoneyLion begins and ends every conversation with data. We have a near-decade long track record of underwriting, pricing risk and originating credit at scale across the American credit spectrum. We now benefit from the compounding improvements made to our data models since 2013. This compounding data advantage garnered through conducting scaled consumer diligence, underwriting and servicing allows us to offer differentiated, personalized experiences across our platform. This advantage drives our approach to understanding the problems of our customers, how we can address these problems with products and guidance and how we approach prospective customers in a timely, cost-effective manner.

We consume an enormous flow of data about the American middle class to understand their problems. Since inception, we have engaged with millions of Americans through our web and mobile applications, linked to over 17 million bank accounts, and integrated over 100 external data sources, coming to understand the cycle of financial excess and deficit that permeates our prospective customer base. Each day we ingest billions of transactional data points such that our understanding grows, and with it, our ability to address both legacy and emerging problems in our customers’ lives. We are constantly analyzing this data reservoir through our 55 machine learning models to generate three billion inferences, categorizations and predictions per day that we distill into over 14,000 insights for each of our customers.

These insights allow us to understand our customers and drive the development of innovative products. On a standalone basis, our products reflect deep insights in our customers’ needs:

●	RoarMoney Banking product: modern mobile banking offering premium features with no minimums, ability to get paid two days early with direct deposit, bill pay and credit-card like rewards;

●	MoneyLion Investment product: the first investment account for a significant portion of our customers, automatically manages their investments on a discretionary basis in custom portfolios from leading providers like Global X Management Company LLC (“Global X”) and Wilshire Advisors, LLC (“Wilshire”), and offered without account minimums;

●	MoneyLion Crypto product: an easy-to-use account that allows users to buy and sell popular cryptocurrencies as well as automatically “round-up” their debit card purchases into Bitcoin, which we believe provides broader and more convenient access to investing in cryptocurrency for our customers, with no trading commissions or account minimums;

●	Instacash Earned Income Advance product: short-term 0% APR advances against expected salary or other recurring income deposits; available in moments of need, providing funds to help avoid overdraft fees or finance daily transactions; and

●	Credit Builder Plus membership program: a suite of services that help customers establish or repair credit, gain financial literacy and track financial health in a bundled membership subscription that includes banking and investing accounts, a loyalty rewards program and access to cost-effective credit.

Our data-driven customer insights drive the power of our platform, where our current products can work in conjunction to drive better outcomes for our customers. Selected examples include:

●	Customers can track their account balances from the MoneyLion mobile application so they can request a 0% APR Instacash advance to be delivered to their account to avoid costly overdraft fees;

●	When a customer earns a cashback reward using their MoneyLion debit card, it is automatically invested in a fully managed investment account where it can be withdrawn and spent or remain invested; and

●	Credit Builder Plus secured personal loans are collateralized in part by assets in the customers’ investment account, allowing a customer to enjoy the benefits of a lower rate while leaving their assets invested.

Lastly, we use our data advantage to drive our efficient customer acquisition strategy through peer-to-peer referrals, dynamic performance marketing strategies, affiliates, brand marketing and search engine optimizations. Drawing upon the best practices of advertising technology, we use our deep understanding of our prospective customers to cost effectively introduce the MoneyLion platform at the right time and place.

Build Technology to Scale and Innovate:    When we started MoneyLion, we recognized that both incumbent providers of financial services and new market entrants generally chose to build technology to deliver a single product to market. While certainly an easier path than building a platform, a monoline product model can never deliver a fully integrated platform experience or support rapid product innovation. We chose to build differently.

We built a single core platform from an array of microservices that allows us to deliver both our current products as well as all those we have in development. We believe this technology development model is more in line with the best practices of leading global technology companies, rather than the legacy models still largely employed in the financial services industry.

The primary beneficiary of our technology strategy is our customers. Products we have introduced are integrated across our platform. Customers can move money from their bank account to their investment or crypto account and invest that money into an ETF or a cryptocurrency. Customers can request a salary advance and deposit that money into their bank account. These seamless product experiences can occur within a single app, without friction, in real-time and reflects the benefit of our original design decision.

We have experienced additional benefits from our decision to build a truly integrated technology platform, that we believe will only compound as we add additional products and features to the platform:

●	Deliver new products to our customers, from prototype to onboarding, in under six months;

●	Reduce our cost to deliver our products and service on an ongoing basis;

●	Approve customer requests for new accounts, loans, advances, etc. in under ten seconds;

●	Transact across the platform on our own payment rails, allowing for instantaneous, costless transfers; and

●	Utilize decision engines that automate over 99% of our customer interactions.

We built this platform to deliver a uniform customer experience alongside near complete flexibility in terms of the regulated and unregulated partners we utilize to support our products. For example, MoneyLion is not a bank. However, our customers can open and utilize a Federal Deposit Insurance Corporation (“FDIC”)-insured digital demand deposit account, provided by a partner bank, that is fully integrated into our platform. This model allows MoneyLion to adopt best-of-breed partners to support an ever-increasing range of financial activities, shortening the time to deliver new products to our customers, while maintaining a seamless customer experience.

We utilize Amazon Web Services (“AWS”) to host and deliver our platform to customers. Delivery through AWS allows for reliable, secure, cost-effective and high-performance scaling.

We have also invested in specific technologies to attract prospective customers to MoneyLion and convert those individuals into customers. Our technological approach to customer acquisition and retention is a core competitive advantage of MoneyLion and an area in which we will continue to invest resources to maintain what we believe is a material advantage in our cost of marketing.

Solve with a Platform, not a Product:    Many new companies have entered the market since our inception that seek to provide an individual or single-point financial product to American consumers, while fewer, if any, have attempted to deliver a complete platform of products as we do. We continue to believe that a single product strategy is neither advantageous for consumers nor a tenable long-term strategy for the providers of these products.

Our customers require a variety of products and services to successfully manage their financial lives. By providing a complete platform for these customers, they can address these financial needs both conveniently and seamlessly, and we are able to architect a unique user experience, personalized to the individual customer. Most importantly, by addressing the complete financial life of our customers, we can provide much needed guidance to our customers as to their saving, spending, borrowing and investing decisions, with substantially better insight into their life circumstances. We believe a valuable financial partner needs to both see and provide guidance based on the whole problem, rather than only a portion, and our platform approach is fundamental to achieving our mission to improve financial outcomes for the American middle class.

In addition to being a better alternative for our customers, we believe that our platform approach is a substantially better long-term model as a business. The cost to acquire customers in a competitive market such as consumer financial services is a material portion of the variable cost structure for both incumbent providers as well as new market entrants. A platform approach allows us to generate multiple income streams from a single customer and deliver our products at pricing levels that we believe will be comparatively lower over the long-term while maintaining attractive operating margins. Lastly, as we continue to mature our customer relationships, we believe that we will continue to grow wallet share with our customers in a manner only available to a full-service platform.

Similarly, our platform approach has also proved advantageous in acquiring new customers. We believe our ability to selectively market multiple products at once allows us to more cost effectively reach prospective customers initially seeking at least one of the products on our platform.

Guidance Brings it All Together: Providing our customers with access to financial products is fundamental to our mission. However, products alone, without discovery, education and personalized insights, will not adequately address the financial needs of our customers. We believe that contextual and relevant financial education and guidance is an essential component of the required service model of a personalized, all-in-one, digital financial platform.

When we refer to guiding our customers, we are not referring to an asset allocation strategy or a specific investment opportunity. We use the term guidance to reflect a holistic, customer-centric set of automated suggestions, recommendations, behavioral nudges, goal ingestion and adjustment, planning tips and reporting across the entire spectrum of financial product discovery, saving, spending, borrowing and investing activities driven by our knowledge of the customer, their peers and our customers’ own goals.

Our model is most similar to goals-based planning, a methodology used by certain incumbent providers of financial planning services to address multiple customer objectives across different time horizons. Historically, goals-based planning has been used by financial planning providers to assist high-net-worth customers navigate their allocation of resources across current and future objectives. Through our acquisition of Wealth Technologies Inc. (“WTI”), we acquired WTI’s market-leading wealth management decisioning and administration technology, including fGPS (Financial Goals Positioning System), a version of goals-based planning that we adopted, customized and refined for our middle-class American customers and which we believe to be more advanced than those employed by even the most sophisticated financial planning organizations. Amongst our many advancements, we expect to deliver real-time goals-based planning services, customized to the individual customer and their goals, on a fully automated basis, covering millions of concurrent customers and goals.

To date, we have focused our guidance on addressing the immediate and near-term problems of our customers to assist them in making decisions to place them on a path to a better financial future. Examples include:

●	Avoiding overdraft fees;

●	Managing short-term gaps in cash flow;

●	Improving their credit score;

●	Building a rainy-day fund;

●	Paying bills; and

●	Opening an investment account.

As our customers make progress on the basic elements of managing their financial lives, we will assist them in setting and maintaining progress towards longer-dated goals and aspirations. Examples of longer-dated goals we will seek to assist our customers achieve include:

●	Purchasing insurance;

●	Planning for a vacation;

●	Buying a car;

●	Saving for college;

●	Buying a home; and

●	Retirement planning.

Our platform utilizes affiliates, third-party providers of products and services to whom we may introduce our customers from our network to assist customers in making purchases in-line with their goals. We expect to grow our affiliate network over time to address the range of customer-defined goals. We earn revenue from fees from our affiliate partners in exchange for meeting certain success metrics related to their campaigns such as customers’ clicks, impressions or completed transactions. This revenue is reflected in affiliates income.

Content to Drive Engagement and Financial Literacy:    Our customers not only want to successfully manage their financial lives, but they want to do so in a way that is both informative and enjoyable. Consistent with our vision of establishing MoneyLion as a lifestyle brand, we introduced MoneyLife, an online financial education content destination. MoneyLife is a video content-driven educational platform available on the MoneyLion app and our website where customers can share and discover ideas, advice and insights regarding their financial lives. With high usability and sleek design, MoneyLife includes highly personalized content driven by financial advice and education influencers, tools to achieve financial goals and additional ways of earning rewards to shop and save. Through MoneyLife, we provide an additional daily destination site for current customers, drive additional prospective customers and increase customer engagement and cross-sell opportunities for us and our affiliate partners. Our acquisition of MALKA, a creator network and content platform, accelerates our ability to engage with consumers across all digital and emerging channels, allowing us to directly connect with communities natively inside and outside of our platform. We will expand our vision of a daily destination, which started with our own MoneyLife content, with personalized content that educates, informs and supports consumers’ financial decision making and other general interests. MALKA operates as an independent wholly-owned subsidiary of MoneyLion and produces digital media and content for us as well as its own clients across entertainment, sports, gaming, live streaming and other sectors. We earn revenue from fees that MALKA charges its clients in connection with its digital media and content production, client services and licensing. This revenue is reflected in other income.

Our Product Platform

Once consumers download the free MoneyLion app, they are ready to improve their financial health, with a full range of financial services across banking, borrowing and investing, delivered through a personalized, all-in-one, easy-to-use digital financial platform.

Our intuitive and user-friendly app provides a fast, seamless experience across all our products. We continually listen to our customers’ feedback and implement improvements on an accelerated release cycle, always remaining committed to delivering a delightful customer experience. As of December 31, 2021, we had received over 130,000 five-star ratings across all app stores, with a 4.7 average on Apple, a 4.3 average on Google and a 4.7 average on TrustPilot, and had an overall Net Promoter Score of 51 for December 2021.

MoneyLion’s current product platform includes:

●	RoarMoney: modern mobile banking offering premium features with no minimums, ability to get paid two days early with direct deposit, bill pay and credit-card like rewards;

●	MoneyLion Investing: the first investment account for a significant portion of our customers, automatically manages their investments on a discretionary basis in custom portfolios from leading providers like Global X and Wilshire, and offered without account minimums;

●	MoneyLion Crypto: an easy-to-use account that allows users to buy and sell popular cryptocurrencies as well as automatically “round-up” their debit card purchases into Bitcoin which we believe provides broader and more convenient access to investing in cryptocurrency for our customers, with no trading commissions or account minimums;

●	Instacash Earned Income Advances: short-term 0% APR advances against expected salary or other recurring income deposits, available in moments of need, providing funds to help avoid overdraft fees or finance daily transactions;

●	Credit Builder Plus: a suite of services that help customers establish or repair credit, gain financial literacy and track financial health in a bundled membership subscription that includes banking and investing accounts, a loyalty rewards program and access to cost-effective credit;

●	Financial Tracking: intelligent, automated platform that evaluates a customer’s financial situation across four key dimensions and delivers personalized guidance that helps them decide what actions to take and which products to use to improve their financial health, along with a personalized action plan meant to help customers reach their financial goals; and

●	MoneyLife: online financial education content destination where customers can share and discover ideas, advice and insights regarding their financial lives, delivered through a personalized financial feed tailored to each user based on intent and interests.

Premium Mobile Banking:    RoarMoney

RoarMoney is our FDIC-insured digital demand deposit account with zero minimums, premium features and rewards. Our RoarMoney demand deposit accounts are currently issued by MetaBank®, N.A. (“MetaBank”), a South Dakota-based, nationally chartered bank owned by Meta Financial Group, Inc. (NASDAQ: CASH).

Customers can open a RoarMoney account in minutes through the MoneyLion mobile application, add funds to their account and begin spending using a RoarMoney virtual debit card. RoarMoney accounts also include a physical MoneyLion Debit Mastercard that can be used at any of the approximately 55,000 Allpoint ATM network locations to make no-fee withdrawals.

Our RoarMoney account includes some of the best features and rewards in banking, including:

●	Zero account minimums;

●	Approximately 55,000 Allpoint ATM network locations to make no-fee withdrawals;

●	Paychecks delivered up to two days earlier than the scheduled payment date with direct deposit into the RoarMoney account, a feature accessible with no additional mandatory fees;

●	Price Protection, a Mastercard-sponsored insurance benefit, worth up to $1,000 in individual coverage limits per year per MoneyLion Debit Mastercard cardholder;

●	Access to mobile wallets such as Apple Pay and Google Pay;

●

Shake ‘N’ Bank cashback rewards. Through Shake ‘N’ Bank rewards, customers can shake their phones after purchases of more than $10 for a reward, allowing them to earn up to five times the amount of their purchases back, subject to a cap of $500. Shake ‘N’ Bank rewards are deposited automatically into a customer’s MoneyLion investment account. Maintaining an investment account is a requirement in order to earn Shake ‘N’ Bank rewards; and

●	Other cashback rewards opportunities when customers make qualified purchases with eligible merchants using their debit card. Rewards are automatically added to the RoarMoney account or to a MoneyLion investment account, through which a customer can either withdraw the cash reward or keep it invested. RoarMoney customers may receive 1-5% cashback on transactions at eligible merchants or merchant categories that are determined by MoneyLion.

RoarMoney offers robust security controls such as multi-factor authentication, contactless payment, instant card lock and robust protection against unauthorized purchases if cards are lost or stolen.

Each RoarMoney account is charged a $1 per month administrative fee, which is deducted from the customer’s RoarMoney account. The account administrative fee is retained by MoneyLion and is not shared with any of its third-party partners/vendors. If a customer’s account has less than $1 on deposit, the account will not be charged the administrative fee. We began charging this fee in 2020 and assessed the administrative fee on approximately 49% and 20%, respectively, of total RoarMoney accounts during the years ended December 31, 2021 and 2020.

Our RoarMoney demand deposit accounts are currently issued by MetaBank. MetaBank is also the issuer of all RoarMoney debit cards and sponsors access to debit networks for payment transactions, funding transactions and associated settlement of funds under a sponsorship agreement with MoneyLion. MetaBank also provides sponsorship and support for ACH and associated funds settlement. Under the agreement between MoneyLion and MetaBank, MetaBank receives all of the program revenue and transaction fees, and passes them on to MoneyLion, minus any obligations owed to MetaBank. MoneyLion pays all payment network fees and other program-specific expenses associated with RoarMoney. These payment network fees are set directly by the various payment networks and based on the transactions processed on their respective network. See “Our Business Model” herein for additional information.

RoarMoney accounts can be funded with a direct deposit, an external debit card, an external bank account, or mobile check capture. For an additional retail service fee of up to $4.95 paid to the retailer, customers may also make cash deposits to their RoarMoney debit cards through a network of over 90,000 retailers across the country, a service provided by Green Dot Corporation (“Green Dot”). Under our network membership agreement with Green Dot, all transactions made by customers through the Green Dot network are settled by MetaBank. MoneyLion does not pay Green Dot any fees for this service, nor does MoneyLion receive any of the retail service fee revenue collected by retailer. Green Dot may have revenue sharing arrangements with the retailer.

Shake ‘N’ Bank and other cashback rewards are paid for by MoneyLion and included in our marketing expense on our consolidated statement of operations. We pay a nominal fee to MetaBank for our customers to access their direct deposits up to two days earlier than the scheduled payment date. As part of a fee arrangement between MoneyLion and Allpoint, MoneyLion pays Allpoint a fee to provide RoarMoney customers with access to approximately 55,000 Allpoint ATM network locations at no additional cost to RoarMoney customers. Price Protection is an insurance benefit sponsored by Mastercard and provided to MoneyLion Debit Mastercard cardholders by the Member Companies of AIG Insurance Company and paid for by MoneyLion.

Personalized Investing:    MoneyLion Investing

MoneyLion Investing is an online investment account that offers access to separately managed accounts invested based on model portfolios comprised of ETFs and managed on a discretionary basis. Advisory services related to the MoneyLion investment account are provided by ML Wealth LLC (“ML Wealth”), an SEC-registered investment adviser and an indirect wholly-owned subsidiary of MoneyLion Inc. Brokerage and custodial services are provided by DriveWealth LLC (“DriveWealth”), a third-party provider. See “Our Business Model” herein for additional information regarding our agreement with DriveWealth.

This fully-managed account model allows customers to set their investment strategy and let ML Wealth manage investment decisions to implement that strategy on a discretionary basis. An investment account holder simply identifies their investing comfort zone to receive a personalized portfolio, a mix of stock and bond ETFs. The customer is then free to make the portfolio more or less aggressive, if their preferences or goals change. Additionally, accounts are monitored on an ongoing basis and are managed to and rebalanced toward target allocations whenever there is money movement within an account, when model allocations are updated, as well as on a periodic basis. Auto-investing allows customers to automatically contribute into their investment account with recurring deposits directly into the account.

Investment strategies range from Steady-Income (most conservative; consistent investment income with an all-bond ETF portfolio and minimal exposure to market fluctuation) to Equity Only (most aggressive; taking on higher potential risk by investing in equity ETFs, in pursuit of the highest long-term potential gains). Thematic investing allows customers to invest in their interests and passions, with thematic ETFs aligned to specific topics such as technology innovation and social responsibility, by adding additional models to their investment account to be incorporated as part of their target allocations alongside their core allocation model.

Each active investment account is charged a $1 per month administrative fee, which is deducted from the customer’s investment account. The account administrative fee is retained by MoneyLion and is not shared with any of its third-party partners/vendors. If a customer’s account has no balance, the account will not be charged the administrative fee. We began charging this fee in the fourth quarter of 2019 and for the years ended December 31, 2021 and 2020, approximately 60% and 87%, respectively, of our investment accounts have been charged the administrative fee. There are no asset-based management fees charged or minimum balance required to maintain an investment account.

Portfolios are powered by two of the leading global investment solution providers in the industry, Wilshire and Global X. Wilshire provides ML Wealth with consulting services with respect to the development and maintenance of risk-based asset allocation and ETF selection for the core allocation models that ML Wealth offers to customers. Global X and Wilshire each provide research and consulting regarding the construction of the thematic portfolios that ML Wealth offers to customers. ML Wealth compensates Wilshire directly through a flat fee investment consulting arrangement for these services, including asset allocation research and advice, as well as security due diligence and selection. ML Wealth does not compensate Global X for these services.

As of December 31, 2021, ML Wealth had assets under management of approximately $14.7 million. Certain cashback rewards offered by MoneyLion (or its affiliates) may be added directly to the MoneyLion investment account. In those cases, the customer is required to maintain an investment account to be eligible for the reward. These rewards are offered and funded by MoneyLion and not by ML Wealth. See “Premium Mobile Banking: RoarMoney” herein.

Crypto

MoneyLion Crypto is an online cryptocurrency account that enables customers to buy, sell and hold cryptocurrency. The account is provided by Zero Hash LLC and its affiliate, Zero Hash Liquidity Services LLC (collectively, “Zero Hash”), both of which are registered as money services businesses and have the required state-level licenses for engaging in digital assets activities where the Zero Hash services are offered.

RoarMoney accountholders can open a MoneyLion Crypto account through the MoneyLion mobile application and fund it via their RoarMoney account. Customers are subject to a minimum purchase per transaction of $1 and a daily maximum total purchase limit of $2,500. In addition, customers can also round up purchases made either on their RoarMoney account or an external bank account to the nearest dollar. The accrued round ups can then be transferred into the customer’s MoneyLion Crypto account and invested in Bitcoin.

As of December 31, 2021, the only cryptocurrencies available through the MoneyLion Crypto account were Bitcoin and Ether. In January 2022, MoneyLion Crypto expanded to include Bitcoin Cash and Litecoin. Transactions in additional digital assets may only be made available through the MoneyLion Crypto account if mutually agreed between us and Zero Hash. MoneyLion’s evaluation of whether to provide any additional digital currency-related products or services on our platform will depend on customer demand, estimated costs, potential risks and applicable regulatory requirements, among other factors.

There are no mandatory fees or minimum account balances associated with the MoneyLion Crypto account.

Access to Earned Money:    Instacash

Instacash is our 0% APR advance product that gives customers early access to their recurring income deposits. Customers can access Instacash advances at any time during a regular deposit period up to their advance limit, providing customers with the flexibility to cover temporary cash needs and avoid costly overdraft fees. When customers link their RoarMoney account or an external checking account, they can qualify for Instacash. No credit check is required.

Eligibility for Instacash is based on the verification of the customer’s checking account and the customer’s identity, and the advance limit is primarily based on a percentage of income or other recurring deposit amounts detected through the linked checking account. This process is fully automated unless there are any issues flagged via our customer identification processes. MoneyLion has the sole authority to make Instacash advances.

There are no fees associated with regular delivery of funds to either a RoarMoney account (typically delivered within 12-48 hours) or an external checking account (typically delivered within two to five business days). However, customers have the option to pay an additional fee in order to receive their funds on an expedited basis (typically within minutes or less), the amount of which is based on the amount of the disbursement and whether the funds are delivered to a RoarMoney account or an external checking account. Customers may also choose to leave MoneyLion an optional tip for use of the Instacash service. Instacash advances are included in receivables, net in our consolidated balance sheets.

Building Credit History and Giving Access to Credit:    Credit Builder Plus

Our Credit Builder Plus membership program offers a proven path for our customers to access credit and establish or rebuild history, build savings, establish financial literacy and track their financial health.

For a monthly cost of $19.99, customers receive a suite of services including banking and investment accounts, credit tracking and financial literacy content, rewards programs and access to loans of up to $1,000 at competitive rates offered by MoneyLion lending subsidiaries, allowing our customers to establish up to twelve months of payment history with all three credit bureaus. Credit Builder Plus members do not pay additional recurring fees for the services included in the membership program — the $1 per month administrative fees for the RoarMoney account and MoneyLion investment account are waived. Credit Builder Plus members may incur certain fees or other charges for using specific features of the membership services, such as interest charges on a loan they choose to borrow or non-recurring convenience fees associated with their RoarMoney account.

We offer our Credit Builder Plus members access to the Lion’s Share Loyalty Program, where members can earn rewards of up to $19.99 per month. The size of the Lion’s Share reward depends on a customer’s number of logins into the MoneyLion app and purchases using their RoarMoney account in that month. Expenses related to our Lion’s Share Loyalty Program are included in our marketing expense. For the year ended December 31, 2021, on average approximately 25% of our Credit Builder Plus customers who met the minimum eligibility criteria received this benefit.

As part of the Credit Builder Plus membership program, members may apply for a Credit Builder Plus secured personal loan. While most other credit builder products in the market do not give the consumer any of the loan funds upfront, MoneyLion provides a portion of the loan proceeds right away alongside access to Instacash advances to help cover everyday expenses. The rest of the loan funds are saved for the customer in a credit reserve account, an account in the customer’s name maintained by ML Wealth and held at DriveWealth (“Credit Reserve Account”). Based on the customer’s credit profile, the MoneyLion lending subsidiary will disburse a portion of the loan principal to the customer’s selected bank account, with the remainder deposited in a Credit Reserve Account. Funds in the Credit Reserve Account serve as collateral that partially secures the loan, which may not be withdrawn while the loan is outstanding and may be liquidated if the customer defaults on their loan obligations. Funds in the Credit Reserve Account are held in low-volatility money market funds or cash sweep vehicles and become fully accessible to the customer once the full loan amount has been repaid. Monitoring of the collateral is done through monthly reviews of the collateral value relative to the value of the outstanding loan-based finance receivables. With the membership, customers receive their credit score as well as key credit factors, such as credit utilization, to track their progress.

For the year ended December 31, 2021, the average Credit Builder Plus loan was $705, with a weighted average APR of 21.29%. Credit Builder Plus loans range in size from $500 to $1,000 with an interest rate range from 5.99% to 29.99%. All Credit Builder Plus loans have 12-month terms. Our underwriting is driven by proprietary models that combine applicants’ prior credit history, based on credit bureau data, with bank account and income data and their repayment history with MoneyLion. We do not have a minimum FICO score for approval of the Credit Builder Plus loans. MoneyLion develops and executes all credit policies and risk management strategies directly. While MoneyLion does not provide a guarantee for the performance of loans and other receivables that we originate, we sold these loans and other receivables at a discount of approximately 10% to IIA (as defined below). Beginning in the fourth quarter of 2021, we transitioned our primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. The receivables are included in receivables, net on our consolidated balance sheet.

Prior to our launch of Credit Builder Plus in 2019, we offered a ML Plus membership through which we originated unsecured personal loans, ML Plus loans. The ML Plus membership transitioned into the Credit Builder Plus membership in the second quarter of 2020. ML Plus loans were fixed at $500, with an interest rate of 5.99%. All ML Plus loans had 12-month terms. Our underwriting was driven by proprietary models that combine applicants’ prior credit history, based on credit bureau data, with bank account and income data and their performance history with MoneyLion. MoneyLion develops and executes all credit policies and risk management strategies directly. While MoneyLion does not provide a guarantee for the performance of loans and other receivables that we originate, we sold these loans and other receivables at a discount of approximately 10% to IIA. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of MoneyLion — Revenues — ML Plus loans” below for more information on ML Plus loans.

Advice and financial wellness:    Financial Tracking

In addition to offering a complementary suite of financial products, MoneyLion has pioneered a new approach to personal financial management with Financial Heartbeat, an intelligent, automated tool that guides customers on their financial journey. Financial Heartbeat evaluates customers’ financial situation across four key dimensions: SAVE (savings and financial preparedness), SPEND (spending and personal budget), SHIELD (insurance needs and coverage) and SCORE (credit tracking and health). Through our easy-to-use interface, customers can review the key issues impacting their financial situation, decide what actions to take, evaluate which products to use and receive guidance on how to stay motivated on their journey towards financial wellness. In addition, GamePlan provides our customers with a personalized action plan, including a checklist with tasks, meant to help them reach their financial goals across different categories such as spending, saving and more.

Engaging content and improving financial literacy:    MoneyLife

Consistent with our vision of establishing MoneyLion as a lifestyle brand, in 2021 we introduced MoneyLife, an online financial education content destination. MoneyLife is a video content-driven educational platform available on the MoneyLion app and our website where customers can share and discover ideas, advice and insights regarding their financial lives. With high usability and sleek design, MoneyLife includes content driven by financial advice and education influencers, tools to achieve financial goals and additional ways of earning rewards to shop and save. Our acquisition of MALKA accelerates our ability to engage with consumers across all digital and emerging channels, allowing us to expand our vision of a daily destination, which started with our own MoneyLife content, with personalized content that educates, informs and supports consumers’ financial decision making and other general interests. We estimate that in the fourth quarter of 2021, MALKA’s content creators provided over 69 million MoneyLion brand impressions. MoneyLife will drive additional prospective customers to MoneyLion and increase customer engagement and cross-sell opportunities for both MoneyLion and its affiliate partners.

Our Business Model

We offer a range of financial products and services through a single platform delivered via a mobile application. Our subsidiary, MALKA, provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors.

Our revenue is primarily broken out into the following categories:

●	Fee income: In 2021, 68% of revenue, $116 million in revenue

●	MoneyLion Investing (administration fees), Crypto (revenue share)

●	RoarMoney (interchange fees, out-of-network ATM fees, administration fees)

●	Instacash (instant transfer convenience fees, tips)

●	Membership subscription revenue: In 2021, 19% of revenue, $32 million in revenue

●	Credit Builder Plus (monthly recurring membership fees)

●	Net interest income on finance receivables: In 2021, 4% of revenue, $7 million in revenue

●	Credit Builder Plus (loan interest income)

●	MoneyLion Plus (loan interest income)

●	Unsecured personal loans (loan interest income)

●	Affiliates income: In 2021, 6% of revenue, $11 million in revenue

●	Affiliates (fees earned from affiliate partners)

●	Other income: In 2021, 3% of revenue, $5 million in revenue

●	MALKA (media and content production, client services, licensing fees)

Our Adjusted Revenue is primarily broken out into the following categories:

●	Fees: In 2021, 76% of Adjusted Revenue, $125 million in Adjusted Revenue

●	Instacash (instant transfer convenience fees, tips)

●	Credit Builder Plus (monthly recurring membership fees, loan instant transfer convenience fees)

●	Payments: In 2021, 8% of Adjusted Revenue, $14 million in Adjusted Revenue

●	RoarMoney (interchange fees, out-of-network ATM fees, administration fees)

●	Advice: In 2021, 10% of Adjusted Revenue, $17 million in Adjusted Revenue

●	MoneyLion Investing (administration fees), Crypto (revenue share)

●	Affiliates (fees earned from affiliate partners)

●	MALKA (media and content production, client services, licensing fees)

●	Interest: In 2021, 6% of Adjusted Revenue, $10 million in Adjusted Revenue

●	Credit Builder Plus (loan interest income)

Adjusted Revenue is a non-GAAP measure. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of MoneyLion — Non-GAAP Measures” for a reconciliation of Adjusted Revenue to total revenues, net.

We originate loans directly under our lending licenses or pursuant to applicable exemptions across various states in the U.S., and we service all of the loans that we originate. Our subsidiary, ML Plus LLC, makes Instacash advances that we service.

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through Invest in America Credit Fund I LLC (“IIA”) until the end of the fourth quarter of 2021. IIA was formed in 2016 and is an indirect wholly owned subsidiary of MoneyLion Inc. IIA had been our primary source of funding for originated receivables since 2018. IIA is organized as a Delaware limited liability company and is treated as a partnership for United States income tax purposes. IIA’s membership interests were issued in separately designated series, with each series consisting of Class A Units and Class B Units. IIA investors owned all non-voting Class B Units of the applicable series they invested in, which entitled them to a targeted, non-guaranteed, preferred return of typically 12% per year. ML Capital III LLC (“ML Capital III”), an indirect wholly owned MoneyLion subsidiary, is the managing member of IIA and owned the Class A Units of each series, which entitled ML Capital III to returns that exceeded the targeted preferred return on the Class B Units (if any). IIA used proceeds from the sale of Class B Units to investors to purchase borrower payment dependent promissory notes from Invest in America Notes SPV I LLC and Invest in America Notes SPV IV LLC, each an indirect wholly-owned MoneyLion subsidiary. The collateral consisted of a portfolio of underlying MoneyLion loans and advance receivables. Investors in Class B Units funded their investment into IIA at the time of subscription, which proceeds were used to finance receivables originated on MoneyLion’s platform. At the end of the fourth quarter of 2021, IIA was wound down and all assets were returned to investors. As of December 31, 2021, IIA had no assets.

Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of MoneyLion (the “ROAR 1 SPV Borrower”), entered into a $100 million credit agreement (the “ROAR 1 SPV Credit Facility”) with a lender for the funding of receivables, which secure the ROAR 1 SPV Credit Facility. As of December 31, 2021, there was an outstanding principal balance of $78 million under the ROAR 1 SPV Credit Facility. In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned subsidiary of MoneyLion (the “ROAR 2 SPV Borrower”), entered into a $125 million credit agreement (the “ROAR 2 SPV Credit Facility”) with a lender for the funding of receivables, which secure the ROAR 2 SPV Credit Facility. As of December 31, 2021, there was an outstanding principal balance of $68 million under the ROAR 2 SPV Credit Facility.

We depend on certain key third-party partners to provide certain of our products and services. Our RoarMoney demand deposit accounts and associated debit cards are currently issued by MetaBank. Our subsidiary, ML Plus LLC, is party to an Account Servicing Agreement (as amended from time to time, the “Account Servicing Agreement”) with MetaBank, which had an initial three-year term ending January 2023 and was amended in December 2021 to extend the term until January 2026, with automatic renewal for successive two-year periods unless either party provides written notice of non-renewal, which may be provided without cause to the other party at least 180 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or MetaBank may terminate the Account Servicing Agreement immediately upon written notice to the other party. The Account Servicing Agreement does not prohibit MetaBank from working with our competitors or from offering competing services, nor does it prevent us from working with other banks to provide similar services. Our partnership with MetaBank allows us to provide deposit accounts and debit cards while complying with various federal, state and other laws. MetaBank also sponsors access to debit networks and ACH for payment transactions, funding transactions and associated settlement of funds. Under the terms of the Account Servicing Agreement, MetaBank has the right to supervise, oversee, monitor and review our performance, and we have to comply with applicable laws and regulations, including data privacy, BSA/AML and Customer Identification Program requirements. MetaBank receives all of the program revenue and transaction fees, and passes it on to MoneyLion, minus any obligations owed to MetaBank. In addition, we are generally responsible for any expenses related to this arrangement, including payment network fees, marketing expenses, vendor management expenses and taxes.

In connection with our arrangements with MetaBank, we have also entered into a multi-year service agreement with Galileo, in which Galileo has agreed to process all of our transactions for our RoarMoney accounts and debit cards, and to handle corresponding payments and adjustments. Galileo also maintains cardholder information, implements certain fraud control processes and procedures and provides related services in connection with the RoarMoney accounts and debit cards. We pay the greater of actual fees or the minimum monthly fee for these services. Following the initial term, the service agreement renews for successive two-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least 180 days prior to the end of any such term. The occurrence of certain events would provide each party with an early termination right under the agreement.

Our MoneyLion Investing offering is currently reliant upon DriveWealth, a third-party broker-dealer partner, which provides brokerage and related services for the investment accounts facilitated through our platform. Under the terms of ML Wealth’s amended and restated Carrying Agreement with DriveWealth, which was entered into in October 2020, DriveWealth provides brokerage and custodial services to ML Wealth’s advisory customers, including by executing orders successfully submitted by ML Wealth via its master trading account. The Carrying Agreement has an initial three-year term ending October 2023, which automatically renews for successive one-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least 60 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or DriveWealth may terminate the agreement immediately upon written notice to the other party. The Carrying Agreement does not prohibit DriveWealth from working with our competitors or from offering competing services, and DriveWealth currently provides similar services to a variety of other financial institutions. Under our arrangement, our customers must sign a Customer Account Agreement with DriveWealth, and DriveWealth maintains ultimate authority on whether to reject the opening of an account, or to take any actions related to an account, including closing any account, liquidating the assets under an account or limiting the activities of any account, if DriveWealth deems it necessary to comply with applicable laws or if there is a reasonable risk-based justification for doing so.

Our MoneyLion Crypto account offering is currently reliant upon Zero Hash, a third-party regulated digital asset settlement provider. Under the terms of the licensing and cooperating agreement signed with Zero Hash LLC and its affiliate, Zero Hash Liquidity Services LLC, entered into on March 26, 2021, Zero Hash pays us a share of the fees that they earn from our customers in exchange for MoneyLion enabling Zero Hash to effect digital currency-related transactions for our customers with RoarMoney accounts that reside in states where Zero Hash is authorized to conduct digital assets activities. Under the terms of the agreement, MoneyLion is not directly involved in any cryptocurrency transactions or the exchange of fiat funds for cryptocurrency taking place at or through Zero Hash. Both parties agreed, at launch, to limit the cryptocurrency offerings to Bitcoin and Ether, which was subsequently expanded to include Bitcoin Cash and Litecoin in January 2022. Both parties must consent in writing before adding any additional digital assets to the program. Under our arrangement, each customer opening a MoneyLion Crypto account is required to enter into a separate user agreement with Zero Hash.

Our Growth Strategy

We believe we are in the early innings of realizing the full value of our existing platform. We seek to capitalize on the structural advantages inherent in being a digitally native, customer-centric and built-to-scale platform as we continue capturing market share and economic gains. Our multi-pronged growth strategy, designed to continue building upon the momentum we have generated to date to create even greater value for consumers, is to:

●	Continue penetrating our large addressable market;

●	Increase top-of-funnel conversion;

●	Accelerate cross-sell and attachment rates with our platform approach;

●	Deliver new products, features and content;

●	Grow our affiliate network and expand our corporate partnerships; and

●	Evaluate additional strategic acquisitions.

Continue penetrating our large addressable market:    Our target market is the 100 million middle-class Americans whose needs are not well-addressed by the current financial system. We define this market as individuals with household incomes up to $150,000 and FICO scores up to 750. While we have achieved significant growth and scale to date through developing a personalized, all-in-one, digital financial platform to meet the needs of our customers, the addressable market is vast. We believe we have a long runway for future growth, and we have the ability to substantially increase our marketing spend versus our historical expenditure levels. We believe we have developed a highly efficient customer acquisition approach that will allow us to effectively deploy the expanded marketing spend and drive new customer growth.

Increase top-of-funnel conversion:    We have a significant opportunity to increase the rate at which we convert consumers we reach through various marketing channels into customers. While we have invested in a technology-based approach to customer acquisition that is highly efficient, we believe scale will allow us to further enhance top-of-funnel conversion. Expanding our market presence and consumer awareness of our brand is expected to result in higher rates of customer conversion. In addition, a growing customer base and associated financial and transactional data points will enhance our consumer insights and allow us to better address the needs of our target market, the middle class. Those insights will allow us to innovate and offer an even broader suite of financial products, attracting more customers onto the MoneyLion platform.

Accelerate cross-sell and attachment rates with our platform approach:    We take a platform approach to address our customers’ entire financial lives. The combination of a deep, data-driven understanding of our customers’ pain points and a broad suite of products allows us to help improve our customers’ financial well-being while producing strong revenue growth and profitability. We believe the number of customers using two or more products will further expand as more customers see value in our holistic platform approach, and as we continue to innovate and launch new products. Not only does multiple product engagement increase revenue per customer and drive revenue growth, it also further enhances our profitability by driving a lower cost to acquire and service customers.

Deliver new products, features and content:    Our product and engineering teams are constantly innovating, leveraging both our data-driven understanding of our customers and our existing technology infrastructure to build new, impactful products and features. Our products and services follow established product development steps, including research and development, design, validation and testing. For each product launch, we generally anticipate expenses related to technology, product design and implementation, including compensation and benefits, to amount to approximately $1.5 to $2.0 million on average. We are developing several new products and services to continue our mission to better serve our customers which will provide further financial flexibility for MoneyLion customers.

Another way we aim to better serve our customers is through the creation of digital media and content that educates our customers about how to improve their financial health by using MoneyLion’s and our affiliates’ products and services. MoneyLife, our online financial education content destination, includes content driven by financial advice and education influencers, tools to achieve financial goals and additional ways of earning rewards to shop and save. Through MoneyLife, we will drive additional prospective customers to MoneyLion and increase customer engagement and cross-sell opportunities for both MoneyLion and our affiliate partners. Our acquisition of MALKA will accelerate our ability to engage with consumers across all digital and emerging channels.

Grow our affiliate network and expand our corporate partnerships:    We have established an affiliate network to offer products and services to our customers as guided by our platform. We will continue to dramatically expand our pool of affiliate partners to provide our customers an ever-growing selection of products that can lower their cost of living and improve their quality of life.

MoneyLion partners with companies to provide company-sponsored financial wellness programs that are designed to decrease financial stress and bolster productivity by offering employees the financial products, education and tailored advice they require. We expect to continue to add corporate partners to deliver our products in a cost-effective manner to our targeted customer segment.

Evaluate additional strategic acquisitions:    We acquired MALKA in November 2021. MALKA is a creator network and content platform that produces digital media and content across entertainment, sports, games, live streaming and other sectors. MALKA’s content capabilities can drive industry-leading customer acquisition and retention at scale to help accelerate MoneyLion’s customer growth. By combining MALKA’s capabilities with MoneyLion’s financial products and extensive first-party data, we hope to turn the MoneyLion mobile application into a daily destination for our customers with personalized content that educates, informs and supports customers’ financial decisions.

In addition, on December 15, 2021, we entered into an agreement to acquire Even Financial Inc. (“Even Financial”), an embedded finance marketplace that digitally connects and matches consumers with real-time personalized financial product recommendations from a growing network of financial institution, insurance and fintech partners, which closed on February 17, 2022. This acquisition strengthens MoneyLion’s platform by improving customers’ abilities to find and access the right financial products to help them manage their financial lives. The acquisition also extends our addressable market, extends the reach of our own products, diversifies our revenue mix and furthers our ambition to be the premier financial super app for hardworking Americans.

We will continue to evaluate opportunistic acquisitions that would allow us to either expand our product and service offerings to our existing customers or allow us to enter new verticals.

Marketing

Our customer acquisition channels combine a mix of online and offline, as well as paid and unpaid, channels. They include marketing affiliates, sponsorships, radio, direct mail, organic web traffic, email marketing and online advertising, among others.

MoneyLion applies a full-funnel marketing approach both in media and in content creation. By creating complete marketing programs, we believe we generate a sustainable cost advantage across our various customer acquisition channels. We create multiple secondary content pieces from an original long-form content asset, and then cycle these content assets and marketing narratives across earned media channels and our own platforms, including our MoneyLion mobile application.

Customer Service

We are dedicated to addressing the needs of our customers. We believe that our multi-pronged approach to providing cost-effective customer service helps to support customer satisfaction. We offer a searchable, robust self-service Frequently Asked Questions database within our help center, where most questions can be easily answered 24 hours a day, seven days a week. In addition, we offer both a chatbot and a live chat service with an agent, either through the home screen of the MoneyLion app or on the MoneyLion web dashboard. Finally, should a customer wish to speak with a live agent over the phone or email their inquiries to our customer support team, we offer those support services as well.

Competitive Landscape

Consumer financial services is a large, fragmented and competitive market, and we compete in varying degrees with a range of existing providers of consumer-focused banking, lending, investing and other financial products. Our competitors are generally large, well-capitalized financial services companies. Some of our current and potential competitors have longer operating histories, particularly with respect to financial products similar to what we offer, significantly greater financial, technical, marketing and other resources and a larger customer base. Our competitors include:

Banking Competitors:    Traditional banks and credit unions (e.g., Chase and Wells Fargo), new entrants obtaining banking licenses (e.g., Varo Money) and other non-bank digital providers that white label regulated products, offering banking-related services (e.g., Chime);

Lending and Earned Income Advance Competitors:    Traditional banks and credit unions, specialty finance and other non-bank providers, offering consumer lending-related or advance products (e.g., Upstart and Dave);

Marketplace Competitors: Online financial product and service marketplaces and aggregators that offer consumer financial products and services (e.g., Credit Karma and WalletHub); and

Investing Competitors:    Online wealth management platforms, such as robo-advisors, offering consumer investment services (e.g., Betterment and Stash).

We believe other market participants do not adequately meet the needs of the 100 million middle-class Americans who make up our target market. We feel our data-driven approach, single-core technology stack, holistic product offering and financial guidance focus represent compelling competitive differentiators that will allow us to continue to capture market share and drive growth.

Management Team

We are a founder-led business with a diverse management team that brings together experienced viewpoints from both technology and financial services.

Employees and Culture

We believe we have built a unique company culture. We attract smart and talented individuals, who possess a passion for innovation and flourish when provided the opportunity to learn and grow. We provide our employees with support programs designed to allow employees to thrive and our teams to outperform. Incentives are further aligned through a broad-based equity compensation program across the employee base.

In operating multiple offices across the globe, bringing together some of the best talent from both the U.S. and around the world, we place significant emphasis on having a seamless, one-firm culture and employee experience. This model has paid dividends for our global team members as reflected in our employee engagement and retention.

As the focal point of our human capital strategy, we attract and retain a diverse, talented and motivated employee base. Career growth at MoneyLion may include manager skills and leadership training, peer-based recognition and rewards, transparent incentive and promotion processes and time and budget allocated to learning and development initiatives.

We place special emphasis on diversity, from our recruitment process to our career development programs. Our management team members come from diverse backgrounds and seek to build a company with diversity clearly established as an organization priority. Here Women Roar is an employee resource group that aims to champion the growth and advancement of women at MoneyLion by investing in their social, personal and professional development. In 2021, we launched additional employee resource groups to further support our employees of diverse backgrounds.

As of December 31, 2021, we had a total of 556 employees across all locations, which included 155 MALKA employees who joined the MoneyLion team in connection with the MALKA acquisition. Of our employees, approximately 15%, 20%, 46%, 6% and 1% are located in our New York City, Jersey City, Kuala Lumpur, Santa Monica and Sioux Falls offices, respectively, and the remaining approximately 13% work remotely. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Privacy and Security

Our business involves the collection, storage, processing, use, sharing and transmission of personally identifiable information (“PII”) and other sensitive data, including customer and employee information, financial information and information about how customers interact with our platform. We collect, store, process, use, share and transmit data while maintaining physical, electronic and procedural safeguards. We maintain physical security measures designed to guard against unauthorized access to systems and use safeguards such as firewalls and data encryption. We also enforce physical access controls to our facilities and we authorize access to PII on a least privilege access model only for those employees or agents who require it to fulfill the responsibilities of their jobs.

To prevent against fraud, we have built fraud detection capabilities to protect our customers and merchants. We first seek to establish the consumer’s identity using basic information following our KYC protocols. The consumer is then evaluated by our fraud model, and we will then either move forward in the approval processes or request additional data from the consumer. Our sophisticated fraud models use approximately 40-80 other data points to make a near-instantaneous decision on whether to block a transaction. There are also secondary rules that, when triggered, are designed to ensure a transaction is sent to fraud investigators.

The technology infrastructure supporting our platform optimizes the storage and processing of large amounts of data and facilitates the deployment and operations of large-scale products and services in our cloud computing environments. Our technology infrastructure is designed around industry practices intended to reduce downtime in the event of outages or disaster recovery occurrences. We incorporate multiple layers of protection for business continuity and system redundancy purposes to address cybersecurity risks and loss of data. We have a robust cybersecurity program designed to protect our technology, including regularly testing our systems to identify and address potential vulnerabilities. We strive to continually improve our technology infrastructure to enhance the customer experience and to increase efficiency, scalability and security.

As a result of our collection, storage, processing, use, sharing and transmission of PII and other sensitive data, we are subject to certain privacy and information security laws, including, for example, the Gramm-Leach-Bliley Act (“GLBA”), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”) and other state privacy regulations, and other laws, rules and regulations designed to regulate consumer information and data privacy, security and protection and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PII, and some may require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing PII with third parties, provide notice of changes to our policies and, with limited exceptions, give consumers the right to prevent use of their PII and disclosure of it to third parties. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals in the event of a data or security breach or compromise of our systems, including when their PII has or may have been accessed by an unauthorized person. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach. Some laws may also impose physical and electronic security requirements regarding the safeguarding of PII. Privacy and information security laws evolve regularly, and complying with these various laws, rules, regulations and standards, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, requiring us to adjust our compliance program on an ongoing basis, change our business practices in a manner adverse to our business, divert resources from other initiatives and projects and restrict the way products and services involving data are offered. See Part I, Item 1A “Risk Factors — Risks Relating to Cybersecurity — The collection, processing, use, storage, sharing and transmission of PII and other sensitive data are subject to stringent and changing state, federal and international laws, regulations and standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.”

Regulatory Environment

We operate in a rapidly evolving regulatory environment and are subject to extensive and complex regulation under U.S. federal law and the laws of the states in which we operate. These cover most aspects of our business and include laws, regulations, rules and guidance relating to consumer finance and protection, privacy and data protection, banking, payments and investment advisory services, among other areas. For example, with respect to our lending business, certain state laws may, if applicable, regulate interest rates and other charges and require certain disclosures to our customers, and may also require licensing for certain activities. In addition, other federal and state laws, public policy and general principles of equity, such as with respect to the protection of consumers, unfair and deceptive acts or practices and debt collection practices, may apply to our activities involving the origination, servicing and collection of consumer loans, as well as to our activities in banking, cash advances, payments, investment advisory services and other areas. We are impacted by these laws and regulations both directly and indirectly, including by way of our partnership with MetaBank, which provides deposit accounts and debit cards to our customers. Ensuring compliance with these laws and regulations imposes significant burdens on our business operations.

We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate, or if we were to release new products or services, under applicable laws or regulations to which we are not currently subject today. In addition, the regulatory framework for our products and services is evolving and uncertain as federal and state governments and regulators consider the application of existing laws and potential adoption of new laws. Although some of the products and services that we offer are relatively novel, we are typically required to comply with the existing regulatory regimes for consumer financial products and services. New laws and regulations, as well as continued uncertainty regarding the application of existing laws and regulations to our products and services, may negatively affect our business. This could include the need to obtain new or different types of licenses or comply with additional laws and regulations in order to conduct our business.

State licensing requirements and regulation

Our lending operations must satisfy the laws and standards of each individual U.S. state in which we operate. This means that when individual states differ in how they regulate consumer lending activity, we must operate in accordance with those jurisdictional-specific requirements.

We are subject to state licensing and other requirements with respect to loans that we originate, and we have obtained necessary licenses or conduct operations pursuant to relevant exemptions in order to originate loans in the jurisdictions in which we do so. Licensing statutes and regulations vary from state to state and prescribe different requirements, including restrictions on loan origination and servicing practices (including limits on the type, amount and manner of our fees), interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising and requirements that loan forms be submitted for review. We are also subject to supervision and examination by state regulatory authorities in the jurisdictions where we operate, which have resulted and may continue to result in findings or recommendations that require us to modify our internal controls and/or business practices. The application of state licensing requirements to our business model is not always clear, and while we believe we are in compliance with applicable licensing requirements, state regulators may request or require that we obtain additional licenses or otherwise comply with additional requirements in the future, which may result in changes to our business practices. If we are found to have engaged in activities that require a state license without having the requisite license or in activities that are otherwise deemed to be in violation of state lending laws, the licensing authority may impose fines, restrict our operations in the relevant state or seek other remedies for activities conducted in the state.

U.S. federal consumer protection requirements

We must comply with various federal consumer protection regimes, both pursuant to the financial products and services we provide directly and as a service provider to our bank partner, including those set forth in Part I, Item 1A “Risk Factors — Risks Relating to Financial Regulation — Our business is subject to extensive regulation, examination and oversight in a variety of areas, including registration and licensing requirements under federal, state and local laws and regulations.”

We are subject to regulation by the Consumer Financial Protection Bureau (“CFPB”), which oversees compliance with and enforces federal consumer financial protection laws. The CFPB directly and significantly influences the regulation of consumer financial services, including the origination, brokering, servicing, transfer and collection of consumer loans, including personal loans and other consumer financial services we may provide. The CFPB has substantial power to regulate financial products and services received by consumers from both bank and non-bank providers of consumer financial products or services and their respective service providers, including rulemaking authority in enumerated areas of federal law applicable to consumer financial products or services such as truth in lending, fair credit reporting and fair debt collection. Under Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the CFPB has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services that engage in unfair, deceptive or abusive acts or practices, which can be referred to as “UDAAP.” The CFPB may also seek a range of other remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation, and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to enforce such laws and regulations.

The CFPB also has enforcement authority with respect to the conduct of third parties that provide services to financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations.

Our business activities are also subject to applicable requirements under other federal statutes and regulations, including, but not limited to:

●	Federal Trade Commission Act. The Federal Trade Commission Act prohibits “unfair” and “deceptive” acts and practices in business or commerce and gives the Federal Trade Commission (the “FTC”) enforcement authority to prevent and redress violations of this prohibition. Whether a particular act or practice violates these laws or the UDAAP-prevention laws enforced by the CFPB frequently involves a highly subjective and/or fact-specific judgment.

●	Truth in Lending Act. The Truth in Lending Act (“TILA”) and Regulation Z, which implements it, require lenders to provide consumers with uniform and understandable information concerning certain terms and conditions of their loan and credit transactions prior to the consummation of a credit transaction and, in the case of certain open-end loans, at the time of a loan solicitation, application, approval and origination of a credit transaction. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and periodic statements, security interests taken to secure the credit, the right to rescind certain loan transactions, a right to an investigation and resolution of billing errors and the treatment of credit balances.

●	Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. ECOA also requires creditors to provide consumers and certain small businesses with timely responses to applications for credit, including notices of adverse action taken on credit applications.

●	Fair Credit Reporting Act. The federal Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit bureaus to report such information accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a consumer report or received from a third party and requires creditors who use consumer reports in establishing loan terms to provide risk-based pricing or credit score notices to affected consumers. The FCRA also imposes rules and disclosure requirements on creditors’ use of consumer reports for marketing purposes, which impacts our ability to use consumer reports and prescreened lists to market consumer loans through direct mail and other means.

●	Military Lending Act. The Military Lending Act (“MLA”) restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents. The MLA caps the interest rate that may be offered to a covered borrower for most types of consumer credit to a 36% military annual percentage rate, or “MAPR,” which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration if a dispute arises concerning the consumer credit product.

●	Electronic Fund Transfer Act and NACHA Rules. The federal Electronic Fund Transfer Act (“EFTA”) and Regulation E that implements it provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of loans are performed by electronic fund transfers, such as ACH transfers. EFTA requires that lenders make available loan payment methods other than automatic preauthorized electronic fund transfers and prohibits lenders from conditioning the approval of a loan transaction on the borrower’s agreement to repay the loan through automatic fund transfers. In 2018, the NACHA Board of Directors approved a change in the NACHA Operating Rules that requires ACH originators to utilize commercially reasonable fraudulent transaction detection systems. The rule change requires ACH originators, including lenders, to include account validation as part of their commercially reasonable fraudulent transaction detection system, for the first use of new account information. The rule change took effect on March 19, 2021, and will become enforceable for all ACH originators on March 19, 2022. Accordingly, we use NACHA-approved vendors to perform commercially reasonable verification of external accounts for ACH transactions.

●	GLBA. The GLBA includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities, as well as to safeguard personal customer information.

The federal regulatory framework applicable to consumer financial services providers, such as us, is evolving and uncertain. Additional or different requirements may apply to our business in the future. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective or will be adequate as laws change or are applied in a new manner.

Investment adviser and broker-dealer regulation

We offer investment management services through our wholly-owned subsidiary ML Wealth, an internet-based investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and is subject to regulation by the SEC. ML Wealth is subject to, among other things, the anti-fraud provisions of the Advisers Act and fiduciary duties derived from these provisions, which apply to our relationships with our advisory clients. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our clients and the investments we manage, including, for example, disclosure of any conflicts of interest. ML Wealth has in the past and will in the future be subject to periodic SEC examinations. A regular or routine SEC examination will typically involve, at a minimum, a careful review of the adviser’s books and records and may include interviewing employees. The SEC examination staff may also conduct more frequent examinations focusing on a limited number of specific issues or conduct an examination “for cause.” ML Wealth is also subject to other requirements under the Advisers Act and related regulations primarily intended to protect advisory clients. These additional requirements include maintaining effective and comprehensive compliance programs and written policies and procedures, record-keeping, reporting and disclosure, advertising and solicitation rules, safeguards for protecting client funds and securities, limitations on agency cross and principal transactions between an adviser and its advisory clients, restrictions on advisory contract assignments, privacy protection regulations and anti-corruption rules relating to investors associated with U.S. state or local governments.

The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations, significant monetary penalties, disgorgement of gains, cease-and-desist orders and other censures. The SEC may bring civil actions against investment advisers, and seek damages or other relief, in a U.S. district court or before an administrative law judge. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by the SEC were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

One of our subsidiaries, MoneyLion Securities LLC, is a broker-dealer and is therefore registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although we do not currently engage in any business activity through MoneyLion Securities LLC, as a broker-dealer, it is subject to SEC and FINRA rules and regulations. The principal purpose of regulating broker-dealers is the protection of clients and securities markets. The regulations cover all aspects of the broker-dealer business and operations, including, among other things, sales and trading practices, client onboarding, communications with the public, publication or distribution of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping, reporting, fee arrangements, disclosures to clients, suitability, acting in retail customers’ best interests when making recommendations to them, customer privacy, data protection, information security and cybersecurity, the safeguarding of customer information, the sharing of customer information, best execution of customer orders, public offerings, customer qualifications for margin and options transactions, registration of personnel, business continuity planning, transactions with affiliates, conflicts and the conduct of directors, officers and employees.

MoneyLion Securities LLC is subject to Rule 15c3-1 (the “Uniform Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related self-regulatory organization requirements. The Uniform Net Capital Rule specifies minimum capital requirements that measure the general financial soundness and liquidity of broker-dealers. SEC and FINRA rules require notification to these regulators when net capital falls below certain defined criteria, or when withdrawals of capital exceed certain thresholds. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer. If MoneyLion Securities LLC fails to maintain specified levels of net capital, we could be subject to sanctions, which may include immediate suspension or revocation of registration, and suspension or expulsion. MoneyLion Securities LLC has been and currently is in compliance with the Uniform Net Capital Rule and has net capital in excess of the minimum requirements.

The SEC, FINRA and applicable state securities authorities also have the authority to conduct periodic examinations of MoneyLion Securities LLC and may also conduct administrative proceedings that could result in sanctions being imposed. To the extent any applicable SEC, state or FINRA rules or regulations change, MoneyLion Securities LLC will need to adapt to those changes.

Regulation of our bank partnership model

Pursuant to our partnership with MetaBank, we offer to our customers FDIC-insured, non-interest-bearing deposit accounts and debit cards with which customers can access their account balances, both of which are provided by MetaBank. We act as the service provider to, among other things, provide customer support and technology features for customers utilizing their MetaBank account through our platform.

MetaBank is chartered as a national bank and subject to regulation and supervision as such by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC. Many laws and regulations that apply directly to MetaBank are indirectly applicable to us as a service provider to MetaBank. Our partnership with MetaBank is also subject to the supervision and enforcement authority of the OCC, MetaBank’s primary banking regulator. Additionally, in order for each participating customer’s deposits to be covered by FDIC insurance up to the applicable maximum deposit insurance amount, we and MetaBank must meet certain eligibility requirements established by the FDIC, such as adequately evidencing participating customers’ ownership of each account.

Regulation of money services business / money transmission involving virtual currencies

We offer certain digital currency-related products and services to our customers through a partnership with Zero Hash. Both of the Zero Hash entities involved in this partnership are registered as money services businesses with the Financial Crimes Enforcement Network and have the required state-level licenses for engaging in digital assets activities where the Zero Hash services are offered. Under the terms of our agreement with Zero Hash, we do not engage directly in any transactions involving the exchange of fiat currency for digital currencies taking place at or through Zero Hash or the provision of money transmission services on behalf of our customers or of MoneyLion. Therefore, we do not currently expect to be required to be registered as a money services business or be subject to money transmitter licensing requirements or other regulatory requirements specific to transactions relating to virtual currencies. Other laws and regulations may apply to us as a service provider to Zero Hash LLC and Zero Hash Liquidity Services LLC, including Bank Secrecy Act (“BSA”)/ U.S. anti-money laundering (“AML”) requirements, but these would be similar to the legal and regulatory regimes to which we are already subject. However, federal and state laws and regulations applicable to digital assets remain uncertain and will continue to evolve, and changes to the applicable laws, regulations or guidance in this area may require us to meet additional licensing, registration or other requirements.

Other requirements

In addition to the requirements described above, we are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending and other consumer financial services, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and UDAAP prevention. These laws and regulations may be enforced by state banking or consumer protection regulatory agencies, state attorneys general, the CFPB and private litigants, among others. Given our novel business model and the subjective nature of some of these laws and regulations, particularly UDAAP-prevention laws, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.

Given the nature of our business and our arrangements with third parties, we are subject to compliance obligations related to AML laws and regulations. We have developed and currently operate an AML program designed to prevent our products from being used to facilitate money laundering, terrorist financing and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries or territories, or with certain individuals or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other U.S. and non-U.S. sanctions authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols and internal controls, including the designation of a BSA/AML compliance officer to oversee the programs. Our programs are designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.

We collect, store, use, disclose, transfer and otherwise process a wide variety of information, including PII, for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, storage, use, disclosure, transfer, processing and protection of the information, including PII, we acquire in connection with our consumers use of our services, is subject to numerous privacy, data protection, cybersecurity and other laws and regulations in the United States, including the GLBA as well as state laws such as the CCPA. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the collection, storage, use, disclosure, transmission, processing and protection of information. The laws and regulations that apply to privacy and security issues are evolving and are subject to interpretation and change, and therefore, additional laws and regulations may become relevant to us. For additional discussion, please see the risk factors related to regulation of our business and regulation in the areas of privacy and data use under Part I, Item 1A “Risk Factors — Risks Relating to Cybersecurity — The collection, processing, use, storage, sharing and transmission of PII and other sensitive data are subject to stringent and changing state, federal and international laws, regulations and standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.”

In addition, there are federal and state laws and regulations on marketing activities conducted over the internet, or by mail, email or telephone, including without limitation the federal Telephone Consumer Protection Act (“TCPA”), the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”), FTC regulations and guidelines that implement the FTC’s Do-Not-Call Registry and impose other requirements in connection with telemarketing activities and state telemarketing laws. Our marketing activities may subject us to some of these laws and regulations. MoneyLion’s policies address the requirements of the TCPA and other laws and regulations limiting telephone outreach, and we do not engage in certain activities covered by the TCPA. Our email communications with all consumers are formulated to comply with the CAN-SPAM Act and other applicable requirements.

The offerings of membership interests in designated series of IIA described under “Our Business Model” herein were not offered publicly to retail investors and were not registered under the Securities Act of 1933, as amended (the “Securities Act”). IIA membership interests were offered in private placements only to “accredited investors” within the meaning of the Securities Act, pursuant to the exemption provided in Regulation D thereunder, or to non-US persons in offshore transactions, pursuant to the exemption provided in Regulation S thereunder.

Various federal and state regulatory agencies in the United States continue to examine a wide variety of issues that are applicable to us and may impact our business. These issues include account management guidelines, antidiscrimination, consumer protection, identity theft, privacy, disclosure rules, electronic transfers, cybersecurity and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant.

Intellectual Property

We rely on a combination of trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. We own the domain name rights for, among other sites, moneylion.com and malkamedia.com, and, as of December 31, 2021, we owned 22 registered trademarks, one copyright and four trademark applications in the United States. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. In addition to the intellectual property that we own, we license certain third-party technologies and intellectual property, which are incorporated into some of our products and services.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the efforts we have taken to protect our intellectual property may not be sufficient or effective. It may be possible for other parties to copy or otherwise obtain and use the content of our solutions or other technology without authorization. Moreover, others may independently develop technologies or services that are competitive with ours or that infringe, misappropriate or otherwise violate our intellectual property and proprietary rights. In addition, third parties may initiate litigation against us alleging infringement, misappropriation or other violation of their proprietary rights or declaring their non-infringement of our intellectual property. Failure to protect our intellectual property or proprietary rights adequately could significantly harm our competitive position, business, financial condition and results of operations. See Part I, Item 1A “Risk Factors” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Available Information

Our website is www.moneylion.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms are available free of charge through our website (investors.moneylion.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We use our website as a routine channel for distribution of information that may be deemed material for investors, including news releases, presentations, financial information and corporate governance information. We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” section. Accordingly, investors should monitor these portions of our website, in addition to following MoneyLion’s news releases, SEC filings, public conference calls and webcasts.

None of the information contained on, or that may be accessed through our websites or any other website identified herein, is part of, or incorporated into, this filing. All website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only, unless expressly noted.

Item 1A. Risk Factors

Risks Relating to Our Business and Operations

Our financial condition and results of operations may be adversely impacted by the COVID-19 pandemic.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. The current COVID-19 pandemic could have a material adverse effect on the value, operating results and financial condition of our business.

The COVID-19 pandemic has caused substantial changes in consumer behavior, restrictions on business and individual activities and high unemployment rates, which led to reduced economic activity and may continue to cause economic volatility. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, suspension of interest accrual and similar mandates for many individuals and businesses to substantially restrict daily activities have led to a decrease in consumer activity generally. Additionally, the COVID-19 pandemic has had a negative impact on consumer finances and on employment levels, which could lead to lower demand for loans, higher loan delinquencies, less likelihood of signing up for our membership programs, less likelihood of making investments through our platform and less spending on the MoneyLion platform, all of which would have a negative impact on our financial condition, results of operations and cash flows.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the course, duration and severity of the virus and additional variants, future actions that may be taken by governmental authorities and private businesses to contain the COVID-19 pandemic or to mitigate its impact and the effectiveness of such actions, the timing and speed of economic recovery and the ultimate effectiveness of vaccinations for COVID-19. We continue to monitor the situation and assess further possible implications to our business. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity and results of operations. COVID-19 could have the following adverse effects on our business and results of operations, among others:

●	reduced borrower approval rates, including as a result of credit eligibility and other adjustments;

●	lower average balances of our loans as a result of changes in consumer demand and adjustments to our credit decisioning process and credit criteria;

●	reduced pool of customers eligible for our loan or advance products;

●	impeded liquidity and negative fair value adjustments with respect to our loans or advance products; and

●	reduced funds available for our investment products.

See Part II, Item 7 “Management’s Discussion and Analysis of our Financial Condition and Results of Operations — Key Performance Metrics” and “— Results of Operations for the Twelve Months Ended December 31, 2021 and 2020” for further discussion of the impact of the COVID-19 pandemic in recent periods on our business and operating results. We cannot at this time reasonably estimate the impact to our future results of operations, cash flows and financial condition; however, if these conditions worsen, we may be materially and adversely impacted. The COVID-19 pandemic, and its impact, may also have the effect of heightening many of the other risks described herein.

Our business may be adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting a customer’s willingness and capacity to use our products and services, including a customer’s willingness to incur loan obligations or willingness or capacity to make payments on their loans or other services we offer. These factors include interest rates, unemployment levels, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, terrorism, catastrophes and pandemics.

Many new customers on our platform have limited or no credit history and limited financial resources. Accordingly, such customers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, such as the disruption and uncertainty caused by the COVID-19 pandemic. In addition, major medical expenses, divorce, death or other issues that affect customers could affect a customer’s willingness or ability to make payments on their loans or advances or engage in investing activities. If borrowers default on loans facilitated on our platform, the cost to service these loans may also increase without a corresponding increase in revenue earned from lending operations and the value of the loans could decline. Higher default rates by these borrowers may lead to lower demand by our funding sources and institutional investors to fund loans and other receivables facilitated by our platform, which would adversely affect our business, financial condition and results of operations.

During periods of economic slowdown or recession, our current and potential investors in our special purpose financing structure may reduce the number of loans or other receivables they are willing to finance or demand terms that are less favorable to us, to compensate for any increased risks. A reduction in the volume of the loans and other receivables we are able to finance through this structure would negatively impact our ability to maintain or increase the level of our lending and provision of other services to customers. Any sustained decline in demand for loans or other services we offer, or any increase in delinquencies or defaults that result from economic downturns, may harm our ability to maintain robust volumes for our lending operations and other services, which would adversely affect our business, financial condition and results of operations. For the year ended December 31, 2021, for secured personal loans provided through our Credit Builder Plus membership program, the average 30+ day delinquency rate was 3.9% and the average monthly default rate was 1.4%. For the year ended December 31, 2021, the non-repayment rate for advances provided through our Instacash product was 5.4%. See Part I, Item 1 “Business — Our Product Platform.”

For example, the COVID-19 pandemic and other related adverse economic events led to a significant increase in unemployment, comparable, and at times surpassing, the unemployment rates during the peak of the financial crisis in 2008. There can be no assurance that levels of unemployment or underemployment will improve in the near term. The increase in the unemployment rate could increase the non-repayment rate on our loans and advance products, increase the rate of customers declaring bankruptcy or decrease our customers’ use of our investment and other products and services, any of which could adversely affect the attractiveness of our loans and other receivables to our financing sources. If we are unable to adjust our platform to account for events like the COVID-19 pandemic and the resulting rise in unemployment, or if our platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.

Furthermore, the COVID-19 pandemic has caused some borrowers on our platform to request a temporary extension or modification of the payment schedules of their loans under our temporary relief or loan modification programs, or hardship programs. If a large number of borrowers seek to participate in such hardship programs, the investment returns of our financing sources could decline. Further, if the rate of borrowers that participate in such hardship programs is greater than those experienced by our competitors, then our financing sources may become less interested providing financing for our loans and other consumer receivables, which could negatively impact our funding strategy or significantly increase the cost of obtaining funding. Any of the foregoing could adversely affect our business, financial condition and results of operations.

If there is an economic downturn that affects our current and prospective customers or our financing sources, or if we are unable to address and mitigate the risks associated with any of the foregoing, our business, financial condition and results of operations could be adversely affected.

We operate in a cyclical industry. In an economic downturn, we may not be able to grow our business or maintain expected levels of liquidity or revenue growth.

The timing, severity and duration of an economic downturn can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. For example, in making a decision whether to extend credit to a new or existing customer or determine appropriate pricing for a loan or whether to provide a customer an advance, our decision strategies rely on robust data collection, including from third-party sources, proprietary scoring models and market expertise. An economic downturn could place financial stress on our customers, potentially impacting our ability to make accurate assessments or decisions about our customers’ ability to pay for loans and other services we provide, as well as our customers’ willingness to use our products and services. Our ability to adapt in a manner that balances future revenue production and loss management may be tested in a downturn. The longevity and severity of a downturn may also place pressure on our funding sources. There can be no assurance that our financing arrangements will remain available to us through any particular business cycle or be renewed on the same terms. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us, which could be material.

We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.

We were founded in 2013 and have experienced rapid growth in recent years. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:

●	improve the effectiveness and predictiveness of our data-driven platform;

●	maintain and increase the volume of loans, advances and other financial products we provide through our platform;

●	enter into new and maintain existing relationships with third-party partners and service providers;

●	successfully maintain cost-effective sources of financing for our operations;

●	maintain competitive interest rates offered to borrowers on our platform, while enabling our funding sources to achieve an adequate return over their cost of funds;

●	successfully build our brand and protect our reputation from negative publicity;

●	increase the effectiveness of our marketing strategies, including our direct consumer marketing initiatives;

●	continue to expand the number of our potential customers;

●	successfully adjust our proprietary models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;

●	comply with and successfully adapt to complex and evolving regulatory environments;

●	protect against increasingly sophisticated fraudulent uses of financial products and online theft;

●	successfully compete with companies that are currently in, or may in the future enter, the business of providing consumer financial services;

●	enter into new markets and introduce new products and services;

●	sufficiently obtain, maintain, protect, or enforce our intellectual property and other proprietary rights;

●	effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;

●	successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;

●	attract, integrate and retain qualified employees; and

●	effectively manage and expand the capabilities of our operations teams, outsourcing relationships and other business operations.

If we are not able to timely and effectively address these risks and difficulties as well as those described elsewhere in this “Risk Factors” section, our business and results of operations may be harmed.

Our results of operations and future prospects depend on our ability to attract new and retain existing customers. We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results may be harmed.

We operate in a rapidly changing and highly competitive industry, and our results of operations and future prospects depend on, among others:

●	the continued growth of our customer base;

●	our ability to monetize our customer base, including through additional products by our existing customers;

●	our ability to acquire customers at a lower cost; and

●	our ability to increase the overall value to us of each of our customers while they remain on our platform.

We believe that our ability to compete depends upon many factors both within and beyond our control, including, among others, the following:

●	the size, diversity and activity levels of our customer base;

●	the timing and market acceptance of products and services, including developments and enhancements to those products and services, offered by us and our competitors;

●	customer service and support efforts;

●	selling and marketing efforts;

●	the ease of use, performance, price and reliability of solutions developed either by us or our competitors;

●	changes in economic conditions, regulatory and policy developments;

●	general credit markets conditions and their impact on our liquidity and ability to access funding;

●	the ongoing impact of the COVID-19 pandemic on the lending and financial services markets we serve;

●	our brand strength relative to our competitors; and

●	competition over highly skilled personnel in the technology industry.

We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, particularly with respect to financial services products similar to ours, significantly greater financial, technical, marketing and other resources and a larger customer base than we do. This allows them, among other things, to potentially offer more competitive pricing or other terms or features, a broader range of financial products or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in customer preferences. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or ability to capitalize on new market opportunities.

We currently compete at multiple levels with a variety of competitors, including:

●	traditional banks and credit unions;

●	new entrants obtaining banking licenses;

●	other non-bank digital providers that white label regulated products, offering banking-related services;

●	specialty finance and other non-bank providers, offering consumer lending-related products or advances; and

●	online wealth management platforms, such as robo-advisors, offering consumer investment services.

We compete with traditional banks for many of the services we offer. Because we do not currently control a bank or a bank holding company, we are subject to regulation by a variety of state and federal regulators across our products and services and we rely on MetaBank to provide banking accounts and debit cards to our customers. This regulation by federal, state and local authorities increases our compliance costs, particularly for our lending business, as we navigate multiple regimes with different examination schedules and processes, varying disclosure requirements and at times conflicting consumer protection laws. In addition, our ability to compete may be hampered in certain states where the amount of interest we are permitted to charge customers is capped and we are consequently unable to make loans to all the customers that we believe may be qualified but to whom we cannot offer the appropriate risk-adjusted margin.

Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our net revenue and results of operations could be adversely affected if we, for example, increase marketing expenditures or make other expenditures. Competitive pressures could also result in us reducing the amounts we charge for our various products and services, such as reducing the annual percentage rate on the loans we originate, or incurring higher customer acquisition costs, and could make it more difficult for us to grow our financial services product offerings in both number and volume for new as well as existing customers. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.

In addition, our subsidiary, MALKA, faces competition from others in the digital content creation industry and media companies. MALKA’s current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect MALKA’s competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can. MALKA’s operating results may suffer if its digital content is not appropriately timed with market opportunities, or if its digital content is not effectively brought to market. As technology continues to develop, MALKA may be forced to compete in different ways and expend significant resources in order to remain competitive. If MALKA’s competitors are more successful than MALKA is in developing compelling content or in attracting and retaining clients, MALKA’s revenues and operating results could be adversely affected.

Demand for our products or services may decline if we do not continue to innovate or respond to evolving technological or other changes.

We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions and competition based on pricing and other differentiators. We rely on our proprietary technology to make the MoneyLion platform available to customers, to service customers and to introduce new products. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline the MoneyLion platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior customer experience, customers’ demand for our products may decrease and our growth and operations may be harmed. Participants in our industry also compete on price, and our ability to meet the demand of our customers in this respect could affect our ability to maintain demand for our products and services.

In addition, our subsidiary, MALKA, provides digital media and content production services to clients in entertainment, sports, gaming, live streaming and other sectors. To the extent that MALKA is unable to successfully innovate and provide superior services to its clients, these actions could reduce demand for certain services provided by MALKA, which could have an adverse effect on our results of operations and financial position.

Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business and negatively impact our results of operations.

We have and will continue to evaluate and consider strategic transactions, combinations, acquisitions, dispositions or alliances, or other entries into new businesses. These transactions, including the recently completed acquisitions of MALKA and Even Financial, could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be successful in negotiating favorable terms and/or consummating the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Any strategic transaction, combination, acquisition, disposition or alliance we have entered into, including the recently completed acquisitions of MALKA and Even Financial, or may enter into in the future will involve risks encountered in business relationships, including:

●	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;

●	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

●	difficulties in retaining, training, motivating and integrating key personnel;

●	diversion of management’s time and resources from our normal daily operations;

●	difficulties in successfully incorporating licensed or acquired technology and rights into our platform;

●	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

●	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

●	risks of entering markets in which we have no or limited direct prior experience;

●	regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;

●	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

●	failure to successfully further develop the acquired technology;

●	liability for activities of the acquired or disposed of business before the acquisition or disposition, including patent and trademark infringement claims, violations of laws, regulatory actions, commercial disputes, tax liabilities and other known and unknown liabilities;

●	difficulty in separating assets and replacing shared services;

●	assumption of exposure to performance of any acquired loan portfolios;

●	potential disruptions to our ongoing businesses; and

●	unexpected costs and unknown risks and liabilities associated with strategic transactions.

We may not make any transactions, combinations, acquisitions, dispositions or alliances, or any such transactions, combinations, acquisitions, dispositions or alliances may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated costs or may not otherwise result in the intended benefits. It may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.

Our recent acquisitions of MALKA and Even Financial include both cash consideration and issuance of equity. Any future transactions, combinations, acquisitions, dispositions or alliances may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness.

We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. Even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. For example, we may not be successful in completing the integration of the MALKA business or the Even Financial business with our business. We expect that completing the integration process for each acquisition will require significant additional time and resources, and we may not be able to manage the process successfully. It is possible that we will experience disruption of our, MALKA’s or Even Financial’s ongoing businesses.

In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable. Further, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose us to ongoing obligations and liabilities.

Because we rely on third parties to provide services, we could be adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

We depend on certain key third-party partners, service providers and vendors for certain products and services. The success of our business depends in part on our ability to work with a bank partner, currently MetaBank, to provide our customers with deposit accounts and debit cards facilitated through our platform. We are also dependent on our relationship with DriveWealth, a third-party broker-dealer partner, which provides brokerage and related services for the investment accounts facilitated through our platform, as well as with Zero Hash, a third-party digital asset settlement provider, which provides certain digital currency-related products and services to our customers. Any changes in these relationships or loss of these partners could degrade the functionality of our products and services, impose additional costs or requirements or give preferential treatment to competitors’ services, including their own services, and materially and adversely affect usage of our products and services. In the event our agreements with these third parties are terminated, or if upon their expiration we are unable to renew the contracts on terms favorable to us, or at all, it may be difficult for us to replace these services, which may adversely affect our operations and profitability. Some of these organizations and third-party service providers provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.

In addition, we rely on relationships with third-party partners to obtain and maintain customers. Our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these relationships on terms that are commercially reasonable to us, or at all.

Our systems and operations or those of our third-party service providers could be exposed to damage or interruption from, among other things, financial insolvency, bankruptcy, contractual default, or adverse regulatory changes. In addition, we may be unable to renew our existing contracts with our most significant third-party relationships, MetaBank and DriveWealth, or they may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of these third-party providers to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability.

If we fail to comply with the applicable requirements of our third-party partners, they could seek to suspend or terminate our accounts, which could adversely affect our business.

We rely on agreements with MetaBank, DriveWealth, Zero Hash and other third-party providers to provide deposit accounts, debit card services, investment advisory services and cryptocurrency-related services. These agreements and corresponding regulations governing banks and financial institutions may give them substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for customers and require us to comply with certain legal requirements. Our financial institution partners’ discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Without these relationships, we would not be able to service our deposit accounts, debit cards, investment accounts and cryptocurrency accounts, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements.

We rely on third-party service providers for payment processing and other functions that are important to our operations. The loss of those service providers could materially and adversely affect our business, results of operations and financial condition. Additionally, if a third-party service provider fails to comply with legal or regulatory requirements or otherwise to perform these functions properly, our business may be adversely affected.

We rely on third-party service providers to perform various functions relating to our business, including underwriting, fraud detection, marketing, operational functions, cloud infrastructure services, information technology and telecommunications, and, because we are not a bank and cannot belong to or directly access the ACH payment network, ACH processing and debit card payment processing. While we oversee these service providers to ensure they provide services in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.

Additionally, if one or more key third-party service providers were to cease to exist, to become a debtor in a bankruptcy or an insolvency proceeding or to seek relief under any debtor relief laws or to terminate its relationship with us, there could be delays in our ability to process payments and perform other operational functions for which we are currently relying on such third-party service provider, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms. As a result of any such delay or inability to replace such key third-party service provider, our ability to process payments and perform other business functions could suffer and our business, cash flows and future prospects may be negatively impacted.

A significant change in consumer confidence in our products and services or adverse publicity concerning us, our business or our personnel could negatively impact our business.

We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services, retaining existing customers on our platform and expanding our base of customers.

Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, secure and innovative products and services, the effectiveness of our marketing efforts, the experience of existing customers and our ability to maintain trust and remain a leading financial services platform. We may introduce, or make changes to, features, products, services, privacy practices or terms of service that customers do not like, which may materially and adversely affect our brand. Our efforts to build our brand have involved significant expense, and we expect to increase our marketing spend in the near term. Our brand promotion activities, including efforts and initiatives to create personalized content using MALKA’s digital media and content production services, may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect and enforce trademark and other intellectual property protection for our brand. If we fail to successfully promote, protect and maintain our brand or if we incur excessive expenses in this effort, we may lose our existing merchants and customers to our competitors or be unable to attract new merchants and customers. Any such loss of existing merchants or customers, or inability to attract new merchants or customers, would have an adverse effect on our business and results of operations.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or misuse of PII, compliance failures and claims, litigation and other claims, misconduct by our partners or other counterparties or any other negative publicity concerning our company or key personnel, including management and MALKA’s content creators. We have been, from time to time and may in the future be, the target of incomplete, inaccurate and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services.

Any negative publicity relating to the individuals or entities that we employ or contract with or that otherwise represent our company, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination or other misconduct, as well as any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our customers with our products or services, could result in significant media attention, even if not directly relating to or involving MoneyLion. This could also have a negative impact on our reputation, potentially resulting in termination of contracts, our inability to attract new customer or client relationships or the loss or termination of such employees’ services. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

Companies periodically review and change their advertising and marketing business models and relationships. If MALKA, our wholly-owned subsidiary, is unable to remain competitive or retain key clients, its business and results of operations and financial position may be adversely affected.

From time to time, MALKA’s clients put their advertising and marketing business up for competitive review. Key competitive considerations for retaining existing business and winning new business include the quality and effectiveness of the advertising and marketing services that MALKA offers and the content that it produces, actions taken by MALKA’s competitors to enhance their offerings, whether MALKA meets the expectations of its customers, its ability to efficiently serve clients, particularly large international clients, on a broad geographic basis and a number of other factors. To the extent that MALKA is not able to remain competitive or retain key clients, its revenue may be materially adversely affected, which could have an adverse effect on our results of operations and financial position. In addition, many factors can affect corporate spending, including economic conditions, changes in tax rates and tax laws and inflation, and any reduction in client spending or a delay in client payments could significantly impact MALKA’s operating results. While corporate spending may decline at any time for reasons beyond our or MALKA’s control, the risks associated with MALKA’s business become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising.

If the information provided to us by customers is incorrect or fraudulent, we may misjudge a customer’s qualifications to receive our products and services and our results of operations may be harmed and could subject us to regulatory scrutiny or penalties.

Our decisions to provide many of our products and services to our customers are based partly on information customers provide to us or authorize us to receive. To the extent that these customers provide information to us in a manner that we are unable to verify, our decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including consumer reporting agencies, is a component of our credit decisions and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and results of operations.

In addition, we use identity and fraud prevention tools to analyze data provided by external databases to authenticate each applicant’s identity. From time to time, these checks have failed and there is a risk that these checks could fail in the future, and fraud, which may be significant, may occur. We may not be able to recoup funds underlying loans or associated with our other services made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.

Many of our investment advisory customers are first-time investors and our revenues could be reduced if these customers stop investing altogether or stop using our platform for their investing activities.

Our business model focuses on making the financial markets accessible to a broad demographic of retail investors. In each of the years ended December 31, 2020 and 2019, over half of our customers for the applicable period were first-time investors. Our success, and our ability to increase revenues and operate profitably, depends in part on such customers continuing to utilize our platform, even as global social and economic conditions shift. However, our customers do not have long-term contractual arrangements with us and can utilize our platform on a transaction-by-transaction basis and may also cease to use our platform at any time or use a competitor’s platform. We may face particular challenges in retaining these investors as customers, for example as a result of a return to pre-COVID-19 behaviors, increased volatility in the financial markets or increasing availability of competing products that seek to target the same demographic. In particular, a broad decline or volatility in the equity or other financial markets could result in some of these investors exiting the markets and leaving our platform. Any significant loss of these customers or a significant reduction in their use of our platform could have a material impact on our investment volumes and revenues, and materially adversely affect our business, financial condition and results of operations.

If loans and other receivables originated through our platform do not perform, or significantly underperform, we may incur financial losses on the receivables we originate or lose the confidence of our financing sources.

Any significant underperformance of the loans and other receivables facilitated through our platform, especially if they underperform compared to those generated by our competitors, may adversely impact our relationship with our funding sources and result in their loss of confidence in us, which could lead to the termination of our existing funding arrangements. Any requirement that we increase the amount of receivables we hold on our balance sheet due to a decrease or termination by our funding sources in their investments in our credit products and other consumer receivables could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Borrowers may prepay a loan at any time without penalty, which could reduce our revenue and limit our ability to obtain financing for our lending operations.

A borrower may decide to prepay all or a portion of the remaining principal amount on a loan at any time without penalty. If the entire or a significant portion of the remaining unpaid principal amount of a loan is prepaid, we would receive significantly lower interest associated with such prepaid loan. Prepayments may occur for a variety of reasons, including if interest rates decrease after a loan is made. If a significant volume of prepayments occurs, the amount of our servicing fees would decline, which could harm our business and results of operations. Our data-driven models are designed to predict prepayment rates. However, if a significant volume of prepayments occur that our models do not accurately predict, returns targeted by our financing sources in our loan funding programs would be adversely affected and our ability to attract new investors would be negatively affected.

We service all of the loans and advances we originate. A failure by us to service loans or advances properly could result in lost revenue and negatively impact our business and operations or subject us to regulatory scrutiny or penalties.

We service all of the loans and advances we originate. Any failure on our part to perform functions related to our servicing activities to properly service our loans or advances could result in a significant decrease in the amount of loans or advances we service and therefore adversely impact the amount of revenue generated from interest income.

We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

To support the origination of loans and other receivables on our platform and the growth of our business, we must maintain a variety of funding arrangements. If we are unable to maintain access to, or expand, our funding arrangements, our business, results of operations, financial condition and future prospects could be materially and adversely affected.

We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time and depends on the availability of such funding arrangements. For example, disruptions in the credit markets or other factors, such as the impact of the COVID-19 pandemic, could adversely affect the availability, diversity, cost and terms of our funding arrangements. The broad impact of COVID-19 on the financial markets has created uncertainty and volatility in many funding markets and with many funding sources. In addition, our funding sources may reassess their exposure to our industry and either curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access our funding.

In addition, there can be no assurances that we would be able to extend or replace our existing funding arrangements at maturity, on reasonable terms or at all. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly. Further, as the volume of loans and other receivables facilitated through our platform increases, we may require the expansion of our funding capacity under our existing funding arrangements or the addition of new sources of capital. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control.

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of the loans prior to their scheduled maturity. Certain of these covenants and restrictions limit our and our subsidiaries’ ability to, among other things: incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates. Our senior credit facility also contains certain financial maintenance covenants that require us and our subsidiaries to maintain a certain income level each quarter, and to maintain a minimum level of unrestricted cash while any borrowings under the senior credit facility are outstanding.

In the event of a sudden or unexpected shortage of funds in the financial system, we may not be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term or size of funding instruments, and/or the liquidation of certain assets. In such a case, if we are unable to arrange new or alternative methods of financing on favorable terms, we would have to reduce our transaction volume, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

We may be unsuccessful in managing the effects of changes in the cost of capital on our business.

In the future, we may seek to access the capital markets to obtain capital to develop new technologies, expand our business, respond to competitive pressures and make acquisitions. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. However, our future access to the capital markets and ability to obtain debt or equity funding could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, our credit rating, investor interest or overall business or industry prospects, our share price, interest rates, adverse regulatory changes, a disruption to or volatility or deterioration in the state of the capital markets, or a negative bias toward our industry by market participants. Due to the negative bias toward our industry, certain financial institutions have restricted access to available financing by participants in our industry, and we may have more limited access to institutional capital than other businesses. Future prevailing capital market conditions and potential disruptions in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. In addition, our share price has been and may continue to be volatile and any limitation on market liquidity or reduction in the price of MoneyLion Class A Common Stock, including as a result of a delisting of our securities from a national exchange, could have a material adverse effect on our ability to raise capital on terms acceptable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. In addition, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties, which in turn could have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our existing debt, including our possible inability to service our existing debt, would increase.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.

Our success significantly depends on the continued service of our senior management team, including Diwakar (Dee) Choubey, our Co-Founder and Chief Executive Officer, and Rick Correia, our Chief Financial Officer, and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization.

Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, particularly in New York where our headquarters is located. We have experienced, and expect to continue to face, difficulty identifying and hiring qualified personnel in many areas and may also encounter difficulties in retaining key employees of acquired companies, especially as we pursue our growth strategy. Further, as a result of the COVID-19 pandemic, a large and increasing number of companies have adopted permanent work-from-home policies, which further increases the challenges associated with hiring and retaining qualified personnel. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation and salary structure and policies. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial and marketing personnel.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements. While we are in the process of training their replacements, the quality of our services and our ability to serve our customers could decline, resulting in an adverse effect on our business.

Increases in the costs of content may have an adverse effect on MALKA’s business, financial condition and results of operations.

The success of the business of our subsidiary, MALKA, is dependent in part on its ability to produce popular content. The production of such content depends on MALKA’s ability to retain its content creators. As MALKA’s business develops, MALKA may incur increasing revenue-sharing costs to compensate its content creators for producing original content. MALKA relies on its team to generate creative ideas for original content and to supervise the original content origination and production process, and MALKA intends to continue to invest resources in content production. If MALKA is not able to compete effectively for talent or attract and retain top influencers at reasonable costs, MALKA’s original content production capabilities would be negatively impacted.

Our engineering and technical development teams are based primarily in Malaysia, which could be adversely affected by changes in political or economic stability or by government policies.

Our engineering and technical development teams operate a foreign office in Malaysia, which is subject to relatively higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we had to curtail or cease operations in Malaysia and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Our ability to collect payments on our financial products and services and maintain accurate accounts may be adversely affected by computer malware, social engineering, phishing, physical or electronic break-ins, undetected technical errors, bugs and similar disruptions.

The automated nature of our platform may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. It is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan or payments relating to our other products and services. Security breaches could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections on fees and other amounts from our customers.

Additionally, if hackers were able to access our secure files, they might be able to gain access to the personal information of our customers. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of customers, all of which may negatively affect our business.

Our platform and internal systems, and those of third parties upon whom we rely, rely on software that is highly technical, and if it contains undetected technical errors, our business could be adversely affected.

Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage high volumes of data. The software upon which we rely may from time to time contain undetected technical errors or bugs. Some technical errors or bugs may only be discovered after the code has been released for external or internal use. Technical errors or other design defects within the software upon which we rely may result in failure to accurately predict a loan applicant’s creditworthiness or the suitability of other applicants for our other products and services, failure to comply with applicable laws and regulations, approval of sub-optimally priced loans, incorrectly displayed interest rates or other fees to borrowers and other customers, or incorrectly charged interest or fees to borrowers and other customers, third-party partners or institutional investors, failure to detect fraudulent activity on our platform, our inability to accurately evaluate potential customers, a negative experience for customers or third-party partners, delayed introductions of new features or enhancements or failure to protect customer data, our intellectual property or other sensitive data or proprietary information. Any technical errors, bugs or defects discovered in the software upon which we rely could result in harm to our reputation, loss of customers or bank partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

Some aspects of our business processes include open-source software, which poses risks that could have a material and adverse effect on our business, financial condition and results of operations. In addition, any failure to comply with the terms of one or more of these open-source licenses could negatively affect our business.

We incorporate open-source software into processes supporting our business and anticipate using open-source software in the future. Such open-source software may include software covered by licenses like the GNU General Public License and the Apache License. The terms of various open-source licenses to which we are subject have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems, limits our use of the software, inhibits certain aspects of our systems and negatively affects our business operations.

Some open-source licenses contain requirements that we make source code modifications or derivative works we create publicly available or make available on unfavorable terms or at no cost, based upon the type of open-source software we use.

While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms are often ambiguous. We may face claims from third parties claiming ownership of, or demanding the release or license of, modifications or derivative works that we have developed using such open-source software (which could include our proprietary source code or artificial intelligence (“AI”) models), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and if portions of our proprietary AI models or software are determined to be subject to an open-source license, or if the license terms for the open-source software that we incorporate change, we could be required to publicly release all or affected portions of our source code, purchase a costly license, cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. In addition, the re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.

In addition to risks related to license requirements, the use of certain open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, controls or other contractual protections regarding infringement claims or the quality of the origin of the software. There is little legal precedent in this area, and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open-source software. Any of these risks associated with the use of open-source software could be difficult to eliminate or manage, and if not addressed, could materially and adversely affect our business, financial condition and results of operations.

Systems defects, failures or disruptions, including events beyond our control, and resulting interruptions in the availability of our websites, applications, products, or services could harm our business, harm our reputation, result in significant costs to us, decrease our potential profitability and expose us to substantial liability.

We use vendors, such as our cloud computing web services provider, account transaction and card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing customers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, unauthorized access, sabotage, acts of vandalism, military actions, negligence, human errors, fraud, spikes in platform use and denial of service issues, hardware failures, improper operation, cyberattacks, data loss, wars and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all.

In addition, our platform is accessed by many customers, often at the same time. As we continue to expand the number of our customers, and products and services available through our platform, we may not be able to scale our technology to accommodate the increased capacity requirements. The failure of data centers, internet service providers or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreements, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our customers, prevent our customers from accessing their accounts, damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, cause the loss of critical data, prevent us from supporting our platform, products or services or cause us to incur additional expense in arranging for new facilities and support or otherwise harm our business and also harm our reputation.

In addition, we source certain information from third parties. For example, our risk-scoring model is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties, including consumer reporting agencies. In the event that any third party from which we source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability to score and decision loan applications and applications for our other products and services through our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

To the extent we use or are dependent on any particular third-party data, technology, or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of our products, services, or features available in our products or services.

In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. Furthermore, prolonged interruption in the availability, or reduction in the speed or other functionality, of our platform, products or services could materially harm our reputation and business. Any of the foregoing could prevent us from processing transactions or posting payments on our platform, damage our brand and reputation, divert the attention of our employees, reduce our revenue, subject us to liability and cause customers to abandon our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition and future prospects.

Real or perceived inaccuracies in our key operating metrics may harm our reputation and negatively affect our business.

We track certain key operating metrics such as total payment volume, Total Originations and Total Customers (each as defined herein) with internal systems and tools that are not independently verified by any third party. While the metrics presented in this Annual Report on Form 10-K are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the key operating metrics we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

We have a history of losses and may not achieve profitability in the future.

Our net losses were $164.9 million and $41.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had a total accumulated deficit of $465.3 million. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows in future periods in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology and new products and services in order to enhance our brand recognition and our value proposition to our customers, and these additional costs will create further challenges to generating near-term profitability. We also expect general and administrative expenses to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses and not achieve future profitability or, if achieved, be unable to maintain such profitability, due to a number of reasons, including the risks described in “Risk Factors” herein, unforeseen expenses, difficulties, complications and delays and other unknown events.

Risks Relating to Financial Regulation

Our business is subject to extensive regulation, examination and oversight in a variety of areas, including registration and licensing requirements under federal, state and local laws and regulations.

We are subject to extensive regulation, supervision and examination under United States federal and state laws and regulations. Regulators have broad discretion with respect to the interpretation, implementation and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediations, increased compliance costs and limits or prohibitions on our ability to offer certain products or services or to engage in certain activities. Any failure or perceived failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially and adversely affect our business. In addition, to the extent that we undertake actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.

We are subject to the regulatory and enforcement authority of the CFPB, which oversees compliance with federal consumer financial protection laws. In addition, if the CFPB were to expand its supervisory authority by promulgating new regulations, it is possible that the CFPB could be permitted to conduct periodic examination of our business, which may increase our risk of regulatory or enforcement actions. Further, we are regulated by many state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by state governmental authorities.

In addition, our wholly-owned subsidiary, ML Wealth, is registered as an investment adviser under the Advisers Act and is subject to regulation by the SEC. The Advisers Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on agency cross and principal transactions between an adviser and its advisory clients and other detailed operating requirements, as well as general fiduciary obligations. We also have a wholly-owned subsidiary, MoneyLion Securities LLC, which is a broker-dealer and is therefore registered with the SEC and a member of FINRA. Although we do not currently engage in any business activity through MoneyLion Securities LLC, as a broker-dealer, it is subject to SEC and FINRA rules and regulations.

We are also subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could result in civil money penalties and fines, customer remediations, increased compliance costs, damage to our reputation and brand and limits or prohibitions of our ability to offer certain products and services or engage in certain business practices. Further, in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body.

The legal and regulatory regimes governing certain of our products and services are uncertain and evolving. Changing laws, regulations, interpretations or regulatory enforcement priorities may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered and ability to compete.

We are required to comply with constantly changing federal, state and local laws and regulations that regulate, among other things, the terms of the loans and other consumer receivables that we originate and the associated fees that may be charged. Federal and state regulators of consumer financial products and services are also enforcing existing laws, regulations and rules more aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Changes in the laws, regulations and enforcement priorities applicable to our business could have a material impact on our business model, operations and financial position.

Such laws and regulations are complex and require us to incur significant expenses and devote significant management attention to ensure compliance. In addition, our failure to comply (or to ensure that our agents and third-party service providers comply) with these laws or regulations may result in litigation or enforcement actions, the penalties for which could include: revocation of licenses and registrations; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by our customers; modification of the original terms of loans and other products, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans or other amounts owed by our customers; and indemnification claims. Such consequences could, among other things, require changes to our business practices and scope of operations or harm our reputation, which in turn, could have a material adverse effect on our results of operations, financial condition or business.

State attorneys general have indicated that they will take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB.

Further, we may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations or criminal or civil sanctions, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact the results of our operations. New laws or regulations also require us to incur significant expenses to ensure compliance. As compared to our competitors, we could be subject to more stringent state or local regulations or could incur marginally greater compliance costs as a result of regulatory changes.

Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect our operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our operating environment. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implemented regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.

In addition, we expect to continue to launch new products and services in the coming years, which may subject us to additional legal and regulatory requirements under federal, state and local laws and regulations, but which we expect to be similar to the legal and regulatory regimes to which we are already subject.

New laws, regulations, policies or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter its relationships with customers, affect retention of key personnel or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources or devote significant management attention in order to make any necessary changes and could adversely affect our business.

The regulatory regime governing blockchain technologies and digital assets is uncertain, and new regulations or policies may alter our business practices with respect to digital assets.

We currently offer certain cryptocurrency-related products and services available to our customers through Zero Hash. The Zero Hash entities are registered as money services businesses and have the necessary state-level licenses for engaging in digital assets activities where the Zero Hash services are offered. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. Treatment of virtual currencies continues to evolve under federal and state law. Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission, (the “CFTC”), the Internal Revenue Service (the “IRS”) and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating virtual currency as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of digital assets. The CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. To the extent that virtual currencies are deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”), we may be subject to additional regulation under the CEA and CFTC regulations.

As blockchain technologies and digital assets business activities grow in popularity and market size, and as new digital assets businesses and technologies emerge and proliferate, foreign, federal, state and local regulators revisit and update their laws and policies, and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.

States may require that we obtain licenses that apply to blockchain technologies and digital assets.

Under the terms of our agreement with Zero Hash, we are not directly involved in any cryptocurrency transactions or the exchange of fiat funds for cryptocurrency at or through Zero Hash, and therefore, we do not currently expect to be subject to money services business, money transmitter licensing, or other licensing or regulatory requirements specific to transactions relating to virtual currencies. However, state and federal regulatory frameworks around virtual currencies continue to evolve and are subject to interpretation and change, which may subject us to additional licensing and other requirements.

In the case of virtual currencies, state regulators such as the NYSDFS have created regulatory frameworks. For example, in July 2014, the NYSDFS proposed the first U.S. regulatory framework for licensing participants in virtual currency business activity. The regulations, known as the “BitLicense”, are intended to focus on consumer protection. The NYSDFS issued its final BitLicense regulatory framework in June 2015. The BitLicense regulates the conduct of businesses that are involved in virtual currencies in New York or with New York customers and prohibits any person or entity involved in such activity from conducting such activities without a license. The Zero Hash entities do not currently hold BitLicenses but they are in the process of obtaining it; therefore we do not currently offer cryptocurrency-related products to our New York customers but we expect to do so in the future.

Other states may adopt similar statutes and regulations which will require us or our partners to obtain a license to conduct digital asset activities. Effective August 1, 2020, Louisiana adopted the Virtual Currency Business Act, which requires an operator of a virtual currency business to obtain a virtual currency license to conduct business in Louisiana, and the Louisiana Office of Financial Institutions issued related guidance in December 2021. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as Alabama, North Carolina and Washington, have amended their state’s statutes to include virtual currencies in existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities. The Zero Hash entities are money transmitters or the equivalent in a majority of states and the District of Columbia.

It is likely that, as blockchain technologies and the use of virtual currencies continues to grow, additional states will take steps to monitor the developing industry and may require us or our regulated partners to obtain additional licenses in connection with our virtual currency activity.

If loans made by our lending subsidiaries are found to violate applicable state interest rate limits or other provisions of applicable state lending and other laws, it could adversely affect our business, results of operations, financial condition and future prospects.

We have 37 subsidiaries through which we conduct our consumer lending business. These entities originate loans pursuant to state licenses or applicable exemptions under state law. The loans we originate are subject to state licensing or exemption requirements and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities and loan term lengths. If the loans we originate were deemed subject to and in violation of certain state consumer finance or other laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, results of operations, financial condition and future prospects.

If we operate without having obtained necessary state or local licenses, it could adversely affect our business, results of operations, financial condition and future prospects.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing or other approval for consumer debt collection or servicing and/or purchasing or selling consumer loans. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of some consumer financial licensing laws to our platform and the related activities it performs is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation activities. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans facilitated through our platform could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on the enforceability or collectability of the loans facilitated through our platform.

The highly regulated environment in which our third-party financial institution partners operate may subject us to regulation and could have an adverse effect on our business, results of operations, financial condition and future prospects.

Our third-party partners are subject to federal and state supervision and regulation. Federal regulation of the banking and investment industries, along with tax and accounting laws, regulations, rules and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. Regulatory requirements affect our third-party partners’ banking, investment and virtual currency practices, among other aspects of their business, and restrict transactions between us and our third-party partners. These requirements may constrain the operations of our third-party partners, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on our business and the businesses of our third-party partners.

In choosing whether and how to conduct business with us, current and prospective third-party partners can be expected to take into account the legal, regulatory and supervisory regime that applies to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our current and prospective third-party partners.

Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of our third-party partners’ assets. If any regulatory agency’s assessment of the quality of our third-party partners’ assets, operations, lending practices, investment practices or other aspects of their business changes, it may reduce our third-party partners’ earnings, capital ratios and share price in such a way that affects our business.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable state and federal laws, regulations and interpretations, including enforcement policies and accounting principles, have been subject to significant changes in recent years, and may be subject to significant future changes. We cannot predict with any degree of certainty the substance or effect of pending or future legislation or regulation or the application of laws and regulations to our current and prospective third-party partners. Future changes may have an adverse effect on our current and prospective third-party partners and, therefore, on us.

Risks Relating to Cybersecurity

The collection, processing, use, storage, sharing and transmission of PII and other sensitive data are subject to stringent and changing state, federal and international laws, regulations and standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.

In the course of our operations and the processing of transactions, we collect, process, store, disclose, use, share and/or transmit a large volume of PII and other sensitive data from current, past and prospective customers as well as our employees in and across multiple jurisdictions. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. There are federal, state and foreign laws and regulations regarding privacy, data security and the collection, processing, use, storage, protection, sharing and/or transmission of PII and sensitive data. For example, the GLBA (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA grants additional consumer rights with respect to data privacy in California. The CCPA, among other things, entitles California residents to know how their PII is being collected and shared, to access or request the deletion of their PII and to opt out of certain sharing of their PII. The CCPA is subject to further amendments pending certain proposed regulations that are being reviewed and revised by the California Attorney General. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of PII. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. We cannot predict the impact of the CCPA on our business, operations or financial condition, but it could result in liabilities and/or require us to modify certain processes or procedures, which could result in additional costs.

Additionally, the CPRA was passed in November 2020. Effective in most material respects starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding customers’ rights with respect to certain sensitive PII. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

We expect more states to enact legislation similar to the CCPA and the CPRA, which provide customers with new privacy rights and increase the privacy and security obligations of entities handling certain PII of such customers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Virginia, which signed such legislation, the Virginia Consumer Data Protection Act (“VCDPA”), into law on March 2, 2021 with an effective date of January 1, 2023. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (the “CoPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). The CoPA is set to take effect on July 1, 2023. The VCDPA, CoPA and such other proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Additionally, our investment adviser, ML Wealth, and broker-dealer, MoneyLion Securities LLC, are subject to SEC Regulation S-P, which requires that businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights.

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our customers or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected customers or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party service providers with which we share customer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition and results of operations.

Cyberattacks and other security breaches or disruptions suffered by us or third parties upon which we rely could have a materially adverse effect on our business, harm our reputation and expose us to public scrutiny or liability.

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our customers and prospective customers, including data provided by and related to customers and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers that require us to share consumer information. Although we devote resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to actual or threatened external or internal security breaches, acts of vandalism, theft, fraud or misconduct on the part of employees, other internal sources or third parties, computer viruses, phishing attacks, internet interruptions, disruptions or losses, misplaced or lost data, ransomware, unauthorized encryption, denial-of-service attacks, social engineering, unauthorized access, spam or other attacks, natural disasters, fires, terrorism, war, telecommunications or electrical interruptions or failures, programming or human errors or malfeasance and other similar malicious or inadvertent disruptions or events. We and our third-party service providers from time to time have experienced and may in the future continue to experience such instances. For example, during the third quarter of 2021, we experienced a customer account takeover incident where an unknown third party(ies) utilized password and other customer credentials found outside of MoneyLion to successfully gain access to MoneyLion customer accounts. In some cases, the bad actors facilitated unauthorized financial transactions. Our investigation to date shows no signs that our systems were actually breached by the bad actors, and we have compensated and made whole the customers whose accounts were accessed and financially impacted. We also worked with our banking partners and advisors to provide notices to affected customers and relevant regulators, and expect to incur total costs and expenses associated with the incident that are immaterial to our financial statements and operations. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in legal claims or proceedings, result in significant legal and financial exposure, supervisory liability under U.S. federal or state, or non-U.S. laws regarding the privacy and protection of information, including PII, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.

Information security risks in the financial services industry have increased recently, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. In addition to cyberattacks and other security breaches involving the theft of sensitive and confidential information, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We and our third-party service providers may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used to sabotage or to obtain unauthorized access to our or our third-party service providers’ technology, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. We also may fail to detect the existence of a security breach related to the information of our customers and to prevent or detect service interruption, system failure or data loss. Further, as the current COVID-19 pandemic continues to result in a significant number of people working from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our customers and third-party service providers. We cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. In addition, there recently have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by customers, which could also intensify regulatory focus, cause customers to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.

Most jurisdictions (including all 50 states) have enacted laws requiring companies to notify individuals, regulatory authorities and/or others of security breaches involving certain types of data. In addition, our agreements with certain partners and service providers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers, partners and service providers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes PII of our customers may pose similar risks.

A security breach may also cause us to breach customer contracts. Our agreements with certain partners and service providers may require us to use industry-standard or reasonable measures to safeguard PII. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard PII. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our customer agreements may not limit our remediation costs or liability with respect to data breaches.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our technology, systems, networks or physical facilities, or those of our third-party service providers, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or technology capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of PII was disrupted, we could incur significant liability, or our technology, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

While we maintain cybersecurity insurance, we may not have adequate insurance coverage with respect to liabilities that result from any cyberattacks or other security breaches or disruptions suffered by us or third parties upon which we rely. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

While we take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of our products and services or subject us to scrutiny or penalties.

There is risk of fraudulent activity associated with our platform, customers, service providers and third parties handling consumer information. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. The level of fraud-related charge-offs on the loans and other products and services facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase. Significant amounts of fraudulent cancellations or chargebacks could adversely affect our business or financial condition. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity and the erosion of trust from our customers, and could materially and adversely affect our business, results of operations, financial condition, future prospects and cash flows.

Risks Relating to Intellectual Property

We may be unable to sufficiently obtain, maintain, protect or enforce our intellectual property and other proprietary rights, which could reduce the value of our platform, products, services and brand, impair our competitive position and cause reputational harm.

Intellectual property and other proprietary rights are important to the success of our business. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology, and to obtain licenses to use the intellectual property and proprietary rights of others. We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and contractual rights to protect our intellectual property and other proprietary rights. We own the domain name rights for moneylion.com, and, as of December 31, 2021, we owned 22 registered trademarks and four trademark applications in the United States. Nonetheless, the steps we take to obtain, maintain, protect and enforce our intellectual property and other proprietary rights may be inadequate and, despite our efforts to protect these rights, unauthorized third parties, including our competitors, may duplicate, mimic, reverse engineer, access, obtain, or use the proprietary aspects of our technology, processes, products, or services without our permission, thereby impeding our ability to promote our platform and possibly leading to customer confusion. Our competitors and other third parties may also design around or independently develop similar technology or otherwise duplicate or mimic our services or products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.

Our trademarks, trade names and service marks have significant value, and our brand is an important factor in the marketing of our services. We rely on, and intend to rely on, both registrations and common law protections for our trademarks. However, we may be unable to prevent competitors or other third parties from acquiring or using trademarks, service marks, or other intellectual property or other proprietary rights that are similar to, infringe upon, misappropriate, dilute, or otherwise violate or diminish the value of our trademarks and service marks and our other intellectual property and proprietary rights. The value of our intellectual property and other proprietary rights could diminish if others assert rights in or ownership of our intellectual property or other proprietary rights, or in trademarks or service marks that are similar to our trademarks or service marks. Additionally, if third parties succeed in registering or developing common law rights in such trademarks or similar trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our platform, products or services. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could adversely impact our business, financial condition and results of operations.

In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. In order to protect our proprietary information and technology, we rely in part on confidentiality and intellectual property assignment agreements with our employees and contractors involved in the development of material intellectual property for us, which require such individuals to assign such intellectual property to us and place restrictions on the employees’ and contractors’ use and disclosure of our confidential information. However, these agreements may not be self-executing, and we cannot guarantee that we have entered into such agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, know-how, or trade secrets owned or held by us. Individuals that were involved in the development of intellectual property for us or who had access to our intellectual property may make adverse ownership claims to our current and future intellectual property. Likewise, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting works of authorship, know-how and inventions. Moreover, our contractual arrangements may be insufficient, breached or may otherwise not effectively prevent disclosure of, or control access to, our confidential or otherwise proprietary information or provide an adequate remedy in the event of an unauthorized disclosure, which could cause us to lose any competitive advantage resulting from this intellectual property. The measures we have put in place may not prevent misappropriation, infringement, or other violation of our intellectual property, proprietary rights or information and any resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property or other proprietary rights or information from misappropriation, infringement or other violation by others, which is time-consuming and expensive, could cause a diversion of resources and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated. Our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims or countersuits are successful, it could diminish or we could otherwise lose valuable intellectual property and other proprietary rights. Furthermore, changes to U.S. or foreign intellectual property laws and regulations may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection, including for some of our unique business methods. Additionally, the laws of some foreign countries may not be as protective of intellectual property and other proprietary rights as those in the U.S., and the mechanisms for enforcement of intellectual property and other proprietary rights may be inadequate.

Furthermore, third parties may challenge, invalidate, or circumvent our intellectual property and proprietary rights, including through administrative processes or litigation. The legal standards relating to the validity, enforceability and scope of protection of intellectual property and other proprietary rights are uncertain and still evolving. Our intellectual property and other proprietary rights may not be sufficient to provide us with a competitive advantage and the value of our intellectual property and other proprietary rights could also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction.

We may be sued by third parties for alleged infringement, misappropriation or other violation of their intellectual property or other proprietary rights which may be costly and may subject us to significant liability and increased costs of doing business.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties.

We may become involved in disputes from time to time concerning intellectual property or other proprietary rights of third parties, which may relate to our own proprietary technology, or to technology that we acquire or license from third parties, and we may not prevail in these disputes. Relatedly, competitors or other third parties may raise claims alleging that we, service providers or other third parties retained or indemnified by us, infringe on, misappropriate or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services. For example, there may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future technologies or products.

Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a claim of infringement, misappropriation or other violation against us may require us to spend significant amounts of time and other resources to defend against the claim (even if we ultimately prevail), pay significant money damages, make significant payments for legal fees, settlement payments or other costs, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, obtain a license, which may not be available on commercially reasonable terms or at all, to sell or use the relevant technology or redesign our allegedly infringing products or services, or functionality therein, to avoid infringement, misappropriation or other violations, which could be costly, time-consuming or impossible, rebrand our products and services and/or be prevented from selling some of our products or services if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights and/or limit the manner in which we use our brands. In addition, if a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our relevant products and technology capabilities or cease business activities related to such intellectual property. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations.

Some of the aforementioned risks of infringement, misappropriation or other violation, in particular with respect to patents, are potentially increased due to the nature of our business, industry and intellectual property portfolio. For instance, it has become common in recent years for certain third parties to purchase patents or other intellectual property assets for the sole purpose of making claims of infringement, misappropriation or other violation in an attempt to extract settlements from companies such as ours. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we can. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses may depend on the patents asserted, the interpretation of these patents or our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the U.S., issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We do not currently have a patent portfolio, which could prevent us from deterring patent infringement claims from competitors or other third parties and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we may have. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, any future patents we may have may provide little or no deterrence as we would not be able to assert them against such entities or individuals.

In addition to the previously mentioned impacts of intellectual property-related litigation, while in some cases a third party may have agreed to indemnify us for costs associated with intellectual property-related litigation, such indemnifying third party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of the MoneyLion Class A Common Stock. The occurrence of infringement and misappropriation claims may grow as the market for our platform and products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Any of the foregoing could adversely impact our business, financial condition and results of operations.

Our business and platform depend in part on intellectual property and proprietary rights and technology licensed from or otherwise made available to us by third parties. If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

Our business and our platform rely on technologies developed or licensed by third parties. These third-party software components may become obsolete, defective or incompatible with future versions of our services, relationships with the third-party licensors or technology providers may deteriorate or our agreements with the third-party licensors or technology providers may expire or be terminated. Additionally, some of these licenses or other grants of rights may not be available to us in the future on terms that are acceptable, or at all, or that allow our platform, products and services to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material and adverse effect on our business and results of operations. Furthermore, incorporating intellectual property or proprietary rights licensed from or otherwise made available to us by third parties on a non-exclusive basis in our products or services could limit our ability to protect the intellectual property and proprietary rights in our services and our ability to restrict third parties from developing, selling or otherwise providing similar or competitive technology using the same third-party intellectual property or proprietary rights.

We believe we have all the necessary licenses and other grants of rights from third parties to use technology and software that we do not own. A third party could, however, allege that we are infringing its rights, which may deter our ability to obtain licenses or other grants of rights on commercially reasonable terms from the third party, if at all, or cause the third party to commence litigation against us. Our failure to obtain necessary licenses or other rights, or litigation or claims arising out of intellectual property matters, may harm or restrict our business. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any such litigation or the failure to obtain any necessary licenses or other rights could adversely impact our business, financial position and results of operations.

Risks Relating to Legal and Regulatory Matters

Failure to comply with anti-money laundering, economic and trade sanctions regulations and similar laws could subject us to penalties and other adverse consequences.

We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the BSA and the USA PATRIOT Act of 2001. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing. These controls include procedures and processes to detect and report potentially suspicious transactions, perform consumer due diligence, respond to requests from law enforcement and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We are required to maintain this program under our agreements with our third-party partners, and certain state regulatory agencies have intimated they expect the program to be in place and followed. We cannot provide any assurance that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations we are required to comply with, and our failure to comply with these laws and regulations could result in a breach and termination of our agreements with our third-party partners or criticism by state governmental agencies, which would have a material adverse effect on our business, results of operations, financial condition and future prospects.

We have in the past, and continue to be, subject to inquiries, subpoenas, exams, pending investigations and enforcement matters by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to our business and results of operations.

The financial services industry is subject to extensive regulation under federal, state and applicable international laws. From time to time, we have been, and continue to be, subject to inquiries, subpoenas, pending investigations and enforcement matters by state and federal regulators and have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA, the CFPB or state regulators, by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. Any such claims or disciplinary actions that are decided against us could have a material impact on our financial results. For a discussion of specific legal and regulatory proceedings, inquiries and investigations, to which we are currently subject, please refer to Part I, Item 3 “Legal Proceedings.”

Unfavorable outcomes in legal proceedings may harm our business and results of operations.

We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. These claims, lawsuits and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, compliance, alleged federal and state securities and “blue sky” law violations or other investor claims and other matters. Due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to our loan products and other financial services we provide. For instance, our membership model and some of the products and services we offer are relatively novel and have been subject to limited regulatory scrutiny, but there has been, and may continue to be, increasing regulatory interest in and/or litigation challenging our membership model, our products or our services.

Any unfavorable results of pending or future legal proceedings may result in contractual damages, usury-related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated on our platform or other censure that could have a material adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

Although we currently maintain insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant liability that is uninsured or not fully insured may require us to pay substantial amounts. There can be no assurance that any current or future claims will not materially and adversely affect our business, financial position, results of operations and cash flows.

Changes in tax law and differences in interpretation of tax laws and regulations may adversely impact our financial statements.

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial condition and results of operations. Further, future changes to U.S. federal, state and local and non-U.S. tax laws and regulations could increase our tax obligations in jurisdictions where we do business or require us to change the manner in which we conduct some aspects of our business.

As the regulatory framework for artificial intelligence and machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.

The regulatory framework for artificial intelligence and machine learning technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the U.S., or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use artificial intelligence and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are now subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

The nature of our business is such that our financial statements involve a number of complex accounting policies, many of which involve significant elements of judgment, including determinations regarding the consolidation of variable interest entities, determinations regarding the fair value of derivative warrant liabilities and the appropriate classification of various items within our financial statements. The inherent complexity of these accounting matters and the nature and variety of transactions in which we are involved require that we have sufficient qualified accounting personnel with an appropriate level of experience and controls in our financial reporting process commensurate with the complexity of our business. While we believe we have sufficient internal accounting personnel and external resources and appropriate controls to address the demands of our business, we expect that the growth and development of our business will place significant additional demands on our accounting resources. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. As a public company, we are now subject to the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and will be required to provide an annual management report on the effectiveness of our internal control over financial reporting. There can be no assurance that we will maintain internal control over financial reporting sufficient to enable us to identify or avoid material weaknesses in the future.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

MoneyLion has identified material weaknesses in its internal control over financial reporting which remain un-remediated as of December 31, 2021. If MoneyLion is unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Subsequent to the issuance of MoneyLion’s consolidated financial statements for the years ended December 31, 2020 and December 31, 2019, MoneyLion had to restate such financial statements with respect to the treatment of the noncontrolling interests attributable to the Class B investors of IIA. For additional information with respect to the restatement, see Note 2 to MoneyLion’s audited financial statements for the years ended December 31, 2020 and December 31, 2019 included in our prospectus (File No. 333-255936), filed with the SEC on September 3, 2021 pursuant to Rule 424(b) under the Securities Act. As a result of the foregoing, MoneyLion identified a material weakness in its internal control over financial reporting as of December 31, 2020 and December 31, 2019. MoneyLion did not maintain an effective control environment as there were certain areas in which the accounting function did not operate as expected, resulting in the foregoing restatement of previously issued financial statements. Despite efforts to improve the deficiencies in our internal control over financial reporting, as described below under Part II, Item 9A “Controls and Procedures,” the Company’s management has concluded that the material weakness in our internal control over financial reporting as of December 31, 2020 and December 31, 2019 remained un-remediated as of December 31, 2021.

In addition, subsequent to the issuance of MoneyLion’s condensed consolidated financial statements as of September 30, 2021, MoneyLion had to restate its previously issued financial statements with respect to the accounting for the conversion of subordinated convertible notes and exercise of stock warrants into equity and the calculation of diluted earnings per share for the three months ended September 30, 2021. For additional information with respect to the restatement, see Part II, Item 9A “Controls and Procedures.” As a result of the foregoing, MoneyLion identified additional material weaknesses in its internal control over financial reporting as of September 30, 2021, which remained un-remediated as of December 31, 2021. MoneyLion did not maintain an effective control environment, resulting in the foregoing restatement of previously issued financial statements, as there were certain areas in which the accounting function did not operate as expected, due to a lack of sufficient internal accounting resources and inadequate level of precision embedded in control activities, as well as lack of sufficient formalization over processes and control evidence, resulting in multiple audit adjustments and restatements in our previously issued financial statements.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. MoneyLion continues to evaluate steps to remediate these material weaknesses and is in the process of remediating the control deficiencies that relate to the material weaknesses, as described further in Part II, Item 9A “Controls and Procedures.” We intend to complete the remediation by December 31, 2022, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

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

Our risk management processes and procedures may not be effective.

Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, deposit risk, market risk, liquidity risk, strategic risk, operational risk, cybersecurity risk and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the investor. Our exposure to credit risk mainly arises from our lending activities. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices and foreign exchange rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.

Our management is responsible for defining the priorities, initiatives and resources necessary to execute our strategic plan, the success of which is regularly evaluated by the board of directors. Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g. technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications, transaction processing or employees, as well as to third parties with whom we contract or otherwise do business. Operational risk is one of the most prevalent forms of risk in our risk profile. We strive to manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process risk control self-assessments and audit reviews to evaluate the effectiveness of internal controls.

In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change. Cybersecurity risk is the risk of a malicious technological attack intended to impact the confidentiality, availability or integrity of our systems and data, including, but not limited to, sensitive client data. Our technology and information security teams rely on a layered system of preventive and detective technologies, practices and policies to detect, mitigate and neutralize cybersecurity threats. In addition, our information security team and third-party consultants regularly assess our cybersecurity risks and mitigation efforts. Cyberattacks can also result in financial and reputational risk.

Reputational risk is the risk arising from possible negative perceptions of us, whether true or not, among our current and prospective customers, counterparties, employees and regulators. The potential for either enhancing or damaging our reputation is inherent in almost all aspects of business activity. We manage this risk through our commitment to a set of core values that emphasize and reward high standards of ethical behavior, maintaining a culture of compliance and by being responsive to customer and regulatory requirements.

Risk is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations that could subject our business to higher tax liabilities.

We may be limited in the portion of net operating loss carryforwards (“NOLs”) that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, makes broad and complex changes to the U.S. tax code. While future interpretative guidance of the Tax Act and how many U.S. states will incorporate these federal law changes may have an impact on our business, the Tax Act’s reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, has reduced our deferred tax asset associated with NOLs. A lack of future taxable income would adversely affect our ability to utilize our NOLs.

In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized.

Finally, further changes to the federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2021 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Risks Relating to Ownership of MoneyLion Class A Common Stock

Our warrants are exercisable for MoneyLion Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2021, there were 17,499,900 outstanding Public Warrants to purchase 17,499,900 shares of MoneyLion Class A Common Stock at an exercise price of $11.50 per share, which warrants became exercisable commencing 30 days following the Business Combination. In addition, as of December 31, 2021, there were 8,100,000 private placement warrants outstanding exercisable for 8,100,000 shares of MoneyLion Class A Common Stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of MoneyLion Class A Common Stock will be issued, which will result in dilution to the holders of MoneyLion Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of MoneyLion Class A Common Stock, the impact of which is increased as the value of our stock price increases.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of MoneyLion Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption. If and when the warrants become redeemable by MoneyLion, we may exercise the redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold onto such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of shares of MoneyLion Class A Common Stock determined based on the redemption date and the fair market value of MoneyLion Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the MoneyLion Class A Common Stock had your warrants remained outstanding.

Delaware law and provisions in MoneyLion’s Certificate of Incorporation and Bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of MoneyLion’s Fourth Amended and Restated Certificate of Incorporation (as amended and restated from time to time, the “Certificate of Incorporation”) and Amended and Restated Bylaws (as amended and restated from time to time, the “Bylaws”) could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of MoneyLion Class A Common Stock held by MoneyLion’s stockholders. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire MoneyLion, even if the third party’s offer may be considered beneficial by many of MoneyLion’s stockholders. As a result, MoneyLion’s stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, MoneyLion may experience negative reactions from the financial markets, including negative impacts on the price of MoneyLion Class A Common Stock. These provisions could also discourage proxy contests and make it more difficult for MoneyLion’s stockholders to elect directors of their choosing and to cause MoneyLion to take other corporate actions that MoneyLion’s stockholders desire.

The market price of our securities may be volatile.

Fluctuations in the price of MoneyLion’s securities could contribute to the loss of all or part of your investment. The trading price of MoneyLion securities may be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and MoneyLion securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of MoneyLion’s securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about MoneyLion’s operating results;

●	success of competitors;

●	operating results failing to meet the expectations of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning MoneyLion or the industry in which MoneyLion operates in general;

●	operating and stock price performance of other companies that investors deem comparable to MoneyLion;

●	ability to market new and enhanced products and services on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving MoneyLion;

●	changes in MoneyLion’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of MoneyLion Class A Common Stock available for public sale;

●	any major change in MoneyLion’s board or management;

●	sales of substantial amounts of MoneyLion Class A Common Stock by MoneyLion’s directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the NYSE specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to MoneyLion could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

MoneyLion’s failure to meet the continued listing requirements of the NYSE could result in a delisting of its securities.

If MoneyLion fails to satisfy the continued listing requirements of the NYSE such as the corporate governance requirements or the minimum closing bid price requirement, the NYSE may take steps to delist its securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, MoneyLion can provide no assurance that any action taken by it to restore compliance with listing requirements would allow its securities to become listed again, stabilize the market price or improve the liquidity of its securities, prevent its securities from dropping below the NYSE minimum bid price requirement or prevent future non-compliance with the NYSE’s listing requirements. Additionally, if MoneyLion’s securities are not listed on, or become delisted from, the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of MoneyLion’s securities may be more limited than if it were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

MoneyLion qualifies as an emerging growth company within the meaning of Section 2(a) of the Securities Act, as modified by the JOBS Act. Because MoneyLion intends to take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make MoneyLion’s securities less attractive to investors and may make it more difficult to compare MoneyLion’s performance with other public companies.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. MoneyLion intends to take advantage of this extended transition period under the JOBS Act for adopting new or revised financial accounting standards.

For as long as MoneyLion continues to be an emerging growth company, it may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, its stockholders may not have access to certain information that they may deem important. MoneyLion could be an emerging growth company for up to five years, although circumstances could cause it to lose that status earlier, including if its total annual gross revenue exceeds $1.07 billion, if it issues more than $1.0 billion in non-convertible debt securities during any three-year period, or if before that time it is a “large accelerated filer” under U.S. securities laws.

MoneyLion cannot predict if investors will find MoneyLion Class A Common Stock less attractive because it may rely on these exemptions. If some investors find MoneyLion Class A Common Stock less attractive as a result, there may be a less active trading market for MoneyLion Class A Common Stock and MoneyLion’s share price may be more volatile. If an active, liquid public trading market for MoneyLion Class A Common Stock does not develop or is not maintained, we may be limited in our ability to raise capital by selling shares of MoneyLion Class A Common Stock and our ability to acquire other companies or assets by using shares of MoneyLion Class A Common Stock or other MoneyLion securities as consideration. Further, there is no guarantee that the exemptions available to MoneyLion under the JOBS Act will result in significant savings. To the extent that MoneyLion chooses not to use exemptions from various reporting requirements under the JOBS Act, it will incur additional compliance costs, which may impact MoneyLion’s financial condition.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by MoneyLion’s stockholders, which could limit MoneyLion’s stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with MoneyLion or MoneyLion’s directors, officers or other employees.

Our Certificate of Incorporation provides that, unless MoneyLion consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Court of Chancery”) shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of MoneyLion, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of MoneyLion to MoneyLion or MoneyLion’s stockholders, (iii) any action asserting a claim against MoneyLion, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or MoneyLion’s Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim against MoneyLion, its directors, officers or employees governed by the internal affairs doctrine and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except for, as to each of (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, these provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Any person or entity purchasing or otherwise acquiring any interest in any security of MoneyLion shall be deemed to have notice of and consented to these provisions.

These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with MoneyLion or MoneyLion’s directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, MoneyLion may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect MoneyLion’s business, financial condition and results of operations and result in a diversion of the time and resources of MoneyLion’s management and board of directors.

We incur significant costs and have become subject to additional regulations and requirements as a result of becoming a public company, and our management is required to devote substantial time to new compliance matters, which could lower profits and make it more difficult to run our business.

We completed the Business Combination with Legacy MoneyLion on September 22, 2021. As a publicly traded company, MoneyLion incurs significant legal, accounting and other expenses that Legacy MoneyLion was not required to incur in the past as a privately held company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-employee directors. We also have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, the listing requirements of NYSE and various other costs of a public company. These expenses will increase once MoneyLion is no longer an “emerging growth company” as defined under the JOBS Act. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our board of directors and board committees and to serve as executive officers.

In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and NYSE, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

Our principal corporate headquarters are located in New York City, and as of December 31, 2021, we maintained additional offices in Jersey City, New Jersey, Kuala Lumpur, Malaysia, Santa Monica, California and Sioux Falls, South Dakota. We lease all our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it become necessary, suitable additional or alternative space will be available to accommodate our operations.

Location	Approximate Square Footage
New York, New York (Headquarters)	10,690
Jersey City, New Jersey	11,028
Kuala Lumpur, Malaysia	8,925
Santa Monica, California	3,750
Sioux Falls, South Dakota	1,095

Item 3. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and could materially and adversely impact our business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Regulatory Matters — Unfavorable outcomes in legal proceedings may harm our business and results of operations.”

State Regulatory Examinations and Investigations

We hold a number of state licenses in connection with our business activities and must comply with various licensing, compliance and other requirements in the states in which we operate. In most states in which we operate, one or more regulatory agencies have authority with respect to regulation and enforcement under applicable state laws, and we may also be subject to the supervisory and examination authority of state regulators. Examinations by state regulators have and may continue to result in findings or recommendations that require us, among other potential consequences, to provide refunds to customers or to modify our internal controls and/or business practices.

With respect to our activities in California, we received a report of examination in 2020 from the California Department of Financial Protection and Innovation (the “CA DFPI”) regarding MoneyLion of California, LLC, our subsidiary, and a follow-up request for information in May 2021. This matter is ongoing, and we intend to continue to fully cooperate with the CA DFPI in this matter. In addition, the CA DFPI is currently conducting an industry-wide investigation of companies that provide earned wage access products and services, including Instacash. We intend to continue cooperating fully in this investigation and to that end entered into a memorandum of understanding (“MOU”) with the CA DFPI on February 23, 2021. The MOU requires us to regularly provide certain information to the CA DFPI and adhere to certain best practices regarding Instacash while the CA DFPI continues to investigate. Any potential impacts on our financial condition or operations relating to these CA DFPI matters are unknown at this time.

With respect to our activities in Minnesota, we received information requests in 2019, 2020 and 2021 from the Minnesota Department of Commerce (“Minnesota DOC”) regarding an investigation relating to our lending activity in Minnesota and our membership program. The Minnesota DOC previously informed us that it was no longer pursuing the investigation regarding our membership program but continued the investigation into lending activity. In December 2021, we signed a settlement order with the Minnesota DOC, which had no material impact on our financial condition or operations.

We are also in the process of responding to Civil Investigative Demands (“CIDs”) or other investigatory requests relating to our provision of consumer financial services from the office of the Attorney General of the Commonwealth of Virginia, the New York Attorney General’s Office, as well as the Colorado Department of Law. We are cooperating with each of these state regulators and intend to take any corrective actions required to maintain compliance with applicable state laws. We cannot predict the outcome or any potential impact on our financial condition or operations at this time.

CFPB Civil Investigative Demands

In 2019, 2020 and 2021, we received CIDs from the CFPB relating to our compliance with the Military Lending Act and our membership model. We will continue to provide to the CFPB all of the information and documents required by the CIDs and intend to continue to fully cooperate with the CFPB in this investigation. The investigation is ongoing and any potential impact on our financial condition or operations are unknown at this time.

SEC Investigation

In February and March 2021, we received investigative subpoenas from the SEC concerning IIA, which primarily held assets from institutional investors, and was our primary source of funding for originated receivables through the end of the fourth quarter of 2021. We are cooperating with the investigation and cannot predict its outcome or any potential impact on our financial condition or operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

MoneyLion Class A Common Stock and Public Warrants are currently listed on NYSE under the symbols “ML” and “ML WS,” respectively.

Holders

As of March 4, 2022, there were 118 holders of record of MoneyLion Class A Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose MoneyLion Class A Common Stock and Public Warrants are held of record by banks, brokers and other financial institutions.

Dividend Information

We do not currently pay any cash dividends on the MoneyLion Class A Common Stock. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. We can give no assurances that we will pay a dividend in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters” for information related to securities authorized for issuance under the Company's equity compensation plans.

Stock Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below compares the cumulative total return of MoneyLion Class A Common Stock from September 22, 2021, the date on which the MoneyLion Class A Common Stock commenced trading on the NYSE, through December 31, 2021, with the comparable cumulative return of two indices, the S&P SmallCap 600 and the F-Prime Fintech Index. The performance graph and table assume an initial investment of $100 on September 22, 2021. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

	MoneyLion	S&P SmallCap 600	F-Prime Fintech Index
September 22, 2021	$100.00	$100.00	$100.00
September 30, 2021	67.70	100.62	91.77
October 31, 2021	58.90	104.07	92.97
November 30, 2021	42.20	101.69	99.67
December 31, 2021	40.30	106.29	86.61

Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2021 and December 31, 2021, in connection with MoneyLion’s acquisition of MALKA, MoneyLion issued to Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former shareholders of MALKA, 3,206,167 and 975,274 restricted shares of MoneyLion Class A Common Stock, respectively, as part of the consideration in exchange for all of the issued and outstanding membership interests of MALKA.

On December 22, 2021, MoneyLion issued 123,199 restricted shares of MoneyLion Class A Common Stock to NFP Venture, LLC (“NFP”) in connection with NFP’s achievement of certain performance milestones in connection with NFP’s and MoneyLion’s partnership.

Such offers, sales and issuances of the MoneyLion Class A Common Stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in any of the foregoing transactions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of MoneyLion and is intended to help the reader understand MoneyLion, our operations and our present business environment. This discussion should be read in conjunction with MoneyLion’s audited consolidated financial statements and notes to those financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” within this Annual Report on Form 10-K. References to “we,” “us,” “our,” “Company” or “MoneyLion” refer to MoneyLion Technologies Inc. and, as context requires, its wholly-owned subsidiaries for the periods prior to the Business Combination Closing Date and to MoneyLion Inc. and, as context requires, its wholly-owned subsidiaries for the period thereafter. “Fusion” refers to Fusion Acquisition Corp. for the periods prior to the Business Combination Closing Date.

Overview

MoneyLion offers a personalized, all-in-one, digital financial platform that provides convenient, low-cost access to banking, borrowing and investing solutions tailored for our customers, rooted in data and delivered through our proprietary technology platform. We use innovative, data-driven approaches to address our customers’ individual life inflection points and financial circumstances. When our customers enjoy periods of financial excess, we provide tools for them to easily manage their spending and saving goals through our digital banking and automated investing solutions. When our customers experience moments of financial need, we provide them immediate access to innovative lending or earned income advance products and credit improvement programs that can bridge these times of financial stress and improve their financial health. We provide access to personalized proprietary products as well as financial and non-financial products offered by third-party providers. Our subsidiary, MALKA, provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors.

The Company’s key product offerings include:

RoarMoney Premium Mobile Banking — RoarMoney is our FDIC-insured digital demand deposit account with zero minimums, premium features and rewards. Our RoarMoney demand deposit accounts are currently issued by MetaBank. Customers can open a RoarMoney account in minutes through the MoneyLion mobile application, add funds to their account and begin spending using a RoarMoney virtual debit card. RoarMoney accounts also include a physical MoneyLion Debit Mastercard that can be used at any of the approximately 55,000 Allpoint ATM network locations to make no-fee withdrawals. We earn revenue from interchange fees from payment networks based on customer expenditures on the debit card. We also earn revenue from cardholder fees such as a small monthly administrative fee charged to our customers and a fee charged to customers when an out-of-network ATM is utilized to withdraw cash. Both interchange fees and cardholder fees are reflected in fee income. We incur direct costs in connection with the RoarMoney account offering, which include fees paid to the payment networks and our partner bank.

Personalized Investing — MoneyLion Investing is an online investment account that offers access to separately managed accounts invested based on model portfolios comprised of ETFs and managed on a discretionary basis. Advisory services related to the MoneyLion investment account are provided by ML Wealth, an SEC-registered investment adviser and an indirect wholly-owned subsidiary of MoneyLion. Brokerage and custodial services are provided by DriveWealth, a third-party provider. This fully-managed account model allows customers to set their investment strategy and let ML Wealth manage investment decisions to implement that strategy on a discretionary basis. An investment account holder simply identifies their investing comfort zone to receive a personalized portfolio, a mix of stock and bond ETFs. Our managed investment account is available on a standalone basis. We earn revenue from a small monthly administration fee from our customers who use this product, which is reflected in fee income.

Crypto — MoneyLion Crypto is an online cryptocurrency account that enables customers to buy, sell and hold cryptocurrency. The account is provided by Zero Hash. RoarMoney accountholders can open a MoneyLion Crypto account through the MoneyLion mobile application and fund it via their RoarMoney account. In addition, customers can also round up purchases made either on their RoarMoney account or an external bank account to the nearest dollar. The accrued round ups can then be transferred into the customer’s MoneyLion Crypto account and invested in Bitcoin. As of December 31, 2021, the only cryptocurrencies available through the MoneyLion Crypto account were Bitcoin and Ether. In January 2022, MoneyLion Crypto expanded to include Bitcoin Cash and Litecoin. We earn revenue from Zero Hash as they pay us a share of the fees that they earn from our customers in exchange for MoneyLion enabling Zero Hash to effect digital currency-related transactions for our customers. This revenue is reflected in fee income.

Instacash — Instacash is our 0% APR advance product that gives customers early access to their recurring income deposits. Customers can access Instacash advances at any time during a regular deposit period up to their advance limit, providing customers with the flexibility to cover temporary cash needs and avoid costly overdraft fees. There are no fees associated with regular delivery of funds to either a RoarMoney account (typically delivered within 12-48 hours) or an external checking account (typically delivered within two to five business days). However, customers have the option to pay an additional fee in order to receive their funds on an expedited basis (typically within minutes or less), the amount of which is based on the amount of the disbursement and whether the funds are delivered to a RoarMoney account or an external checking account. Customers may also choose to leave MoneyLion an optional tip for use of the Instacash service. We earn revenue from tips and instant transfer fees, both reflected in fee income.

Credit Builder Plus — Our Credit Builder Plus membership program offers a proven path for our customers to access credit and establish or rebuild history, build savings, establish financial literacy and track their financial health. For a monthly cost of $19.99, customers receive a suite of services including banking and investment accounts, credit tracking and financial literacy content, rewards programs and access to loans of up to $1,000 at competitive rates offered by MoneyLion lending subsidiaries, allowing our customers to establish up to twelve months of payment history with all three credit bureaus. We offer our Credit Builder Plus members access to the Lion’s Share Loyalty Program, where members can earn rewards of up to $19.99 per month. We earn revenue from monthly membership fees paid by our customers. These fees are reflected in membership subscription revenue. As part of the Credit Builder Plus membership program, members may apply for a Credit Builder Plus secured personal loan. In addition to a free standard disbursement option, we also offered our customers an option to disburse their funds to their MoneyLion-serviced RoarMoney bank account or external bank account on an expedited basis for an instant transfer fee. This instant disbursement option for Credit Builder Plus loans was removed in the second quarter of 2021. Prior to our launch of Credit Builder Plus in 2019, we offered a ML Plus membership through which we originated unsecured personal loans, ML Plus loans. The ML Plus membership transitioned into the Credit Builder Plus membership in the second quarter of 2020. We earn revenue from interest income, reflected in net interest income on finance receivables, and, prior to the removal of the instant disbursement option, instant transfer fees, reflected in fee income.

Financial Tracking — We offer our customers access to financial tracking tools such as Financial Heartbeat, GamePlan and credit score tracking. Financial Heartbeat is an intelligent, automated tool that guides customers on their financial journey. Financial Heartbeat evaluates customers’ financial situation across four key dimensions: SAVE (savings and financial preparedness), SPEND (spending and personal budget), SHIELD (insurance needs and coverage) and SCORE (credit tracking and health). Through our easy-to-use interface, customers can review the key issues impacting their financial situation, decide what actions to take, evaluate which products to use and receive guidance on how to stay motivated on their journey towards financial wellness. GamePlan provides our customers with a personalized action plan, including a checklist with tasks, meant to help them reach their financial goals across different categories such as spending, saving and more. Financial tracking tools are offered to our customers at no cost and we do not earn revenue from these services.

MoneyLife — Consistent with our vision of establishing MoneyLion as a lifestyle brand, in 2021 we introduced MoneyLife, an online financial education content destination. MoneyLife is an influencer-focused, video content-driven educational platform where customers can share and discover ideas, advice and insights regarding their financial lives. With high usability and sleek design, MoneyLife includes highly personalized content driven by financial advice and education influencers, tools to achieve financial goals and additional ways of earning rewards to shop and save. Through MoneyLife, we provide an additional daily destination site for current customers, drive additional prospective customers to MoneyLion and increase customer engagement and cross-sell opportunities for both MoneyLion and its affiliate partners.

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

Unsecured personal loans — We used to offer unsecured personal loans to our customers. We earned revenue from interest income, which was reflected in net interest income on finance receivables, and fees, which were reflected in fee income. We phased out this offering in the first quarter of 2020 and it is not expected to contribute to revenue going forward.

Credit-related decision servicing — MoneyLion provided credit-related decision servicing to third parties. We earned revenue from fees generated from this service. These fees were reflected in fee income. We phased out this offering in the first quarter of 2020 and it is not expected to contribute to revenue going forward.

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through IIA until the end of the fourth quarter of 2021. As of December 31, 2020, IIA had assets of approximately $86 million, primarily from institutional investors, and had been our primary source of funding for originated receivables since 2018. As of December 31, 2021, IIA had no assets. Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. As of December 31, 2021, there was an outstanding principal balance of $78 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $68 million under the ROAR 2 SPV Credit Facility. See Part II, Item 8 “Financial Statements and Supplementary Data — Description of Business and Basis of Presentation” and “— Debt” for more information.

Recent Developments

Recent events impacting our business are as follows:

COVID-19 — The COVID-19 pandemic has caused substantial changes in consumer behavior, restrictions on business and individual activities and high unemployment rates, which led to reduced economic activity and may continue to cause economic volatility. There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the course, duration and severity of the virus and additional variants, future actions that may be taken by governmental authorities and private businesses to contain the COVID-19 pandemic or to mitigate its impact and the effectiveness of such actions, the timing and speed of economic recovery and the ultimate effectiveness of vaccinations for COVID-19.

In response to the economic uncertainty caused by the pandemic, during 2021, we made certain operational changes and implemented certain consumer support programs which were immaterial to our performance. For example, we reduced our marketing activities such as advertising through digital platforms, which have since returned to pre-pandemic levels and also reduced our sponsorship arrangements with third parties. In addition, we implemented underwriting policy changes on a targeted basis to more closely manage credit risk while we further evaluated market conditions. Our underwriting models are dynamic relative to real time changes in our customer’s income and credit profiles and our credit performance remained steady as our underwriting models quickly adapted to these changes. To further support our customers, we expanded our payment deferral options and reduced certain fees, while providing them with relevant content and resources on topics like unemployment insurance and stimulus checks. For instance, for our secured personal loan customers with no prior missed payments, we offered payment deferrals based on a customer’s payment frequency, ranging from one payment deferral for monthly payments and up to three payment deferrals for weekly payments. For our Instacash customers with an outstanding advance, we allowed them to change the scheduled repayment date by up to 14 days. Once the advance was repaid, the customer could request another change to the scheduled repayment on another advance. While there is no limit to the number of changes a customer may be granted, they are limited to one at a time and per advance. Despite the economic uncertainty as a result of COVID-19, we have increased the number of customers on our platform.

 In April 2020, the Company borrowed $3.2 million from a bank under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program that was introduced as part of the U.S. Government’s COVID-19 relief efforts (the “PPP Loan”). In June 2021, the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP Loan.

Management will continue to monitor the nature and extent of potential impact to the business as the pandemic continues.

Business Combinations — Since January 1, 2020, we have completed the following business combinations:

●	WTI Acquisition — In December 2020, Legacy MoneyLion acquired 100% of the outstanding common stock and Series A redeemable convertible preferred shares of Wealth Technologies, Inc. in exchange for 539,592 shares of Legacy MoneyLion Series C-1 Redeemable Convertible Preferred Stock, representing total consideration of approximately $27.9 million, which provided us with WTI’s market-leading wealth management decisioning and administration technology. The co-founder and equity holder of WTI was a significant stockholder of Series A redeemable convertible preferred stock of Legacy MoneyLion and was the Chairman of the Legacy MoneyLion board of directors as of the date of the transaction. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill of approximately $21.6 million.

●	Merger with Fusion — On September 22, 2021, Legacy MoneyLion completed the Business Combination with Fusion and became a publicly traded company. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, for which Legacy MoneyLion was determined to be the accounting acquirer. Since the Business Combination was accounted for as a reverse recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. GAAP. Under this method of accounting, Fusion was treated as the “acquired” company for financial reporting purposes. Operations prior to the Business Combination are those of Legacy MoneyLion. See Part II, Item 8 “Financial Statements and Supplementary Data — Business Combination” for additional information.

●

MALKA Acquisition – On November 15, 2021, MoneyLion completed its acquisition of MALKA (the “MALKA Acquisition”). MALKA is a creator network and content platform that provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors. The MALKA Acquisition accelerates MoneyLion’s ability to engage with consumers across all digital and emerging channels, allowing MoneyLion to directly connect with communities natively inside and outside of its existing platform. We intend for MALKA to operate as an indirect, wholly-owned subsidiary of MoneyLion Inc. with MALKA’s pre-acquisition management team leading day-to-day operations.

Related to the closing of the MALKA Acquisition, MoneyLion issued 4,181,441 in restricted shares of MoneyLion Class A Common Stock and paid approximately $10.0 million in cash to the sellers in exchange for all of the issued and outstanding membership interests of MALKA. MoneyLion also paid down approximately $2.2 million of MALKA debt facilities. The sellers may earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The total purchase price of the MALKA Acquisition was approximately $52.7 million.

●

Even Acquisition – On February 17, 2022, MoneyLion completed its acquisition of Even Financial (the “Even Acquisition”). Even Financial digitally connects and matches consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps, websites and other consumer touchpoints through its marketplace technology. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, seamlessly bridging financial institutions and channel partners via its industry-leading API and embedded finance marketplaces.

The Even Acquisition strengthens MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s growing network includes over 400 financial institution partners and 500 channel partners, covering a breadth of financial services including loans, credit cards, mortgages, savings and insurance products. The Even Acquisition also expands MoneyLion’s addressable market, extends the reach of MoneyLion’s own products, diversifies its revenue mix and furthers MoneyLion’s ambition to be the premier financial super app for hardworking Americans.

At the closing of the Even Acquisition, MoneyLion (i) issued to the equityholders of Even Financial an aggregate of 28,164,811 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, of MoneyLion (the “Preferred Stock”), with a face value of $10.00 per share (the “Conversion Price”), (ii) paid to certain Even Financial management equityholders approximately $14.5 million in cash and (iii) exchanged 8,883,228 options to acquire Even Financial common stock for 5,901,846 options to acquire MoneyLion Class A Common Stock. The equityholders of Even Financial are also entitled to receive an additional payment from MoneyLion of up to an aggregate of 8 million shares of Preferred Stock, with a face value per share equal to the Conversion Price, based on the attributed revenue of Even Financial’s business during the 13-month period commencing January 1, 2022 (the “Earnout”). Based on the Conversion Price of the shares of Preferred Stock issued at the closing of the Even Acquisition and to be issued pursuant to the Earnout, the value of the options to acquire MoneyLion Class A Common Stock and the cash paid to the management equityholders, the total purchase price was approximately $440 million, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5.7 million of existing indebtedness of Even Financial.

Factors Affecting Our Performance

The Company is subject to a number of risks including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, dependence on key individuals and risks associated with changes in information technology.

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

 General economic and market conditions

Our performance is impacted by the relative strength of the overall economy, market volatility, consumer spending behavior and consumer demand for financial products and services. The willingness of our customers to spend, invest, or borrow may fluctuate with their level of disposable income. Other factors such as interest rate fluctuations or monetary policies may also impact our customers’ behavior and our own ability to fund advances and loan volume.

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

Pricing of our products

We derive a substantial portion of our revenue from fees earned from our products. The fees we earn are subject to a variety of external factors such as competition, interchange rates and other macroeconomic factors, such as interest rates and inflation, among others. We may provide discounts to customers who utilize multiple products to expand usage of our platform. We may also lower pricing on our products to acquire new customers. For example, we offer our customers discounts such as Shake ‘N’ Bank cashback and other cashback rewards opportunities as part of our RoarMoney bank account product offering and such discounts are provided to customers based on eligible MoneyLion debit card transactions. On average, approximately 40% of our eligible RoarMoney bank account customers receive this benefit. We also offer our Credit Builder Plus members access to our Lion’s Share Loyalty Program where members can earn up to $19.99 per month. The size of the Lion’s Share reward depends on a customer’s number of logins into the MoneyLion app and purchases using their RoarMoney account in that month. On average, approximately 25% of our Credit Builder Plus members who met the minimum eligibility criteria received a Lion’s Share reward.

Product mix

We provide various products and services on our platform, including a membership program, loans, earned income advances and cryptocurrency, investment and bank accounts. Each product has a different profitability profile. The relative usage of products with high or low profitability and their lifetime value could have an impact on our performance.

Access and cost of financing

Our credit products and other receivables were primarily financed through IIA until the end of the fourth quarter of 2021. Beginning in the fourth quarter of 2021, we transitioned our primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. Loss of one or more of the financing sources we have for our credit products and other receivables could have an adverse impact on our performance, and it could be costly to obtain new financing.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending and Instacash products and is a significant driver of net interest income on finance receivables and fee income. Total Originations were $1.1 billion and $410 million for the twelve months ended December 31, 2021 and 2020, respectively, and were originated directly by MoneyLion.

Total Customers

We define Total Customers as those customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account or affiliate product. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 3.3 million and 1.4 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, approximately 27% and 33%, respectively, of our Total Customers that have opened a banking or managed investment account have funded accounts. For the years ended December 31, 2021 and 2020, approximately 64% and 53%, respectively, of our Total Customers have engaged in any activity on our platform.

Total Products

We define Total Products as the total number of products that our Total Customers have opened including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account, affiliate product, or signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. If a customer has funded multiple secured personal loans or Instacash advances, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 8.0 million and 4.5 million as of December 31, 2021 and 2020, respectively.

Adjusted Revenue

Adjusted Revenue is defined as total revenues, net, plus amortization of loan origination costs less provision for loss on membership receivables and provision for loss on fees receivables, revenue derived from phased out products and non-operating income. We believe that Adjusted Revenue provides a meaningful understanding of revenue from ongoing products and recurring revenue for comparability purposes. Adjusted Revenue is a non-GAAP measure and should not be viewed as a substitute for total revenues, net. Refer to the “Non-GAAP Measures” section below for further discussion.

Our Adjusted Revenue is further broken into the following categories:

	Twelve Months Ended December 31,
	2021	2020
	(In thousands)
Fees	$125,081	$60,955
Payments	13,602	6,556
Advice	16,622	3,388
Interest	9,628	5,154
Adjusted Revenue	$164,934	$76,053

This breakdown of Adjusted Revenue across the categories of fees, payments, advice and interest helps provide our management with a better understanding of Adjusted Revenue by type and may help to inform strategic pricing and resource allocations across our products.

Adjusted Gross Profit, Adjusted EBITDA and Adjusted Net Income (Loss)

We believe Adjusted Gross Profit, Adjusted EBITDA and Adjusted Net Income (Loss) provide a meaningful understanding of an aspect of profitability based on our current product portfolio. These are non-GAAP measures and should not be viewed as a substitute for gross profit nor net income (loss). Refer to the “Non-GAAP Measures” section below for further discussion.

 Results of Operations for the Twelve Months Ended December 31, 2021 and 2020

The following table is reference for the discussion that follows.

	Twelve Months Ended December 31,		Change
	2021	2020	$	%
	(In thousands, except for percentages)
Revenue
Net interest income on finance receivables	$7,002	$4,347	$2,655	61.1%
Membership subscription revenue	32,357	25,994	6,363	24.5%
Affiliates income	10,900	2,234	8,666	387.9%
Fee income	116,131	46,639	69,492	149.0%
Other income	4,721	197	4,524	2,296.4%
Total Revenues, net	171,111	79,411	91,700	115.5%
Operating expenses
Marketing	43,170	11,060	32,110	290.3%
Provision for loss on receivables	60,749	21,294	39,455	185.3%
Other direct costs	8,864	4,336	4,528	104.4%
Interest expense	7,251	2,950	4,301	145.8%
Personnel expenses	45,878	24,200	21,678	89.6%
Underwriting expenses	8,253	6,242	2,011	32.2%
Information technology expenses	7,488	7,041	447	6.3%
Bank and payment processor fees	24,565	13,737	10,828	78.8%
Change in fair value of warrant liability	39,629	14,419	25,210	174.8%
Change in fair value of subordinated convertible notes	41,877	4,000	37,877	946.9%
Change in fair value of contingent consideration from mergers and acquisitions	6,229	-	6,229	nm
Professional fees	19,847	8,396	11,451	136.4%
Depreciation and amortization expense	2,392	1,108	1,284	115.9%
Occupancy expense	997	1,233	(236)	(19.1)%
Gain on foreign currency translation	(431)	(179)	(252)	140.8%
Other operating expenses	19,172	1,155	18,017	1,559.9%
Total operating expenses	335,930	120,992	214,938	177.6%
Net loss before income taxes	(164,819)	(41,581)	(123,238)	296.4%
Income tax expense	56	6	50	833.3%
Net loss	$(164,875)	$(41,587)	$(123,288)	296.5%

Revenues

We generate revenues primarily from originating loans, providing membership subscriptions, various product related fees and promoting affiliate services.

Total revenues increased by $91.7 million, or 115.5%, to $171.1 million for the twelve months ended December 31, 2021, as compared to $79.4 million for the same period in 2020.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on unsecured personal loans, ML Plus loans, and Credit Builder Plus loans, which is offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $2.7 million, or 61.1%, to $7.0 million for the twelve months ended December 31, 2021, as compared to $4.3 million for the same period in 2020. Net interest income on finance receivables comprises the following:

Credit Builder Plus loans

Net interest income related to Credit Builder Plus loans increased by $5.4 million, or 128.1%, to $9.6 million for the twelve months ended December 31, 2021 as compared to $4.2 million for the same period in 2020. We launched Credit Builder Plus in 2019 and it became our only secured personal loan product in the second quarter of 2020 as we transitioned from ML Plus loans, which contributed to the increase in net interest income as Credit Builder Plus loans increased across both existing and new customers.

ML Plus loans

Net interest income related to ML Plus loans decreased by $0.9 million to $0.0 million for the twelve months ended December 31, 2021, as compared to $0.9 million for the same period in 2020. We transitioned from originating ML Plus loans in the second quarter of 2020 as we offered our new and existing customers our Credit Builder Plus loans. Therefore, these loans are immaterial to our ongoing performance as they represent less than 1% of receivables on our consolidated balance sheets.

Unsecured personal loans

Net interest income related to unsecured personal loans decreased by $1.3 million to $(0.1) million for the twelve months ended December 31, 2021, as compared to $1.2 million for the same period in 2020. During the first quarter of 2020, we phased out originating unsecured personal loans. Therefore, these loans are immaterial to our ongoing performance as they represent less than 1% of receivables on our consolidated balance sheets.

Amortization of loan origination costs

The amortization of loan origination costs increased by $0.6 million, to $2.5 million for the twelve months ended December 31, 2021, as compared to $1.9 million for the same period in 2020.

Membership subscription revenue

Membership subscription revenue increased by $6.4 million, or 24.5%, to $32.4 million for the twelve months ended December 31, 2021, as compared to $26.0 million for the same period in 2020 due to an increasing number of customers using the Credit Builder Plus membership program. This was slightly offset by a lower monthly Credit Builder Plus membership fee charged to customers compared to the higher priced ML Plus membership offered in the first half of 2020. There was a non-recurring adjustment of $3.6 million in 2020 that reduced membership revenue during that period. Membership subscription revenue would have increased $2.8 million during this period excluding this adjustment.

Affiliates income

Affiliates income increased by $8.7 million, or 387.9%, to $10.9 million for the twelve months ended December 31, 2021, as compared to $2.2 million for the same period in 2020. This increase was primarily attributable to an increase in income generated from running campaigns promoting various affiliate partners through our digital platform, driven by the expansion of our partner network and growth in Total Customers.

Fee income

Fee income increased by $69.5 million, or 149.0%, to $116.1 million for the twelve months ended December 31, 2021, as compared to $46.6 million for the same period in 2020.

Fee income is primarily comprised of the following:

Instant transfer fees

Fee income related to instant transfer fees on Instacash, Credit Builder Plus loans and ML Plus loans increased by $51.6 million to $78.0 million for the twelve months ended December 31, 2021, as compared to $26.4 million for the same period in 2020. The increase is largely attributable to the growth of Instacash advances, across both existing and new customers. We launched the instant transfer disbursement option for Instacash customers in 2019 and have since seen a consistent percentage of our Instacash customers elect this disbursement option. In November 2021, our pricing structure was changed from a fixed to a variable structure based on the size of the advance. Additionally, there was a decrease in instant transfer fees on Credit Builder Plus loans as beginning in the second quarter of 2021, the instant transfer disbursement option was removed for Credit Builder Plus loans.

Tips

Fee income related to tips from Instacash increased by $11.7 million to $23.5 million for the twelve months ended December 31, 2021, as compared to $11.8 million for the same period in 2020. This increase was driven by the growth of Instacash advances, across both existing and new customers.

Interchange fees

Fee income related to interchange fees from our bank account increased by $5.8 million to $11.1 million for the twelve months ended December 31, 2021, as compared to $5.3 million for the same period in 2020. This increase was driven by an increase in bank account customers and transaction volume on the platform.

Cardholder fees

Fee income related to cardholder fees from our bank account increased by $1.2 million to $2.5 million for the twelve months ended December 31, 2021, as compared to $1.3 million for the same period in 2020. This increase was primarily driven by a small monthly administration fee that we began charging our bank account customers in the third quarter of 2020 as well as an increase in bank account customers and usage of ATM-related services.

Administration fees

Fee income related to administration fees from our managed investment account decreased by $0.1 million to $1.0 million for the twelve months ended December 31, 2021, as compared to $1.1 million for the same period in 2020. We charge our investment account customers a small administration fee. We transitioned from a quarterly to monthly frequency, while holding the fee amount the same, in the fourth quarter of 2020, while also instituting a waiver of the fee for Credit Builder Plus members.

Credit-related decision services fees

Fee income related to credit-related decision services decreased to zero for the twelve months ended December 31, 2021, as compared to $0.7 million for same period in 2020. These decreases in revenue were due to the phasing out of this offering in the first quarter of 2020. We do not expect this to contribute to revenue going forward.

Other income

Other income increased by $4.5 million to $4.7 million, for the twelve months ended December 31, 2021, as compared to $0.2 million for the same period in 2020. This increase was primarily driven by revenue generated by digital media and content production services.

Operating Expenses

Our operating expenses consist of the following:

Marketing

Marketing increased by $32.1 million, or 290.3%, to $43.2 million for the twelve months ended December 31, 2021, as compared to $11.1 million for the same period in 2020. This increase resulted primarily from an increase in costs related to advertising through digital platforms of $26.8 million and other marketing-related activities of $5.6 million, partially offset by a decrease in costs related to sponsor agreements with third parties of $0.3 million. Marketing expenses also included $1.1 million in the twelve months ended December 31, 2021 related to the Business Combination.

Provision for loss on receivables

Provision for loss on receivables consists of amounts charged during the period to maintain an allowance for credit and advance losses. The allowance represents management’s estimate of the credit losses in our loan and advance portfolio and is based on management’s assessment of many factors, including changes in the nature, volume and risk characteristics of the finance receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the customer’s ability to pay.

Provision for loss on receivables increased by $39.5 million, or 185.3%, to $60.7 million for the twelve months ended December 31, 2021, as compared to $21.3 million for the same period in 2020. This increase resulted primarily from an increase to provision related to Instacash advance receivables of $30.4 million, Instacash instant transfer fees and tips of $4.2 million and Credit Builder Plus loan receivables of $1.0 million, evidenced by the increase in Total Originations from approximately $410 million for the twelve months ended December 31, 2020 compared to approximately $1.1 billion for the same period in 2021. Provision related to membership fees increased by $1.3 million. Related to the ML Plus loans, a legacy product we transitioned from in the second quarter of 2020, the provision increased by $2.3 million, from $(3.3) million in the twelve months ended December 31, 2020 compared to $(1.0) million for the same period in 2021.

Other direct costs

Other direct costs increased by $4.5 million, or 104.4%, to $8.9 million for the twelve months ended December 31, 2021, as compared to $4.3 million for the same period in 2020. This increase resulted from an increase in costs related to our bank account offering, paid to our partner bank, card associations and third-party service providers, which was largely driven by the increase in bank account customers and transaction volume on the platform.

Interest expense

Interest expense increased by $4.3 million, or 145.8%, to $7.3 million for the twelve months ended December 31, 2021, as compared to $3.0 million for the same period in 2020. This increase resulted from an increase in debt from December 31, 2020 to December 31, 2021. See Part II, Item 8 “Financial Statements and Supplementary Data — Debt” for more information.

Personnel expenses

Personnel expenses increased by $21.7 million, or 89.6%, to $45.9 million for the twelve months ended December 31, 2021, as compared to $24.2 million for the same period in 2020. This increase resulted from an increase in personnel-related costs, such as compensation and benefits, including $6.3 million in non-recurring, discretionary incentive bonus expense related to the Business Combination. Stock-based compensation also increased by $3.4 million. Total employees across all locations increased from 234 as of December 31, 2020 to 556 as of December 31, 2021.

Underwriting expenses

Underwriting expenses increased by $2.0 million, or 32.2%, to $8.3 million for the twelve months ended December 31, 2021, as compared to $6.2 million for the same period in 2020. This increase resulted primarily from an increase in data costs for Total Originations and Total Customers.

Information technology expenses

Information technology expenses increased by $0.4 million, or 6.3%, to $7.5 million for the twelve months ended December 31, 2021, as compared to $7.0 million for the same period in 2020. This increase resulted primarily from an increase in internet hosting expenses of $0.9 million, offset by a decrease in software licenses and subscriptions of $0.4 million.

Bank and payment processor fees

Bank and payment processor fees increased by $10.8 million, or 78.8%, to $24.6 million for the twelve months ended December 31, 2021, as compared to $13.7 million for the same period in 2020. This increase resulted primarily from an increase in payment processing fees driven by the growth in Total Originations and Total Customers.

Change in fair value of warrant liability

Change in fair value of warrant liability was an expense of $39.6 million for the twelve months ended December 31, 2021, as compared to an expense of $14.4 million for the same period in 2020. The change in fair value of warrant liability is due to changes in inputs that drive the fair value calculations.

Change in fair value of subordinated convertible notes

Change in fair value of subordinated convertible notes was an expense of $41.9 million for the twelve months ended December 31, 2021, as compared to $4.0 million for the same period in 2020. The increase in expense resulted from the issuance of the convertible subordinated notes in December 2020 and January 2021, which were converted into common stock immediately prior to the Business Combination Closing; the noteholders subsequently received shares of MoneyLion Class A Common Stock upon the Business Combination Closing.

Change in fair value of contingent consideration from mergers and acquisitions

Change in fair value of contingent consideration from mergers and acquisitions was an expense of $6.2 million for the twelve months ended December 31, 2021, as compared to zero for the same period in 2020. The change in fair value and related increase in expense resulted from MALKA’s operating performance exceeding initial estimates available at the time of the MALKA Acquisition.

Professional fees

Professional fees increased by $11.5 million, or 136.4%, to $19.8 million for the twelve months ended December 31, 2021, as compared to $8.4 million for the same period in 2020. This increase resulted primarily from an increase in fees related to accounting and consulting services of $5.5 million and legal services of $5.9 million, resulting in part from supplemental accounting and legal support related to the Business Combination and other transaction-related activity such as the MALKA Acquisition and Even Acquisition.

Other operating expenses

Other operating expenses increased by $18.0 million to $19.2 million for the twelve months ended December 31, 2021, as compared to $1.2 million for the same period in 2020. The increase was driven by an increase of $10.3 million in losses for unrecovered customer purchase transactions related to our banking product, $3.5 million insurance-related expenses, digital media and content production services costs of $2.6 million, $1.9 million related to a reserve for costs related to ongoing legal matters and other general operating expenses. This was offset by the gain related to the forgiveness of loans of $3.2 million as the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP loan in the second quarter of 2021.

Non-GAAP Measures

In addition to total revenues, net, net income (loss) and gross profit, which are measures presented in accordance with U.S. GAAP, management believes that Adjusted Revenue, Adjusted Gross Profit, Adjusted Net Income (Loss) and Adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance. Adjusted Revenue, Adjusted Gross Profit, Adjusted Net Income (Loss) and Adjusted EBITDA are supplemental measures of MoneyLion’s performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted Revenue, Adjusted Gross Profit, Adjusted Net Income (Loss) and Adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as total revenues, net, net income (loss), gross profit or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

We define Adjusted Revenue as total revenues, net plus amortization of loan origination costs less provision for loss on membership receivables and provision for loss on fees receivables, revenue derived from phased out products and non-operating income. We believe that Adjusted Revenue provides a meaningful understanding of revenue from ongoing products and recurring revenue for comparability purposes.

We define Adjusted Gross Profit as gross profit less revenue derived from phased out products and non-operating income. We define Adjusted Net Income (Loss) as net income (loss) plus change in fair value of warrants, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, stock-based compensation, one-time transaction related expenses and other one-time expenses less origination financing cost of capital. We define Adjusted EBITDA as Adjusted Net Income (Loss) plus depreciation and amortization expense and interest expense related to corporate debt. We believe that these measures provide a meaningful understanding of an aspect of profitability based on our current product portfolio.

Adjusted Revenue, Adjusted Gross Profit, Adjusted Net Income (Loss) and Adjusted EBITDA are useful to an investor in evaluating our performance because these measures:

●	are widely used by investors to measure a company’s operating performance;

●	are metrics used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

●	are used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

The reconciliation of total revenues, net to Adjusted Revenue for the twelve months ended December 31, 2021 and 2020 is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(In thousands)
Total revenues, net	$171,111	$79,411
Add back:
Amortization of loan origination costs(1)	2,500	1,894
Less:
Provision for loss on receivables – membership receivables (2)	(3,170)	(1,856)
Provision for loss on receivables – fees receivables (3)	(5,604)	(1,356)
Revenue, net derived from products that have been phased out(4)	114	(1,926)
Non-operating income(5)	(17)	(113)
Adjusted Revenue	$164,934	$76,053

(1)	Amortization of loan origination costs are included within net interest income from finance receivables.

(2)	We deduct provision for loss on receivables related to membership receivables from total revenues, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to membership receivables is included within provision for loss on receivables on the statement of operations. Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” for further discussion.

(3)	We deduct provision for loss on receivables related to fees receivables from total revenues, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” for further discussion.

(4)	Revenue, net derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and fee income, respectively, and credit-related decision servicing fees, which is included within fee income. Revenue from unsecured personal loans was $(0.1) million and $1.2 million for the twelve months ended December 31, 2021 and 2020, respectively. Revenue from credit-related decision servicing was zero and $0.7 million for the twelve months ended December 31, 2021 and 2020, respectively.

(5)	Non-operating income is included within other income and consists of interest income earned on cash balances and is considered non-operating.

The reconciliation of gross profit, which is prepared in accordance with U.S. GAAP, to Adjusted Gross Profit for the twelve months ended December 31, 2021 and 2020 is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(In thousands)
Total revenues, net	$171,111	$79,411
Less:
Cost of sales
Bank and payment processor fees	(24,565)	(13,737)
Underwriting expenses	(8,253)	(6,242)
Provision for loss on receivables – membership receivables (1)	(3,170)	(1,856)
Provision for loss on receivables – fees receivables (2)	(5,604)	(1,356)
Information technology expenses	(6,352)	(5,280)
Professional fees	(3,574)	(2,753)
Personnel expenses	(3,836)	(3,513)
Other direct costs	(8,864)	(4,336)
Other operating (income) expenses	(2,708)	282
Gross profit	104,185	40,620
Less:
Revenue, net derived from products that have been phased out(3)	114	(1,926)
Non-operating income(4)	(17)	(113)
Adjusted Gross Profit	$104,283	$38,580

(1)	We deduct provision for loss on receivables related to membership receivables from total revenues, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to membership receivables is included within provision for loss on receivables on the statement of operations. Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” for further discussion.

(2)	We deduct provision for loss on receivables related to fees receivables from total revenues, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to the Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” for further discussion.

(3)	Revenue, net derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and fee income, respectively, and credit-related decision servicing fees, which is included within fee income. Revenue from unsecured personal loans was $(0.1) million and $1.2 million for the twelve months ended December 31, 2021 and 2020, respectively. Revenue from credit-related decision servicing was zero and $0.7 million for the twelve months ended December 31, 2021 and 2020, respectively.

(4)	Non-operating income is included within other income and consists of interest income earned on cash balances and is considered non-operating.

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted Net Loss and to Adjusted EBITDA for the twelve months ended December 31, 2021 and 2020 is as follows:

	Twelve Months Ended December 31,
	2021	2020
	(In thousands)
Net loss	$(164,875)	$(41,587)
Add back:
Change in fair value of warrant liability	39,629	14,419
Change in fair value of subordinated convertible notes	41,877	4,000
Change in fair value of contingent consideration from mergers and acquisitions	6,229	-
Stock compensation expense	5,039	1,650
One-time transaction related expenses (1)	10,409	50
Other one-time (gains) expenses (2)	(1,358)	775
Less:
Origination financing cost of capital (3)	(12,718)	(8,409)
Adjusted net loss	(75,768)	(29,102)
Add back:
Depreciation and amortization expense	2,392	1,108
Interest expense related to corporate debt (4)	6,179	2,950
Adjusted EBITDA	$(67,197)	$(25,044)

(1)	We add back one-time expenses that are related to transactions, including mergers and acquisitions and financings, that occurred. Generally these expenses are included within professional fees in the statement of operations.
(2)	We add back other one-time expenses, not related to transactions, such as litigation-related expenses and non-recurring costs or gains. Generally these expenses are included within other expenses or professional fees in the statement of operations.
(3)

Origination financing cost of capital represents the preferred return attributable to IIA investors. This is included within temporary equity on the consolidated balance sheet. As we transitioned away from IIA in December 2021, this will have no impact on our Adjusted EBITDA and Adjusted Net Income (Loss) going forward.

(4)	We add back the interest expense related to all outstanding corporate debt, excluding outstanding principal balances related to the Roar 1 SPV Credit Facility and the Roar 2 SPV Credit Facility. For U.S. GAAP reporting purposes, interest expense related to corporate debt is included within interest expense in the statement of operations.

Changes in Financial Condition to December 31, 2021 from December 31, 2020

	December 31,	December 31,	Change
	2021	2020	$	%
	(In thousands, except for percentages)
Assets
Cash and restricted cash	$246,224	$20,927	$225,297	1,076.6%
Receivables	153,741	68,794	84,947	123.5%
Allowance for losses on receivables	(22,323)	(9,127)	(13,196)	144.6%
Receivables, net	131,418	59,667	71,751	120.3%
Property and equipment, net	1,801	502	1,299	258.8%
Goodwill and intangible assets, net	77,665	30,840	46,825	151.8%
Other assets	34,430	11,707	22,723	194.1%
Total assets	$491,538	$123,643	$367,895	297.5%
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Equity (Deficit)
Liabilities:
Debt agreements	186,591	46,602	139,989	300.4%
Accounts payable and accrued liabilities	63,453	20,968	42,485	202.6%
Warrant liability	8,260	24,667	(16,407)	(66.5)%
Total liabilities	258,304	92,237	166,067	180.0%
Redeemable convertible preferred stock (Series A-1, A-2, A-3, B, B-2, C, C-1)	-	288,183	(288,183)	(100.0)%
Redeemable noncontrolling interests	-	71,852	(71,852)	(100.0)%
Stockholders’ equity (deficit):
Common Stock	23	-	23	0.0%
Additional paid-in capital	708,175	-	708,175	0.0%
Accumulated deficit	(465,264)	(327,629)	(137,635)	42.0%
Treasury stock	(9,700)	(1,000)	(8,700)	870.0%
Total stockholders’ equity (deficit)	233,234	(328,629)	561,863	(171.0)%
Total liabilities, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit)	$491,538	$123,643	$367,895	297.5%

Assets

Cash and restricted cash

Cash and restricted cash increased by $225.3 million, or 1,076.6%, to $246.2 million as of December 31, 2021, as compared to $20.9 million as of December 31, 2020. Refer to the “Cash Flows” section below for further discussion on the net cash provided by (used in) operating activities, investing activities and financing activities during the period.

Receivables, net

Receivables, net increased by $71.8 million, or 120.3%, to $131.4 million as of December 31, 2021, as compared to $59.7 million as of December 31, 2020. This increase was primarily driven by the increase in Total Originations, including Credit Builder Plus loans and Instacash advances, membership fees and Instacash tips and instant transfer fees as Instacash continued to see strong growth. This was partially offset by the decrease in ML Plus loans as we completed our transition to Credit Builder Plus loans in 2020 as well as unsecured personal loans as we phased out this offering in 2020. Refer to the “Results of Operations for the twelve months ended December 31, 2021 and 2020” section above for further discussion on the changes in revenues and provisions for loss on receivables.

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased by $46.8 million, or 151.8%, to $77.7 million as of December 31, 2021, as compared to $30.8 million as of December 31, 2020. This increase was attributable to the MALKA Acquisition, which closed in the fourth quarter of 2021.

Other assets

Other assets increased by $22.7 million, or 194.1%, to $34.4 million as of December 31, 2021, as compared to $11.7 million as of December 31, 2020. This was primarily attributable to an increase in prepaid expenses of $7.2 million, including $5.4 million in insurance premiums, receivable from payment processor – debit card collections and others of $12.3 million and other assets of $3.2 million.

Liabilities

Debt agreements

Debt agreements increased by $140.0 million, or 300.4%, to $186.6 million as of December 31, 2021, as compared to $46.6 million as of December 31, 2020. This increase was primarily attributable to $146.0 million of aggregate new debt related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and the additional $20.0 million borrowings on the Second Lien Loan (as defined herein), partially offset by the conversion of the fair value Subordinated Convertible Notes (as defined herein) of $14.0 million, repayment of $5.0 million of the Second Lien Loan and forgiveness of the PPP Loan of $3.2 million. Refer to the Part II, Item 8 “Financial Statements and Supplementary Data — Debt” for further discussion on financing transactions during the period.

Accounts payable and accrued expenses

Accounts payable and accrued expenses increased by $42.5 million, or 202.6%, to $63.5 million as of December 31, 2021, as compared to $21.0 million as of December 31, 2020, which was attributable to an increase in operating expenses during the period, $5.4 million of accrued liability related to insurance premiums, $3.7 million of transaction costs related to the Business Combination that remain unpaid as of December 31, 2021 and $18.0 million of contingent consideration related to the MALKA Acquisition. Refer to the “Results of Operations for the Twelve Months Ended December 31, 2021 and 2020” section above for further discussion on operating expense activity during the period.

Warrant liability

Warrant liability decreased by $16.4 million, or 66.5%, to $8.3 million as of December 31, 2021, as compared to $24.7 million as of December 31, 2020. Part of the change is due to the conversion of older warrants and acquisition of new warrants as part of the Business Combination described in Note 3, “Business Combination.” Also refer to the “Results of Operations for the Twelve Months Ended December 31, 2021 and 2020” section above for further discussion on the change in fair value of warrant liability.

Liquidity and Capital Resources

As a result of the Business Combination, we raised net proceeds of $293.2 million, including the contribution of cash held in Fusion’s trust account from its initial public offering of $91.1 million, post redemption of Fusion’s common stock held by Fusion’s public stockholders prior to the Business Combination, and $250.0 million of private investment in public equity (“PIPE”) at $10.00 per share of MoneyLion Class A Common Stock, net of transaction expenses. Prior to the Business Combination, the funds received from previous common stock and redeemable convertible preferred stock equity financings, as well as the Company’s ability to obtain lending commitments, provided the liquidity necessary for the Company to fund its operations. We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital needs for at least the next twelve months. Our future financing requirements will depend on several factors including our growth, the timing and level of spending to support continued development of our platform, the expansion of marketing activities and merger and acquisition activity. In addition, growth of our finance receivables increases our liquidity needs, and any failure to meet those liquidity needs could adversely affect our business. Additional funds may not be available on terms favorable to us or at all. If the Company is unable to generate positive operating cash flows, additional debt and equity financings or refinancing of existing debt financings may be necessary to sustain future operations. As part of the Even Acquisition, which closed on February 17, 2022, we agreed to pay approximately $14.5 million in cash to certain Even Financial management equityholders.

The following table presents the Company’s cash, restricted cash and receivable from payment processor, as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Cash	$201,763	$19,406
Restricted cash	44,461	1,521
Receivable from payment processor - Debit card collections	16,681	5,600
Receivable from payment processor - Other	3,156	1,936

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the twelve months ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by operating activities	$(8,569)	$3,028
Net cash used in investing activities	(144,361)	(42,747)
Net cash provided by financing activities	378,227	14,833
Net change in cash and restricted cash	$225,297	$(24,886)

Operating Activities

Net cash used in operating activities was $8.6 million for the twelve months ended December 31, 2021 compared to net cash provided by operating activities of $3.0 million for the twelve months ended December 31, 2020. The primary driver was a decrease in profitability of approximately $12.6 million during the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020, primarily as the result of increases in marketing expenses, other direct costs, personnel expenses, bank and payment processor fees, professional fees and other expenses, which were partially offset by increases in net revenues.

Investing Activities

Net cash used in investing activities was $144.4 million and $42.7 million for the twelve months ended December 31, 2021 and 2020, respectively. The increase in cash used in investing activities was primarily related to an increase in net originations and collections of finance receivables of $90.2 million and $12.1 million spent on the MALKA Acquisition during the twelve months ended December 31, 2021.

Financing Activities

Net cash provided by financing activities was $378.2 million and $14.8 million for the twelve months ended December 31, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily attributable to net proceeds from the Business Combination of $293.2 million, proceeds of $146.0 million from aggregate new debt related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and an increase in proceeds from the issuance of convertible notes of $26.8 million, partially offset by an increase in outflows to noncontrolling interests of $73.9 million and payments for redeemed common stock and stock options of $22.4 million.

Financing Arrangements

Refer to the Part II, Item 8 “Financial Statements and Supplementary Data — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2021:

	Twelve Months Ended December 31,
	Total	2022	2023 – 2024	2025 – 2026	Thereafter
	(In thousands)
First Lien Loan	$24,028	$21,667	$2,361	$-	$-
Second Lien Loan	20,000	13,333	6,667	-	-
ROAR 1 SPV Credit Facility	78,000	-	-	78,000	-
ROAR 2 SPV Credit Facility	68,000	-	-	68,000	-
Operating lease obligations	4,554	1,242	2,312	1,000	-
Total	$194,582	$36,242	$11,340	$147,000	$-

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part II, Item 8 “Financial Statements and Supplementary Data — Debt” in this Annual Report on Form 10-K.

Equity

MoneyLion Class A Common Stock

After the Business Combination Closing, MoneyLion’s Certificate of Incorporation authorized the issuance of an aggregate of 2,200 million shares of capital stock, consisting of 2,000,000,000 shares of MoneyLion Class A Common Stock, $0.0001 par value per share and 200,000,000 shares of preferred stock, $0.0001 par value per share. Immediately following the Business Combination, 970,000 shares of MoneyLion Class A Common Stock were redeemed for $9.7 million.

Redeemable Convertible Preferred Stock

For more information regarding our redeemable convertible preferred stock, see Part II, Item 8 “Financial Statements and Supplementary Data — Redeemable Convertible Preferred Stock” in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At December 31, 2021, the Company did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K for a description of critical accounting policies and estimates.

Recently Issued and Adopted Accounting Pronouncements

See Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements that may potentially impact our results of operations, financial condition or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rates Risk

Interest rates may adversely impact our customers’ level of engagement on our platform and ability and willingness to pay outstanding amounts owed to us. While we do not charge interest on a lot of our products, higher interest rates could deter customers from utilizing our credit products and other loans. Moreover, higher interest rates may lead to increased delinquencies, charge-offs and allowances for loans and interest receivable, which could have an adverse effect on our operating results.

Certain of our funding arrangements, and future funding arrangements may, bear a variable interest rate. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of December 31, 2021, would result in an approximately $0.4 million impact to annual interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MoneyLion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MoneyLion Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Austin, Texas

March 17, 2022

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2021	2020

Assets
Cash, including amounts held by variable interest entities (VIEs) of $0 and $390	$201,763	$19,406
Restricted cash, including amounts held by VIEs of $39,396 and $0	44,461	1,521
Receivables	153,741	68,794
Allowance for losses on receivables	(22,323)	(9,127)
Receivables, net, including amounts held by VIEs of $92,796 and $52,264	131,418	59,667
Property and equipment, net	1,801	502
Intangible assets, net	25,124	9,275
Goodwill	52,541	21,565
Other assets	34,430	11,707
Total assets	$491,538	$123,643
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Deficit
Liabilities:
Secured loans	43,591	24,395
Accounts payable and accrued liabilities	63,453	20,968
Subordinated convertible notes, at fair value	-	14,000
Related party loan	-	5,000
Warrant liability	8,260	24,667
Other debt, including amounts held by VIEs of $143,000 and $0	143,000	3,207
Total liabilities	258,304	92,237
Commitments and contingencies (Note 17)
Redeemable convertible preferred stock (Series A-1, A-2, A-3, B, B-2, C, C-1), $0.0001 par value; 0 and 7,471,198 shares authorized, 0 and 7,085,923 issued and outstanding at December 31, 2021 and December 31, 2020; aggregate liquidation preference of $0 and $288,183 at December 31, 2021 and December 31, 2020(1)	-	288,183
Redeemable noncontrolling interests	-	71,852
Stockholders’ equity (deficit):
Class A Common Stock, $0.0001 par value; 2,000,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively, 231,452,448 and 230,482,448 issued and outstanding, respectively, as of December 31, 2021 and 0 issued and outstanding as of December 31, 2020	23	-
Additional paid-in capital	708,175	-
Accumulated deficit	(465,264)	(327,629)
Treasury stock at cost, 970,000 and 44,924 shares at December 31, 2021 and December 31, 2020, respectively	(9,700)	(1,000)
Total stockholders’ equity (deficit)	233,234	(328,629)
Total liabilities, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit)	$491,538	$123,643

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

	December 31,
	2021	2020

Revenue
Net interest income on finance receivables	$7,002	$4,347
Membership subscription revenue	32,357	25,994
Affiliates income	10,900	2,234
Fee income	116,131	46,639
Other income	4,721	197
Total Revenues, net	171,111	79,411
Operating expenses
Marketing	43,170	11,060
Provision for loss on receivables	60,749	21,294
Other direct costs	8,864	4,336
Interest expense	7,251	2,950
Personnel expenses	45,878	24,200
Underwriting expenses	8,253	6,242
Information technology expenses	7,488	7,041
Bank and payment processor fees	24,565	13,737
Change in fair value of warrant liability	39,629	14,419
Change in fair value of subordinated convertible notes	41,877	4,000
Change in fair value of contingent consideration from mergers and acquisitions	6,229	-
Professional fees	19,847	8,396
Depreciation and amortization expense	2,392	1,108
Occupancy expense	997	1,233
Gain on foreign currency translation	(431)	(179)
Other operating expenses	19,172	1,155
Total operating expenses	335,930	120,992
Net loss before income taxes	(164,819)	(41,581)
Income tax expense	56	6
Net loss	$(164,875)	$(41,587)
Net income attributable to redeemable noncontrolling interests	(12,776)	(8,409)
Reversal of previously accrued (accrual of) dividends on redeemable convertible preferred stock	42,728	(17,209)
Net loss attributable to common shareholders	$(134,923)	$(67,205)

Net loss per share, basic and diluted(1)	$(1.39)	$(1.49)
Weighted average shares used in computing net loss per share, basic and diluted(1)	97,158,738	45,177,217

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details. Because the Company had a net loss in the twelve months ended December 31, 2021 and 2020, the Company’s potentially dilutive securities, which include stock options, restricted stock units, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders for these periods is the same.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’ Equity
	Shares (1)	Amount	Interests	Shares (1)	Amount	Capital	Deficit	Stock	(Deficit)
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$-	$-	$(327,629)	$(1,000)		$(328,629)
Stock-based compensation	-	-	-	-	-	5,039	-	-		5,039
Exercise of stock options and warrants	-	-	-	788,774	-	252	-	-		252
Accrued dividends on redeemable convertible preferred stock	-	14,292	-	-	-	(2,606)	(11,686)	-		(14,292)
Preferred stock conversion	(116,264,374)	(302,475)	-	116,264,374	12	250,761	51,702	-		302,475
Reverse capitalization on September 22, 2021	-	-	-	62,223,940	11	437,948	-	1,000		438,959
Redemption of common stock	-	-	-	(970,000)	-	-	-	(9,700)		(9,700)
Redemption of stock options	-	-	-	-	-	(12,741)	-	-		(12,741)
Issuance of common stock in connection with the acquisition of Malka Media Group LLC	-	-	-	4,181,441	-	28,707	-	-		28,707
Issuance of common stock in connection with business contracts	-	-	-	123,199	-	815	-		-	815
Contributions from redeemable noncontrolling interests	-	-	53,000	-	-	-	-	-		-
Redemptions by redeemable noncontrolling interests	-	-	(127,391)	-	-	-	-	-		-
Distributions to redeemable noncontrolling interests	-	-	(10,237)	-	-	-	-	-		-
Net income (loss)	-	-	12,776	-	-	-	(177,651)	-		(177,651)
Balances at December 31, 2021	-	$-	$-	230,482,448	$23	$708,175	$(465,264)	$(9,700)		$233,234

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares (1)	Amount	Interests	Shares (1)	Amount	Capital	Deficit	Stock	Deficit
Balances at January 1, 2020	103,598,936	$231,020	$73,977	44,198,935	$-	$-	$(262,208)	$(1,000)	$(263,208)
Stock-based compensation	-	-	-	-	-	1,650	-	-	1,650
Exercise of stock options and warrants	-	-	-	3,671,785	-	134	-	-	134
Issuance of Series C-1 in connection with the acquisition of WTI	8,853,530	27,929	-	-	-	-	-	-	-
Issuance of Series C-1 redeemable convertible preferred stock	3,811,908	12,025	-	-	-	-	-	-	-
Accrued dividends on redeemable convertible preferred stock	-	17,209	-	-	-	(1,784)	(15,425)	-	(17,209)
Redemption of common stock	-	-	-	-	-	-	-	-	-
Redemption of stock options	-	-	-	-	-	-	-	-	-
Contributions from redeemable noncontrolling interests	-	-	10,750	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(17,489)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(3,795)	-	-	-	-	-	-
Net income (loss)	-	-	8,409	-	-	-	(49,996)	-	(49,996)
Balances at December 31, 2020	116,264,374	$288,183	$71,852	47,870,720	$-	$-	$(327,629)	$(1,000)	$(328,629)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(164,875)	$(41,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on receivables	60,749	21,294
Depreciation and amortization expense	2,392	1,108
Change in deferred fees and costs, net	1,827	1,103
Change in fair value of warrants	39,629	14,419
Change in fair value of subordinated convertible notes	41,877	4,000
Change in fair value of contingent consideration from mergers and acquisitions	6,229	-
Gain on PPP Loan forgiveness	(3,207)	-
Gains on foreign currency translation	(431)	(179)
Stock compensation expense	5,039	1,650
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(449)	231
Other assets	(17,050)	(4,199)
Accounts payable and accrued liabilities	19,701	5,188
Net cash (used in) provided by operating activities	(8,569)	3,028
Cash flows from investing activities:
Net originations and collections of finance receivables	(131,737)	(41,562)
Purchase of property, equipment and software	(479)	(1,185)
Acquisition of Malka Media Group LLC, net of cash acquired	(12,145)	-
Net cash used in investing activities	(144,361)	(42,747)
Cash flows from financing activities:
Repayments to secured/senior lenders	(798)	(18,333)
Repayment of related party loan	(5,000)	-
Proceeds from issuance of related party loan	-	5,000
Proceeds from issuance of special purpose vehicle credit facilities	146,000	-
Proceeds from issuance of subordinated convertible notes	36,750	10,000
Borrowings from secured lenders	20,000	16,697
Payment of deferred financing costs	(5,147)	-
Redemption of founders common stock	(9,700)	-
Payment of redeemed stock options	(12,741)	-
Proceeds from issuance of common stock related to exercise of stock options and warrants	252	134
Proceeds from reverse capitalization, net of transaction costs	293,239	-
Issuance of Series C-1 preferred stock	-	12,025
Contributions from redeemable noncontrolling interests	53,000	10,750
Redemptions by redeemable noncontrolling interests	(127,391)	(17,645)
Distributions to noncontrolling interests	(10,237)	(3,795)
Net cash provided by financing activities	378,227	14,833

Net change in cash and restricted cash	225,297	(24,886)
Cash and restricted cash, beginning of year	20,927	45,813
Cash and restricted cash, end of year	$246,224	$20,927

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,378	$3,090

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends on redeemable convertible preferred stock	$(14,292)	$(17,209)
Series C-1 redeemable convertible preferred stock issued to acquire WTI	$-	$27,929
Conversion of preferred stock to common stock	$302,475	$-
Issuance of common stock related to convertible debt	$92,627	$-
Issuance of common stock related to warrants exercised	$85,502	$-
Acquisition of private warrants	$29,466	$-

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On September 22, 2021 (the “Business Combination Closing Date”), MoneyLion Inc., formerly known as Fusion Acquisition Corp. (prior to the Business Combination Closing Date, “Fusion” and after the Business Combination Closing Date, “MoneyLion” or the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 11, 2021 and amended on June 28, 2021 and September 4, 2021 (the “Merger Agreement”), by and among Fusion, ML Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Fusion (“Merger Sub”), and MoneyLion Technologies Inc., formerly known as MoneyLion Inc. (prior to the Business Combination Closing Date, “MoneyLion” or the “Company”, and after the Business Combination Closing Date, “Legacy MoneyLion”), a Delaware corporation.

Pursuant to the terms of the Merger Agreement, immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Business Combination Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion, continuing the existing business operations. MoneyLion’s Class A common stock, par value $0.0001 per share (the “MoneyLion Class A Common Stock”), is listed on the New York Stock Exchange under the ticker symbol “ML.”

As previously announced, on February 11, 2021, concurrently with the execution of the Merger Agreement, Fusion entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, Fusion agreed to issue and sell in private placements an aggregate of 25,000,000 shares (“PIPE Shares”) of MoneyLion Class A Common Stock to the PIPE Investors for $10.00 per share, for an aggregate commitment amount of $250,000 (the “PIPE Financing”). Pursuant to the Subscription Agreements, Fusion gave certain re-sale registration rights to the PIPE Investors with respect to the PIPE Shares. The PIPE Financing was consummated substantially concurrently with the Business Combination Closing.

MoneyLion was founded in 2013, and the Company’s headquarters is located in New York, New York. The Company operates a personal finance platform (the “Platform”) that provides a mobile app that is designed to help users simplify their personal financial management and improve their financial health, giving users access to credit, investment, banking and other financial services and provide them with a single place to track spending, savings and credit. The Platform is based upon analytical models that power recommendations which are designed to help users achieve their financial goals ranging from building savings, improving credit health and managing unexpected expenses. Investment management services are provided by ML Wealth LLC, a wholly owned subsidiary of the Company, which is a Securities and Exchange Commission (“SEC”) registered investment advisor.

On November 15, 2021, MoneyLion acquired MALKA Media Group LLC (“MALKA”). MALKA is a creator network and content platform that produces digital media and content across entertainment, sports, games, live streaming and other sectors. MALKA’s content capabilities can drive industry-leading customer acquisition and retention at scale to help accelerate MoneyLion’s customer growth. By combining MALKA’s capabilities with MoneyLion’s financial products and extensive first-party data, MoneyLion hopes to turn the MoneyLion mobile application into a daily destination for its customers with personalized content that educates, informs and supports customers’ financial decisions.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive income (loss); therefore, there is no difference between net loss and comprehensive loss for the twelve months ended December 31, 2021 and 2020. Certain reclassifications have been made to the prior period financial statements to conform to the classification adopted in the current period.

Receivables originated on the Company’s platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through Invest in America Credit Fund 1 LLC (“IIA”) until the end of the fourth quarter of 2021. IIA is organized as a Delaware limited liability company and is treated as a partnership for United States income tax purposes. IIA’s membership interests were issued in separately designated series, with each series consisting of Class A Units and Class B Units. IIA investors owned all non-voting Class B Units of the applicable series they invested in, which entitled them to a targeted, non-guaranteed, preferred return of typically 12% per year. ML Capital III LLC (“ML Capital III”), an indirect wholly owned MoneyLion subsidiary, is the managing member of IIA and owned the Class A Units of each series, which entitled ML Capital III to returns that exceeded the targeted preferred return on the Class B Units (if any). IIA used proceeds from the sale of Class B Units to investors to purchase borrower payment dependent promissory notes from Invest in America Notes I SPV LLC (“IIA Notes SPV I”) and Invest in America Notes SPV IV LLC (“IIA Notes SPV IV”) (collectively “IIA Notes SPVs”). The collateral consisted of a portfolio of underlying MoneyLion loans and advance receivables. Investors in Class B Units funded their investment into IIA at the time of subscription, which proceeds were used to finance receivables originated on MoneyLion’s platform. Generally, an IIA investor was able to request redemption of all or a portion of their capital account, after a 120-day notice period, and in increments of $100,000, five days after the expiration of the applicable lock-up period, unless otherwise agreed between investors in a particular series and the Company. Unless a redemption request was made, both the IIA investor’s capital contribution and their related Class B returns were automatically reinvested in new notes. ML Capital III, as the managing member of IIA, had the contractual right to suspend redemptions in certain circumstances and without prior notice to the IIA investors. However, the IIA investors’ right to redemption may not have been entirely within the control of the Company and therefore the IIA investors’ share of the IIA is presented on the Company’s consolidated balance sheet as temporary equity at the redemption value. Redemptions were $127,391 and $17,489 for the twelve months ended December 31, 2021 and 2020, respectively, of which $1,500 was unpaid as of December 31, 2020. Distributions, if any, to IIA investors were made at the discretion of the Company or, if agreed between the Company and a particular IIA investor or series, in accordance with the applicable subscription agreements. The Company had identified IIA, IIA Notes SPV I and IIA Notes SPV IV as variable interest entities (“VIEs”) due to the fact that the Class A Units are entitled to residual income/loss in IIA. The Company had identified itself as the primary beneficiary of these VIEs because it directed the activities of the VIEs that most significantly impacted the VIEs’ economic performance. As the primary beneficiary of the VIEs, the Company had consolidated the balances of the VIEs into the financial statements. The IIA Class B Units are reflected in the Company’s consolidated financial statements as redeemable noncontrolling interests totaling $71,852 as of December 31, 2020. Net income in consolidated VIEs were attributed to redeemable noncontrolling interests based on the investors’ respective interests in the net assets of the consolidated VIE. Net income attributable to the noncontrolling interests in IIA, IIA Notes SPV I and IIA Notes SPV IV represented interest income.

Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. By December 2021, investor balances were returned to all IIA Class B Unit holders and as of December 31, 2021, IIA had no assets. As a result, only Class A units remain which are wholly owned by ML Capital III making IIA and the IIA Notes SPVs indirect wholly owned MoneyLion subsidiaries, and therefore as of December 31, 2021 there was no longer a noncontrolling interest related to IIA and the IIA Notes SPVs. For more information on the alternative financing sources, see Note 9. “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and adjustments to eliminate intercompany transactions and balances, necessary for a fair presentation of its financial position and its results of operations, changes in redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit) and cash flows.

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements included, but are not limited to, revenue recognition, provision for transaction losses, accounting for business combinations, determination of useful lives of property and equipment, valuation and useful lives of intangible assets, impairment assessment of goodwill, internal-use software, valuation of common stock, valuation of stock warrants, valuation of convertible notes, stock option valuations, income taxes, and the recognition and disclosure of contingent liabilities. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Revenue Recognition and Related Receivables—The ML Plus membership was developed to allow customers to access affordable credit through asset collateralization, build savings, improve financial literacy and track their financial health. In 2019 the Company began offering the Credit Builder Plus membership, which is intended to emphasize the program’s ability to help customers build credit while also saving. These programs are offered directly to MoneyLion customers. Members also receive access to the Company’s banking account, managed investment services, credit tracking services and Instacash advances. Revenue is recognized as the Company transfers control of promised goods or services to members, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfilment of the promise, and has the latitude in establishing pricing, among other factors. Based on the Company’s evaluation of these factors, revenue is recorded either gross or net of costs associated with the transaction.

Membership subscription revenue is recognized on a daily basis throughout the term of the individual subscription agreements, as the control of the membership services is delivered to the customer evenly throughout that term. Membership receivables are recorded at the amount billed to the customer. The Company policy is to suspend recognition of subscription revenue when the last scheduled subscription payment is 30 days past due, or when, in the Company’s estimation, the collectability of the account is uncertain. Membership subscription revenue is recognized gross over time.

Members of the Credit Builder Plus membership program typically receive the cash related to loans and interest-free Instacash advances in 1-3 business days. Members may elect to receive cash immediately through the Company’s instant transfer option. The Company charges a fee when the instant transfer option is elected by a member. Instant transfer fees are recognized gross over the term of the loan or Instacash advance, as the services related to these fees are not distinct from the services of the loan or Instacash advance. The receivable related to the instant transfer option fee is recorded at the amount billed to the customer.

With respect to the Company’s Instacash advance service, the Company provides customers with the option to provide a tip for the offering. Fees earned on tips are recognized gross over the term of the Instacash advance, as the services related to these fees are not distinct from the services of the Instacash advance. Advances typically include a term of 30 days or less, depending on the individual’s pay cycle. The Company’s policy is to suspend the account when an advance is 60 days or more past the scheduled payment date on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain. The receivable related to the tip is recorded at the amount billed to the customer.

Affiliate revenue is generated by displaying ads on the Company’s mobile application and by sending emails or other messages to customers promoting affiliate services. For affiliate services, the Company enters into agreements with the affiliates in the form of a signed contract, which specify the terms of the services and fees, prior to running advertising and promotional campaigns. The Company recognizes revenue from the display of impression-based ads and distribution of impression-based emails in the period in which the impressions are delivered in accordance with the contractual terms of the customer arrangements. Impressions are considered delivered when a member clicks on the advertisement or promotion.

Interest income and the related accrued interest receivables on loan-related finance receivables is accrued based upon the daily principal amount outstanding except for when these loans are on nonaccrual status. The Company recognizes interest income using the interest method. The Company’s policy is to suspend recognition of interest income on finance receivables and place the loan on nonaccrual status when the account is 60 days or more past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due.

Digital media and content production services provided to third parties are generally earned and recognized over time as the performance obligations within the contracts are satisfied. The revenue is recorded in other income in the statement of operations. Contracts for digital media and content production services are typically short-term.

Allowance for Losses on Receivables—An allowance for losses on finance receivables and related accrued interest and fee receivables is established to provide for probable losses incurred in the Company’s finance receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of many factors, including changes in the nature, volume, and risk characteristics of the finance receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the borrower’s ability to pay. The allowance is developed on a general basis and each period management assesses each product type by origination cohort in order to determine the forecasted performance of those cohorts and arrive at an appropriate allowance rate for that period. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

The Company’s charge-off policy is to charge-off finance receivables for loans and related accrued interest receivables, net of expected recoveries, in the month in which the account becomes 90 days contractually past due and charge-off finance receivables for advances and related fee receivables in the month in which the account becomes 60 days past due. If an account is deemed to be uncollectable prior to this date, the Company will charge-off the receivable in the month it is deemed uncollectable.

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

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has one business activity and there are no segment managers who are held accountable for material operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company has one operating segment, and therefore, one reportable segment.

Governmental Regulation—The Company is subject to various state and federal laws and regulations in each of the states in which it operates, which are subject to change and may impose significant costs or limitations on the way the Company conducts or expands its business. The Company’s loans are originated under individual state laws, which may carry different rates and rate limits, and have varying terms and conditions depending upon the state in which they are offered. The Company is licensed or exempt from licensing to make loans in substantially all states in the United States of America. Other governmental regulations include, but are not limited to, imposed limits on certain charges, insurance products and required licensing and qualification.

Fair Value Measurements—Assets and liabilities recorded at fair value on a recurring basis in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1:	Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3:	Valuations for assets and liabilities that are derived from other valuation methodologies including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections determined by management in estimating the fair value assigned to such assets or liabilities.

The Company evaluates the significance of transfers between levels based upon the nature of the financial instruments and size of the transfer relative to total net assets available for benefits. For the years ended December 31, 2021 and 2020, there were no transfers in or out of levels 1, 2 or 3.

Net Loss Per Share—The Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered the redeemable convertible preferred stock to be a participating security as the holders are entitled to receive aggregated accrued and not paid dividends if/when declared by the board of directors at a dividend rate payable in preference and priority to the holders of common stock.

Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses, which is consistent with the if converted method of calculation. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted stock units, right to receive Earnout Shares, as defined in Note 3, “Business Combination,” and warrants to purchase redeemable convertible preferred stock and common stock were considered common shares equivalents but had been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss attributable to all classes of common stockholders, diluted net loss per share attributable to all classes of common stockholders is the same as basic net loss per share attributable to all classes of common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net losses attributable to common stockholders for the fiscal years ended December 31, 2021 and 2020.

Cash—Cash includes cash and cash equivalents held at financial institutions. For purposes of the consolidated financial statements, the Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. At times, the Company may maintain deposits with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits, but management believes any such amounts do not represent a significant credit risk.

Restricted Cash—Restricted cash consists of cash required to be held on reserve by the Company’s vendors for purposes of loan or advance processing or funding and cash on hand in the VIEs. All cash accounts are held in federally insured institutions, which may at times exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Goodwill—The Company performs goodwill impairment testing annually, on the last day of the fiscal year or more frequently if indicators of potential impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company first evaluates whether it is more likely than not that the fair value of the reporting unit has fallen below its carrying amount. No indicators of fair value falling below the reporting unit carrying amount were noted on a quantitative or qualitative basis during the fiscal year 2021 assessment.

Intangible Assets— The Company’s intangible assets are made up of internal use software and acquired proprietary technology, customer relationships and trade names. The Company capitalizes qualifying internal use software development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs incurred during the application development stage internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of three years. Costs related to preliminary project activities and post-implementation operation activities, including training and maintenance, are expensed as incurred.

Impairment of Long-Lived Assets— Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges were recognized during the years ended December 31, 2021 and 2020.

Income Taxes— Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

Stock-Based Compensation— The Company accounts for its stock options granted to employees or directors as stock-based compensation expense based on their grant date fair value. The Company uses an option valuation model to measure the fair value of options at the date of grant.

The Company accounts for the restricted stock units granted to employees or directors as stock-based compensation expense based on their grant date fair value. The grant date fair value is based on the price of MoneyLion Class A Common Stock on the day of the grant.

The fair value of the awards is recognized as an expense over the requisite service period in the Company’s consolidated statement of operations. Forfeitures are accounted for as they are incurred.

Warrant Liability— The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815. The Company accounts for its outstanding Public Warrants and Private Placement Warrants (as defined in Note 14. “Stock Warrants”) in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”).

The Company determined that the Private Placement Warrants do not meet the criteria for equity treatment thereunder. For issued or modified warrants that do not meet all the criteria for equity treatment, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As such, each Private Placement Warrant is recorded as a liability and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model.

The Public Warrants meet the conditions for equity classification in accordance with ASC 815-40. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

Subordinated Convertible Notes— As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option to account for its Subordinated Convertible Notes (as defined below). In accordance with ASC 825, the Company records these Subordinated Convertible Notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statement of operations. As a result of applying the fair value option, direct costs and fees related to the Subordinated Convertible Notes were expensed as incurred and were not deferred. The Company concluded that it was appropriate to apply the fair value option to the Subordinated Convertible Notes because there are no non-contingent beneficial conversion options related to the Subordinated Convertible Notes.

The Subordinated Convertible Notes were valued using a scenario-based discounted cash flow analysis. The Company estimated the probability and timing of the scenarios based on management’s assumptions and knowledge of specified events at issuance and as of each reporting date. The Subordinated Convertible Notes are classified as Level 3 because of the Company’s reliance on unobservable assumptions.

Contingent consideration from mergers and acquisitions— The Company determined that the contingent consideration related to the MALKA earnout provisions do not meet the criteria for equity treatment. For provisions that do not meet all the criteria for equity treatment, the contingent consideration is required to be recorded at fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as a non-cash gain or loss on the statements of operations. As such, the MALKA earnout provision is recorded as a liability and any change in fair value is recognized in the Company’s statements of operations. The fair value of the MALKA earnout was estimated using a Monte Carlo Simulation Model.

Property and Equipment— Property and equipment is carried at cost. Depreciation is determined principally under the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Leasehold improvements	5 - 15 years
Furniture and fixtures	5 - 7 years
Computers and equipment	2 - 5 years

Debt Issuance Costs— Costs incurred to obtain debt financing are capitalized and amortized into interest expense over the life of the related debt using a method that approximates the effective interest method. Debt issuance costs are recorded as a contra debt balance in the accompanying consolidated financial statements.

Marketing Costs— Costs related to marketing activities are expensed as incurred.

Recently Adopted Accounting Pronouncements—

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The new guidance provides for the deferral of implementation costs for cloud computing arrangements and expensing those costs over the term of the cloud services arrangement. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods in 2021. The adoption of the ASU did not have an impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide: (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted—

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

In February 2016, the FASB Issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for the Company on January 1, 2022. The Company is in the process of evaluating the impact that the pending adoption of this new guidance will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU is effective for nonpublic entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is in process of evaluating the impact that adoption of this new guidance will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions in which the reference LIBOR or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. This ASU is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company has no significant contracts based on LIBOR as of December 31, 2021. As such, the Company currently does not intend to elect the optional expedients and exceptions.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated standard will be effective for the Company on January 1, 2024; however, early adoption of the ASU is permitted on January 1, 2021. The Company is in process of evaluating the impact that the updated standard will have on its consolidated financial statements and related disclosures.

3. BUSINESS COMBINATION

On September 21, 2021, Fusion held a Special Meeting (the “Special Meeting”) at which the Fusion stockholders considered and adopted, among other matters, the Merger Agreement and the transactions contemplated therein (the “Business Combination Transactions”). On September 22, 2021, the parties to the Merger Agreement consummated the Business Combination Transactions.

Immediately prior to the time of filing of a certificate of merger with the Secretary of State of the State of Delaware upon consummation of the Merger, all issued and outstanding shares of Legacy MoneyLion preferred stock converted into shares of Legacy MoneyLion common stock (the “Legacy MoneyLion Common Stock”), par value $0.0001 per share (the “Conversion”), in accordance with Legacy MoneyLion’s amended and restated certificate of incorporation. At the Business Combination Closing Date:

●	all outstanding warrants to purchase shares of Legacy MoneyLion preferred stock or Legacy MoneyLion Common Stock (“Legacy MoneyLion Warrants”) were either exercised and ultimately converted into shares of Legacy MoneyLion Common Stock or terminated;

●	11,231,595 outstanding shares of Legacy MoneyLion Common Stock (which includes the shares of Legacy MoneyLion Common Stock issued to former holders of Legacy MoneyLion Warrants) were cancelled in exchange for the right to receive 184,285,695 shares of MoneyLion Class A Common Stock;

●	2,360,627 outstanding and unexercised options to purchase shares of Legacy MoneyLion Common Stock (“Legacy MoneyLion Options”) converted into options to acquire 38,732,676 shares of MoneyLion Class A Common Stock, of which 18,861,298 options are vested and 19,871,378 options are unvested; and

●

each holder of an outstanding share of Legacy MoneyLion Common Stock (following the Conversion) and/or Legacy MoneyLion Options (each such holder, an “Earnout Participant”) also received the right to receive the applicable pro rata portion of MoneyLion Class A Common Stock (the “Earnout Shares”) with respect to each share of MoneyLion Class A Common Stock or option exercisable for shares of MoneyLion Class A Common Stock, contingent upon MoneyLion Class A Common Stock reaching certain price milestones.  7.5 million and 10.0 million shares of MoneyLion Class A Common Stock will be issued if the MoneyLion Class A Common Stock share price equals or is greater than $12.50 and $16.50, respectively, for twenty out of any thirty consecutive trading days within five years of the Business Combination Closing Date. The Earnout Shares meet the conditions for equity classification in accordance with ASC 815-40.

In connection with the Business Combination Closing, holders of 25,887,987 shares of Fusion’s Class A common stock sold in its initial public offering (the “public shares”) exercised their right to have such shares redeemed for a pro rata portion of the proceeds from Fusion’s initial public offering held in Fusion’s trust account plus interest, calculated as of two business days prior to the consummation of the Business Combination, or approximately $10.00 per share and approximately $258,896 in the aggregate (the “Redemptions”). The consummation of the Business Combination Transactions resulted in approximately $293,239 in cash proceeds to MoneyLion, net of transaction expenses. Following the Redemptions and the issuance of PIPE Shares in connection with the PIPE Financing, 42,862,013 public shares remained outstanding (consisting of 25,000,000 shares held by PIPE Investors, 8,750,000 shares held by Fusion Sponsor LLC and 9,112,013 shares held by Fusion public stockholders).

Upon consummation of the Business Combination Transactions:

●	each outstanding share of Fusion Class B common stock automatically converted into one share of MoneyLion Class A Common Stock; and

●	outstanding warrants to purchase the common stock of Fusion automatically converted into warrants to purchase shares of MoneyLion Class A Common Stock.

As of the Business Combination Closing Date and following the completion of the sale of 25,000,000 shares of MoneyLion Class A Common Stock in the PIPE Financing, MoneyLion had the following outstanding securities:

●	227,147,708 shares of MoneyLion Class A Common Stock;

●	38,732,676 MoneyLion options, of which options to purchase 18,861,298 shares of MoneyLion Class A Common Stock were vested and options to purchase 19,871,378 shares of MoneyLion Class A Common stock were unvested; and

●	17,500,000 public warrants, each exercisable for one share of MoneyLion Class A Common Stock at a price of $11.50 per share and 8,100,000 private placement warrants, each exercisable for one share of MoneyLion Class A Common Stock at a price of $11.50 per share (assumed from Fusion).

Conversion of Legacy MoneyLion shares was calculated utilizing the exchange ratio of approximately 16.4078 per share of MoneyLion Class A Common Stock (the “Exchange Ratio”).

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under the guidance in ASC 805, Legacy MoneyLion is treated as the “acquirer” for financial reporting purposes. As such, Legacy MoneyLion is deemed the accounting predecessor of the combined business, and MoneyLion, as the parent company of the combined business, is the successor SEC registrant, meaning that Legacy MoneyLion’s financial statements for previous periods are disclosed in the registrant’s periodic reports filed with the SEC following the Business Combination. The Business Combination had a significant impact on the MoneyLion’s reported financial position and results as a consequence of the reverse recapitalization. The most significant change in MoneyLion’s reported financial position and results was an estimated net increase in cash (as compared to the MoneyLion’s consolidated balance sheet at December 31, 2020) of approximately $293,239. This included approximately $250,000 in proceeds from the PIPE Financing that was consummated substantially simultaneously with the Business Combination, offset by additional transaction costs incurred in connection with the Business Combination. The transaction costs for the Business Combination were approximately $56,638, of which $13,150 represents deferred underwriter fees related to Fusion’s initial public offering. As of December 31, 2021, $3,673 in transaction costs remained unpaid.

The transaction closed on September 22, 2021, and on the following day the MoneyLion Class A Common Stock and Public Warrants began trading on the New York Stock Exchange under the symbols “ML” and “ML WS”, respectively, for trading in the public market.

4. RECEIVABLES

The Company’s finance receivables consist of secured personal loans, unsecured personal loans and principal amounts of Instacash advances. Accrued interest receivables represent the interest accrued on the loan receivables based upon the daily principal amount outstanding. Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash advance product. Membership receivables represent the amounts billed to customers for membership subscription services. The credit quality and future repayment of finance receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or advance terms. When assessing provision for losses on finance receivables, the Company takes into account the composition of the outstanding finance receivables, charge-off rates to date and the forecasted principal loss rates. Please see the tables below for the finance receivable activity, charge-off rates and aging by product for the twelve months ended December 31, 2021 and 2020. The Company has experienced significant growth in Instacash, a shorter-term advance product with lower charge-off rates than loans. As Instacash has become a larger component of finance receivable activity, the overall charge-off rate has decreased significantly.

Receivables consisted of the following:

	December 31,	December 31,
	2021	2020
Unsecured personal loan receivables	$1	$66
Secured personal loan receivables	77,491	43,804
Loan receivables	77,492	43,870
Instacash receivables	62,783	18,888
Finance receivables	140,275	62,758
Fees receivable	8,366	2,913
Membership receivables	3,099	1,885
Deferred loan origination costs	929	615
Accrued interest receivable	1,072	623
Receivables, before allowance for loan losses	$153,741	$68,794

Changes in the allowance for losses on receivables were as follows:

	Twelve Months Ended December 31,
	2021	2020
Beginning balance	$9,127	$6,613
Provision for loss on receivables	60,749	21,294
Receivables charged off	(75,557)	(39,004)
Recoveries	28,004	20,224
Ending balance	$22,323	$9,127

Changes in allowance for losses on finance receivables were as follows:

	Twelve Months Ended December 31,
	2021	2020
Beginning balance	$9,127	$6,613
Provision for loss on receivables	51,975	18,082
Finance receivables charged off	(65,711)	(33,719)
Recoveries	26,234	18,151
Ending balance	$21,625	$9,127

Changes in allowance for losses on membership receivables were as follows:

	Twelve Months Ended December 31,
	2021	2020
Beginning balance	$-	$-
Provision for loss on receivables	3,170	1,856
Membership receivables charged off	(3,446)	(3,620)
Recoveries	554	1,764
Ending balance	$278	$-

Changes in allowance for losses on fees receivable were as follows:

	Twelve Months Ended December 31,
	2021	2020
Beginning balance	$-	$-
Provision for loss on receivables	5,604	1,356
Fees receivable charged off	(6,400)	(1,665)
Recoveries	1,216	309
Ending balance	$420	$-

The following is an assessment of the credit quality of finance receivables as of December 31, 2021 and 2020 and presents the contractual delinquency of the finance receivable portfolio:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Current	$122,477	87.3%	$54,247	86.4%

Delinquency:
31 to 60 days	13,397	9.6%	6,148	9.8%
61 to 90 days	4,401	3.1%	2,363	3.8%
Total delinquency	17,798	12.7%	8,511	13.6%
Finance receivables before allowance for loan losses	$140,275	100.0%	$62,758	100.0%

The following is an assessment of the credit quality of loans as of December 31, 2021 and 2020 and presents the contractual delinquency of the finance receivable loans portfolio:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Current	$66,514	85.8%	$38,133	86.9%

Delinquency:
31 to 60 days	6,577	8.5%	3,374	7.7%
61 to 90 days	4,401	5.7%	2,363	5.4%
Total delinquency	10,978	14.2%	5,737	13.1%
Loan receivables before allowance for loan losses	$77,492	100.0%	$43,870	100.0%

The following is an assessment of the credit quality of Instacash as of December 31, 2021 and 2020 and presents the contractual delinquency of the finance receivable Instacash portfolio:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Current	$55,963	89.1%	$16,114	85.3%

Delinquency:
31 to 60 days	6,820	10.9%	2,774	14.7%
61 to 90 days	-	0.0%	-	0.0%
Total delinquency	6,820	10.9%	2,774	14.7%
Instacash receivables before allowance for loan losses	$62,783	100.0%	$18,888	100.0%

The following is an assessment of the credit quality of membership receivables as of December 31, 2021 and 2020 and presents the contractual delinquency of the membership receivable portfolio:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Current	$2,227	71.8%	$1,586	84.1%

Delinquency:
31 to 60 days	514	16.6%	168	9.0%
61 to 90 days	358	11.6%	131	6.9%
Total delinquency	872	28.2%	299	15.9%
Membership receivables before allowance for loan losses	$3,099	100.0%	$1,885	100.0%

The following is an assessment of the credit quality of fees receivable as of December 31, 2021 and 2020 and presents the contractual delinquency of the fees receivable portfolio:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Current	$6,682	79.9%	$2,435	83.6%

Delinquency:
31 to 60 days	1,684	20.1%	478	16.4%
61 to 90 days	-	0.0%	-	0.0%
Total delinquency	1,684	20.1%	478	16.4%
Fees receivable before allowance for loan losses	$8,366	100.0%	$2,913	100.0%

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Leasehold improvements	$545	$464
Furniture and fixtures	573	448
Computers and equipment	2,209	796
	3,327	1,708
Less: accumulated depreciation	(1,526)	(1,206)
Furniture and equipment, net	$1,801	$502

Total depreciation expense related to property and equipment was $343 and $317 for the twelve months ended December 31, 2021 and 2020, respectively.

6. INTANGIBLE ASSETS

Goodwill as of December 31, 2021 and 2020 was $52,541 and $21,565, respectively. The increase relates to goodwill acquired from the acquisition of MALKA. See Note 17, “Mergers and Acquisitions,” for more information regarding goodwill and other intangible assets acquired from MALKA.

Intangible assets consisted of the following:

		December 31,	December 31,
	Useful Life	2021	2020
Capitalized internal-use software	3 years	$5,493	$5,374
Work in process		1,481	1,481
Proprietary technology	7 years	6,130	6,130
Customer relationships	15 years	5,960	-
Trade names	15 years	11,820	-
Less: accumulated amortization		(5,760)	(3,710)
Intangible assets, net		$25,124	$9,275

For the twelve months ended December 31, 2021 and 2020, total amortization expense was $2,049 and $791, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at December 31, 2021 for the years ending:

2022	$2,648
2023	2,221
2024	2,072
2025	2,061
2026	2,061
Thereafter	12,580
$23,643

7. OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2021	2020
Receivable from payment processor - Debit card collections	$16,681	$5,600
Receivable from payment processor - Other	3,156	1,936
Prepaid expenses	8,836	1,591
Other	5,757	2,580
Total other assets	$34,430	$11,707

8. VARIABLE INTEREST ENTITIES

The following table summarizes the VIEs’ assets and liabilities included in the Company’s consolidated financial statements, after intercompany eliminations, as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Assets:
Cash	$-	$390
Restricted cash	39,396	-
Finance receivables	109,877	60,845
Allowance for losses on finance receivables	(17,081)	(8,581)
Finance receivables, net	92,796	52,264
Total assets	$132,192	$52,654

Liabilities:
Other debt	$143,000	-
Total liabilities	$143,000	$-

By December 2021, IIA and the IIA Notes SPVs became indirect wholly owned MoneyLion subsidiaries, removing the variable interest in those entities. See Note 1. “Description of Business and Basis of Presentation” for more information.

Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party lenders (the “SPV Credit Facilities”). The Company may sell certain loan and Instacash receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (the “SPV Borrowers”), which pledge such receivables as collateral to support the financing of additional receivables. The underlying loan and Instacash receivables are originated and serviced by other wholly owned subsidiaries of the Company. The SPV Borrowers are required to maintain pledged collateral consisting of loan and Instacash receivables with a net asset balance that equals or exceeds 90% of the aggregate principal amounts of the loans financed through the SPV Credit Facilities. Proceeds received from the SPV Credit Facilities can only be used to purchase loans and Instacash receivables. The payments and interest, as applicable, received from the loans and Instacash receivables held by the SPV Borrowers are used to repay obligations under the SPV Credit Facilities. While the SPV Credit Facilities and related agreements provide assurances to the third-party lenders regarding the quality of loan and Instacash receivables and certain origination and servicing functions to be performed by other wholly owned subsidiaries of the Company, the third-party lender may absorb losses in the event that the payments and interest, as applicable, received in connection with the loan and Instacash receivables are not sufficient to repay the loans made through the SPV Credit Facilities.

The Company is required to evaluate the SPV Borrowers for consolidation, which the Company has concluded are VIEs. The Company has the ability to direct the activities of the SPV Borrowers that most significantly impact the economic performance of the wholly owned subsidiaries that act as the originators and servicer of the loan and Instacash receivables held by the SPV Borrowers. Additionally, the Company has the obligation to absorb losses related to the pledged collateral in excess of the aggregate principal amount of the receivables and the right to proceeds related to the excess loan and Instacash receivables securing the SPV Credit Facilities once all loans and interest under such SPV Credit Facilities are repaid, which exposes the Company to losses and returns that could potentially be significant to the SPV Borrowers. Accordingly, the Company determined it is the primary beneficiary of the SPV Borrowers and is required to consolidate them as indirect wholly owned VIEs. For more information, see Note 9. “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

9. DEBT

SPV Debt Agreements — In March 2018, and then in April 2018, IIA Notes SPV II LLC and IIA Notes SPV III LLC, indirect wholly owned subsidiaries of the Company, entered into Loan and Security Agreements (the “SPV Debt Agreements”) with separate lenders establishing a total credit facility of a minimum of $20.0 million, which could have been increased to $27.0 million upon mutual agreement between the lenders and the Company. The SPV Debt Agreements matured at various dates through 2020 and carried a total interest rate of 14%. The Company borrowed a total of $22.0 million under these credit facilities. In January 2019, the Company repaid $11.0 million of the secured debt outstanding under the SPV Debt Agreements. In August 2020, IIA Notes SPV III LLC repaid in full the approximately $11.5 million that remained outstanding under the SPV Debt Agreements and terminated the facility.

6.75% Bank Loan — In September 2018, the Company entered into a Loan and Security Agreement (the “6.75% Bank Loan”) with a bank for a 6.75% $20 million loan. Interest only was payable monthly through September 27, 2019. According to the terms of the 6.75% Bank Loan, the outstanding principal on that date was converted to a term loan payable with principal and interest payable in 36 monthly installments, maturing on September 27, 2022. The 6.75% Bank Loan was paid off in 2020.

Second Lien Loan — In April 2020, the Company entered into a Loan and Security Agreement (“Second Lien Loan”) with a lender for a second-lien loan facility with an initial principal balance of $5,000. The Second Lien Loan bears interest at the greater of (a) 12%, and (b) a fluctuating rate of interest per annum equal to the Wall Street Journal Prime Rate plus 5.75%, not to exceed 15%. As of December 31, 2021, the interest rate was 12%. Interest only is payable until April 30, 2022, and thereafter outstanding principal will be repaid in twelve equal installments through the facility maturity date of May 1, 2023. The Second Lien Loan is secured by substantially all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including IIA and all of the related SPVs, ROAR 1 SPV Finance LLC and ROAR 2 SPV Finance LLC. Under the terms of the Second Lien Loan the Company is subject to certain covenants, as defined. The Company used the Second Lien Loan proceeds for general corporate purposes. On August 27, 2021, the Company entered into a Second Amendment to the Loan and Security Agreement that refinanced the Second Lien Loan and increased principal borrowings up to an aggregate principal amount of $25,000, and with Monroe Capital Management Advisors, LLC replacing MLi Subdebt Facility 1 LLC as collateral agent and administrative agent for the lenders. The other material terms of the loan remained the same. Upon the consummation of the Business Combination, the Company repaid the original $5,000 principal balance owed to MLi Subdebt Facility 1 LLC, together with accrued interest and fees. As of December 31, 2021, the $20,000 principal balance owed to affiliates of Monroe Capital Management Advisors, LLC remained outstanding.

First Lien Loan — In July 2020, the Company entered into a Loan and Security Agreement (“First Lien Loan”) with a bank for a $25.0 million first-lien loan facility consisting of a $20.0 million revolving credit line and $5.0 million term loan. The revolving line bears interest at the greater of (i) Wall Street Journal Prime Rate plus 2.25% and (ii) 6.50%. As of December 31, 2021, the revolving line interest rate was 6.5%. The revolving line matures on May 1, 2022. The term loan bears interest at the greater of (i) Wall Street Journal Prime Rate plus 3.25% and (ii) 7.50%. As of December 31, 2021, the term loan interest rate was 7.5%. Interest only on the term loan was payable until September 1, 2021, and thereafter outstanding principal is payable in thirty-nine equal instalments through the facility maturity date of May 1, 2024. The First Lien Loan is secured on a first-priority basis by all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including IIA and all of the related SPVs, ROAR 1 SPV Finance LLC and ROAR 2 SPV Finance LLC. Under the terms of the First Lien Loan, the Company is subject to certain covenants, as defined. Additionally, the Company granted the bank lender warrants to receive 12,792 shares of Legacy MoneyLion Common Stock, at an exercise price as defined in the First Lien Loan, which were exercised as part of the Business Combination. The Company used the First Lien Loan proceeds to repay in full the 6.75% Bank Loan and for general corporate purposes. As of December 31, 2021, $24,028 of principal remained outstanding.

Subordinated Convertible Notes— In December 2020, the Company sold to a third-party lender $10,000 of 3% subordinated convertible notes maturing on July 31, 2021, the proceeds of which were used to conduct its business.

In January 2021, the Company sold to third-party lenders $36,750 of 3% subordinated convertible notes as part of the same series of notes issued in December 2020 maturing on July 31, 2021 (collectively, the “Subordinated Convertible Notes”), the proceeds of which were used to conduct its business. Upon maturity or certain events, the Subordinated Convertible Notes could have been converted into preferred shares at conversion prices as defined in the Subordinated Convertible Notes. In July 2021, the Subordinated Convertible Note agreements were amended to extend the maturity date to September 30, 2021. The Company elected the fair value option to account for the Subordinated Convertible Notes. The Company recorded the Subordinated Convertible Notes at fair value and subsequently remeasured it to fair value at the reporting date. Changes in fair value were recognized as a component of operating expenses in the consolidated statements of operations under Change in fair value of subordinated convertible notes. On September 22, 2021, the Business Combination was completed and the Subordinated Convertible Notes were converted into a total of 10,068,133 shares of MoneyLion Class A Common Stock. Prior to the conversion, the carrying value of the Subordinated Convertible Notes was $92,627.

Other Debt—

In August 2016, the Company entered into a $50,000 credit and security agreement (the “2016 Credit Agreement”) with a lender for the funding of finance receivables. The 2016 Credit Agreement allowed for increases in the maximum borrowings under the agreement up to $500,000, bore interest at a rate as defined in the 2016 Credit Agreement and matured in February 2023. The 2016 Credit Agreement also required the Company to adhere to certain financial covenants along with certain other financial reporting requirements. The Company did not meet certain of these covenant requirements as of December 31, 2019, for which it received a waiver from the lender. The 2016 Credit Agreement was terminated upon the Business Combination Closing by mutual agreement of the Company and the lender; there was no outstanding balance under the 2016 Credit Agreement at the time of termination.

In connection with the 2016 Credit Agreement, the Company granted warrants allowing the lender to purchase up to 2.5% of Legacy MoneyLion’s outstanding common stock, or 255,402 warrants. All tranches were exercised and converted into MoneyLion Class A Common Stock in connection with the Business Combination.

In April 2020, the Company borrowed $3,207 from a bank under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program introduced as part of the U.S. Government’s COVID-19 relief efforts (the “PPP Loan”). In June 2021, the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP Loan of $3,207 which resulted in a gain which is included as a component of other operating (income) expenses in the consolidated statements of operations during the twelve months ended December 31, 2021.

In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 1 SPV Borrower”), entered into a $100,000 credit agreement (the “ROAR 1 SPV Credit Facility”) with a lender for the funding of finance receivables, which secure the ROAR 1 SPV Credit Facility. The ROAR 1 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $200,000, bears interest at a rate of 12.5% and matures in March 2025, unless it is extended to March 2026. Under the terms of the ROAR 1 SPV Credit Facility, the ROAR 1 SPV Borrower is subject to certain covenants. As of December 31, 2021, there was a $78,000 outstanding principal balance under the ROAR 1 SPV Credit Facility. The principal balance is secured by $61,732 of finance receivables.

In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 2 SPV Borrower”), entered into a $125,000 credit agreement (the “ROAR 2 SPV Credit Facility”) with a lender for the funding of finance receivables, which secure the ROAR 2 SPV Credit Facility. The ROAR 2 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $300,000, bears interest at a rate of 12.5% and matures in December 2025, unless it is extended to December 2026. Under the terms of the ROAR 2 SPV Credit Facility, the ROAR 2 SPV Borrower is subject to certain covenants. As of December 31, 2021, there was a $68,000 outstanding principal balance under the ROAR 2 SPV Credit Facility. The principal balance is secured by $48,145 of finance receivables.

Debt Maturities— Of the principal related to the Company’s debt agreements, $35,000, $8,333, $695 and $146,000 will be repaid during the years ended December 31, 2022, 2023, 2024 and 2025, respectively.

10. INCOME TAXES

For the years ended December 31, 2021 and 2020, income tax expense computed at the federal statutory income tax rate of 21% differed from the recorded amount of income tax expense due primarily to state income taxes and permanent differences.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2021		2020
Federal statutory rate	$(37,290)	21.00%	$(14,112)	21.00%
Effect of:
State taxes, net of federal tax benefit	(6,324)	3.56%	(1,377)	2.05%
Deferred rate change	(367)	0.21%	(89)	0.13%
Change in fair value of subordinated convertible notes	8,794	(4.95)%	—	—%
Change in fair value of warrant liability	8,322	(4.69)%	—	—%
Accrued dividends on redeemable convertible preferred stock	—	—%	3,614	(5.38)%
Return to provision	3,453	(1.94)%
Other permanent differences	(473)	0.27%	3,320	(4.94)%
Other	1,180	(0.66)%	1,084	(1.61)%
Change in valuation allowance	22,761	(12.83)%	7,566	(11.26)%
Total	$56	(0.03)%	$6	(0.01)%

The income tax (benefit) expense is as follows:

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	56	6
	56	6

Deferred taxes	—	—
Income tax benefit	$56	$6

The tax effects of the primary temporary differences included in net deferred tax assets and liabilities are shown in the following table:

	December 31,
	2021	2020
Net operating loss carryforwards	$72,867	$57,092
Allowance for losses on finance receivables	6,318	2,283
Research and development credit	1,173	1,173
Stock compensation	326	206
Legal reserve	465	—
Other	2,317	387
Total deferred tax assets, gross	83,466	61,141
Less: valuation allowance	(81,860)	(59,099)
Total deferred tax assets, net	1,606	2,042

Deferred finance receivable fees and costs, net	(261)	(154)
Depreciation of furniture and equipment	(1,312)	(1,888)
Other	(33)	—
Total deferred tax liabilities	(1,606)	(2,042)
Total deferred tax assets (liabilities), net	$—	$—

As of December 31, 2021 and 2020, the Company maintained a valuation allowance of $81,860 and $59,099, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date and is unable to forecast when such deferred tax assets will be utilized. There was no other activity in the valuation allowance accounting during 2021 and 2020.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $22,761 and $7,566 during the twelve months ended December 31, 2021 and 2020, respectively.

Total U.S. federal and state operating loss carryforwards as of December 31, 2021 and 2020 were approximately $517,700 and $377,300, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. Federal net operating losses of approximately $248,600 carry forward indefinitely.

As of December 31, 2021, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

The Company primarily files income tax returns in the United States federal jurisdiction and various states. The Company’s U.S. federal returns and state returns are no longer subject to income tax examinations for taxable years before 2018.

The Company has performed a review to determine whether the future utilization of net operating loss and credit carryforwards will be restricted due to ownership changes that have occurred. The study determined that there will be no utilization limit after December 31, 2025. The review did not consider whether the future utilization of net operating loss and credit carryforwards will be restricted under IRC sections 382 and 383 due to ownership changes that occurred in the MALKA acquisition. However, based on the value of the Company at the date of change, the Company believes that there would not be a limitation triggered by the ownership change and therefore would not result in any adjustment to the deferred tax assets. Due to the net operating loss carryforwards, the statute of limitations remains open for federal and state returns.

11. COMMON STOCK

Following the Business Combination Closing on September 22, 2021, 970,000 shares of MoneyLion Class A Common Stock were redeemed for $9,700.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Each share of Legacy MoneyLion’s redeemable convertible preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of fully paid and non-assessable shares of Legacy MoneyLion Common Stock as could be determined by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion.

Pursuant to the Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of MoneyLion Class A Common Stock after giving effect to the Exchange Ratio upon the Business Combination Closing. See Note 3, “Business Combination” for additional information on the Business Combination.

13. STOCK-BASED COMPENSATION

2014 Stock Option Plan

Prior to the Business Combination, MoneyLion’s Amended and Restated 2014 Stock Option Plan (the “2014 Plan”) allowed the Company to provide benefits in the form of stock options. The Company had designated a total of 2,492,060 shares of common stock to the 2014 Plan. Upon the Business Combination Closing, the remaining unallocated share reserve under the 2014 Plan was cancelled and no new awards will be granted under such plan.

2021 Stock Incentive Plan

At the Special Meeting, Fusion stockholders approved the Omnibus Incentive Plan (the “2021 Plan”). As of the Business Combination Closing, each Legacy MoneyLion Option that was outstanding and unexercised as of immediately prior to the Business Combination Closing Date automatically converted into the right to receive an option to acquire a number of shares of MoneyLion Class A Common Stock equal to the number of shares of Legacy MoneyLion Common Stock subject to such MoneyLion Option as of immediately prior to the Business Combination Closing Date, multiplied by the Exchange Ratio (rounded down to the nearest whole share), at an exercise price per share equal to the exercise price per share of such Legacy MoneyLion Option in effect immediately prior to the Business Combination Closing Date, divided by the Exchange Ratio (rounded up to the nearest whole cent). The intent behind the terms in the Merger Agreement related to the exchange of the Legacy MoneyLion Options was to provide the holders with awards of equal value to the original awards. Accordingly, the impact of the conversion was such that the number of shares issuable under the modified awards and the related exercise prices were adjusted using the Exchange Ratio with all other terms remaining unchanged. The conversion ratio adjustment was without substance (akin to a stock split), and therefore, the effect of the change in the number of shares and the exercise price and share value were equal and offsetting to one another. As a result, the fair value of the modified awards was equal to the fair value of the awards immediately before the modification and, therefore, there was no incremental compensation expense that should be recognized. There were no changes to the vesting period within the plan.

The 2021 Plan permits the Company to deliver up to 56,697,934 shares of MoneyLion Class A Common Stock pursuant to awards issued under the 2021 Plan, including 17,712,158 shares of MoneyLion Class A Common Stock and up to 38,985,776 shares of MoneyLion Class A Common Stock subject to outstanding prior awards. The number of shares of MoneyLion Class A Common Stock reserved for issuance under the 2021 Plan will automatically increase on each of January 1, 2022 and January 1, 2023 by an amount equal to the lesser of (i) 2% of the total number of outstanding shares of MoneyLion Class A Common Stock on December 31st of the immediately preceding calendar year and (ii) such smaller number of shares of MoneyLion Class A Common Stock as determined by the MoneyLion Board.

Stock-based compensation of $5,039 and $1,650 was recognized during the twelve months ended December 31, 2021 and 2020, respectively.

During 2021, the Company issued 627,228 restricted stock units (“RSUs”) at a weighted average grant date fair value per share of $5.97. All of RSUs remain unvested and outstanding as of December 31, 2021 and have unamortized expense of $3,344 which will be recognized over a weighted average of 2.15 years.

The weighted average grant date fair value of options granted during the twelve months ended December 31, 2021 and 2020 was $1.50 and $0.38, respectively. These prices were determined using the Black-Scholes Merton option pricing model, which analyzes volatility, lack of marketability, and comparable companies, among other factors in determining the fair value of each share granted. Options granted generally vest over four years and expire ten years from the grant date. Assumptions used for the options granted during the twelve months ended December 31, 2021 and 2020 are as follows:

	Twelve Months Ended December 31,
	2021	2020
Expected Volatility	65%	65%
Expected Dividend	-	-
Expected Term in Years	6.08	6.08
Expected Forfeitures	-%	-%
Risk Free Interest Rate	0.59%-0.67%	0.34%-1.47%

The following table represents activity within the 2021 Plan since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	35,453,516	$0.38	8.1 Years	$266,548
Options granted	6,524,723	2.57
Options exercised	(2,062,803)	0.34		$(13,268)
Options forfeited	(539,915)	0.93
Options expired	(1,916,974)	0.20
Options outstanding at December 31, 2021	37,458,547	$0.80	7.6 Years	$121,108
Exercisable at December 31, 2021	17,764,012	0.36	6.8 Years	$65,265
Unvested at December 31, 2021	19,694,535	$1.19

6,977,038 options vested during the twelve months ended December 31, 2021 with an aggregate intrinsic value of $24,982. Total compensation cost related to unvested options not yet recognized as of December 31, 2021 was $11,911 and will be recognized over a weighted average of 2.8 years.

14. STOCK WARRANTS

Public Warrants and Private Placement Warrants

As a result of the Business Combination, MoneyLion acquired from Fusion, as of September 22, 2021, public warrants outstanding to purchase an aggregate of 17,500,000 shares of the MoneyLion Class A Common Stock (the “Public Warrants”) and private placement warrants outstanding to purchase an aggregate of 8,100,000 shares of the MoneyLion Class A Common Stock (the “Private Placement Warrants” and together with the Public Warrants, the “warrants”). Each whole warrant entitles the registered holder to purchase one whole share of MoneyLion Class A Common Stock at a price of $11.50 per share, at any time commencing on 12 months from closing of Fusion’s initial public offering.

Redemption of Warrants for Cash

The Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the MoneyLion Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of MoneyLion Class A Common Stock and equity-linked securities for capital raising purposes in connection with the Business Combination Closing for any 20 trading days within a 30-trading day period ending three business days before we send to the notice of redemption to the warrant holders).

If and when the warrants become redeemable, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Except as described above, if holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering the warrants for that number of shares of MoneyLion Class A Common Stock equal to the quotient obtained by dividing the product of the number of shares of Money Lion Class A Common Stock underlying the warrants multiplied by the excess of the “historical fair market value” (defined below) less the exercise price of the warrants, by the historical fair market value. For these purposes, the “historical fair market value” shall mean the average last reported sale price of the MoneyLion Class A Common Stock. Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

The Public Warrants meet the conditions for equity classification in accordance with ASC 815-40. At the time of the Merger, the Public Warrants assumed by the Company were recorded at fair value within additional paid-in capital in the amount of $23,275.

As of December 31, 2021, the aggregate value of the Private Placement Warrants was $8,260, representing Private Placement Warrants outstanding to purchase 8,100,000 shares of MoneyLion Class A Common Stock. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants payable on the consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants payable in the consolidated statement of operations.

The Private Placement Warrants are measured at fair value on a recurring basis. The Private Placement Warrants were valued using a Black-Scholes Option Pricing Model, which is calculated using Level 3 inputs. The primary unobservable inputs utilized in determining fair value of the Private Placement Warrants is the expected volatility of the MoneyLion Class A Common Stock.

The following table presents the quantitative information regarding Level 3 fair value measurement of warrants:

December 31,
2021
Strike price	$11.50
Expected Volatility	61%
Expected Dividend	-
Expected Term in Years	4.73
Risk Free Interest Rate	1.22%
Warrant Value Per Share	1.02

The following table presents the changes in the fair value of the warrants:

December 31, 2021
Private Placement
Warrants
Initial Measurement, September 22, 2021	$29,466
Mark-to-market adjustment	$(21,206)
Warrants payable balance, December 31, 2021	$8,260

Legacy MoneyLion Warrants

See Note 3, “Business Combination” for details on the Legacy MoneyLion Warrants.

15. NET LOSS PER SHARE

The following table sets forth the computation of net loss per common share for the twelve months ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,
	2021	2020

Numerator:
Net loss	$(164,875)	$(41,587)
Net income attributable to redeemable noncontrolling interests	(12,776)	(8,409)
Accretion of issuance costs on redeemable convertible preferred stock	-	-
Reversal of previously accrued (accrual of) dividends on redeemable convertible preferred stock	42,728	(17,209)
Net loss attributable to common shareholders	$(134,923)	$(67,205)
Denominator:
Weighted-average common shares outstanding - basic and diluted (1)	97,158,738	45,177,217
Net loss per share attributable to common stockholders - basic and diluted	$(1.39)	$(1.49)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details. Additionally, included within net income attributable to common stockholders for the twelve months ended December 31, 2021 is an adjustment to reflect the reversal of previously accrued dividends on redeemable convertible preferred stock in the amount of $56,931 which were forfeited by the preferred stockholders in conjunction with the Business Combination.

The Company’s potentially dilutive securities, which include stock options, RSUs, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have an anti-dilutive effect for the twelve months ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Conversion of redeemable convertible preferred stock (1)	-	116,264,358
Warrants to purchase common stock and redeemable convertible preferred stock (1)	25,599,889	14,738,710
RSUs and options to purchase common stock (1)	38,085,775	35,453,516
Right to receive Earnout Shares	17,500,000	-
Total common stock equivalents	81,185,664	166,456,584

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination” for details.

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments— The Company leases various office space, including the corporate office location, from third parties under non-cancellable agreements which require various minimum annual rentals. Certain of the leases also require the payment of normal maintenance, utilities and related real estate taxes on the properties.

The total minimum lease payments as of December 31, 2021 are as follows:

2022	$776
2023	788
2024	811
2025	590
2026	140
Thereafter	-
$3,105

Rent expense totaled $997 and $1,233 for the years ended December 31, 2021 and 2020, respectively.

Legal Matters— The Company is subject to regulatory examination by the California Department of Financial Protection and Innovation (the “CA DFPI”). With respect to its activities in California, the Company received a report of examination in 2020 from the CA DFPI regarding MoneyLion of California, LLC, MoneyLion’s subsidiary, and a follow-up request for information in May 2021. This matter is ongoing, and the Company intends to continue to fully cooperate with the CA DFPI in this matter. In addition, the CA DFPI is currently conducting an industry-wide investigation of companies that provide earned wage access products and services, including Instacash. The Company intends to continue cooperating fully in this investigation and to that end entered into a memorandum of understanding (“MOU”) with the CA DFPI on February 23, 2021. The MOU requires the Company to regularly provide certain information to the CA DFPI and adhere to certain best practices regarding Instacash while the CA DFPI continues to investigate. Any potential impacts on the Company’s financial condition or operations relating to these CA DFPI matters are unknown at this time.

With respect to the Company’s activities in Minnesota, the Company received information requests in 2019, 2020 and 2021 from the Minnesota Department of Commerce (“Minnesota DOC”) regarding an investigation relating to the Company’s lending activity in Minnesota and its membership program. The Minnesota DOC previously informed the Company that it was no longer pursuing the investigation regarding the Company’s membership program but continued the investigation into lending activity. In December 2021, the Company signed a settlement order with the Minnesota DOC, which had no material impact on the Company’s financial condition or operations.

The Company is also in the process of responding to Civil Investigative Demands (“CIDs”) or other investigatory requests relating to its provision of consumer financial services from the office of the Attorney General of the Commonwealth of Virginia, the New York Attorney General’s Office, as well as the Colorado Department of Law. The Company is cooperating with each of these state regulators and intends to take any corrective actions required to maintain compliance with applicable state laws. The Company cannot predict the outcome or any potential impact on its financial condition or operations at this time.

In 2019, 2020 and 2021, the Company received CIDs from the Consumer Financial Protection Bureau (the “CFPB”) relating to the Company’s compliance with the Military Lending Act and its membership model. The Company will continue to provide to the CFPB all of the information and documents required by the CIDs and intends to continue to fully cooperate with the CFPB in this investigation. The investigation is ongoing and any potential impact on the Company’s financial condition or operations are unknown at this time.

In February and March 2021, the Company received investigative subpoenas from the Securities and Exchange Commission concerning IIA, which primarily held assets from institutional investors and was the Company’s primary source of funding for originated receivables through the end of the fourth quarter of 2021. The Company is cooperating with the investigation and cannot predict its outcome or any potential impact on the Company’s financial condition or operations.

17. MERGERS AND ACQUISITIONS

MALKA— On November 15, 2021, MoneyLion completed its acquisition (the “MALKA Acquisition”) of MALKA. MALKA is a creator network and content platform that provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors. The MALKA Acquisition accelerates MoneyLion’s ability to engage with consumers across all digital and emerging channels, allowing MoneyLion to directly connect with communities natively inside and outside of its existing platform. MoneyLion intends for MALKA to operate as an indirect, wholly-owned subsidiary of MoneyLion Inc. with MALKA’s pre-acquisition management team leading day-to-day operations.

The total purchase price of the MALKA Acquisition was approximately $52,685. MoneyLion issued 4,181,441 restricted shares of MoneyLion Class A Common Stock and paid $10,000 in cash to the sellers in exchange for all of the issued and outstanding membership interests of MALKA. MoneyLion also paid down $2,196 of MALKA debt facilities. The sellers may earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The $35 million payable in restricted shares based on 2021 and 2022 operating performance was valued at $11,782 as of the acquisition.

As of December 31, 2021, the payable in restricted shares based on 2021 and 2022 operating performance was valued at $18,011 and was included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2021. The $6,229 change in fair value since the MALKA Acquisition was included on the consolidated statement of operations as the change in fair value of contingent consideration from mergers and acquisitions.

The fair value of MALKA’s acquired assets and liabilities were as follows:

November 15,
2021

Assets
Cash and cash equivalents	$51
Property and equipment	1,281
Intangible assets	17,780
Goodwill	30,976
Other assets	4,858
Total assets	54,946
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	2,261
Total liabilities	2,261
Net assets and liabilities acquired	$52,685

Wealth Technologies Inc. — In December 2020, the Company acquired 100% of the outstanding common stock and Series A redeemable convertible preferred shares of Wealth Technologies, Inc. in exchange for 539,592 shares of the MoneyLion Series C-1 Redeemable Convertible Preferred Stock, representing total consideration of approximately $27,929, which provided the Company with WTI’s market-leading wealth management decisioning and administration technology. The co-founder and equity holder of WTI was a significant stockholder of Series A redeemable convertible preferred stock of Legacy MoneyLion and was the Chairman of the Legacy MoneyLion board of directors as of the date of the transaction. $6,130 of the total consideration was allocated to proprietary technology and $21,565 was allocated to goodwill.

18. RELATED PARTIES

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

During the year ended December 31, 2020, the Company earned affiliate revenue through an arrangement with an affiliated company in which the Company’s Chief Financial Officer holds a minority financial interest. The revenues related to this agreement included within the consolidated statement of operations were immaterial during the year ended December 31, 2020. The amounts due from the related party were not material as of December 31, 2020. There was no such activity during the year ended December 31, 2021.

In April 2020, the Company entered into a $5,000 secured loan facility with a lender that is controlled by a significant holder of Legacy MoneyLion’s redeemable convertible preferred stock. On August 27, 2021, the Company entered into an amendment that refinanced the secured loan facility with a non-related party lender. Interest expense included within the consolidated statement of operations was $421 during the year ended December 31, 2020.

In December 2020, the Company acquired 100% of the outstanding common stock and Series A redeemable convertible preferred shares of WTI. The co-founder and equity holder of WTI was also a significant stockholder of Legacy MoneyLion’s redeemable convertible preferred stock and was the Legacy MoneyLion Chairman as of the date of the transaction. For more information about the transaction, see Note 17, “Mergers and Acquisitions.”

Additionally, some of our directors hold financial interests in separate entities, which the Company utilized in the ordinary course of business during the years ended December 31, 2021 and 2020. The activity during the year ended December 31, 2020 was not material. The Company is party to an Amended and Restated Marketing Consulting Agreement, dated as of May 11, 2021 and as amended from time to time (the “Marketing Consulting Agreement”), with LeadGen Data Services LLC (“LeadGen”), pursuant to which LeadGen provides the Company with certain marketing, consumer acquisition, lead generation and other consulting services. For the year ended December 31, 2021, MoneyLion paid $6,624 to LeadGen and earned $7,083 of revenue under the Marketing Consulting Agreement.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 17, 2022, the date on which these consolidated financial statements were available to be issued, and concluded that the following subsequent events were required to be disclosed:

Even Financial, Inc. Acquisition— On February 17, 2022, the Company completed its previously announced acquisition (the “Even Acquisition”) of Even Financial Inc., a Delaware corporation (“Even Financial”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), by and among the Company, Epsilon Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Epsilon”), Even Financial and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as representative of the equityholders of Even Financial (the “Equityholders’ Representative”).

Founded in 2014, Even Financial digitally connects and matches consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps, websites and other consumer touchpoints through its marketplace technology. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, seamlessly bridging financial institutions and channel partners via its industry-leading API and embedded finance marketplaces.

The Even Acquisition strengthens MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s growing network includes over 400 financial institution partners and 500 channel partners, covering a breadth of financial services including loans, credit cards, mortgages, savings and insurance products. The Even Acquisition also expands MoneyLion’s addressable market, extends the reach of MoneyLion’s own products, diversifies its revenue mix and furthers MoneyLion’s ambition to be the premier financial super app for hardworking Americans.

At the closing of the Even Acquisition, the Company (i) issued to the equityholders of Even Financial an aggregate of 28,164,811 shares of the Series A Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Preferred Stock”), with a face value of $10.00 per share (the “Conversion Price”), (ii) paid to certain Even Financial management equityholders approximately $14.5 million in cash and (iii) exchanged 8,883,228 options to acquire Even Financial common stock for 5,901,846 options to acquire MoneyLion Class A Common Stock. The equityholders of Even Financial are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Preferred Stock, with a face value per share equal to the Conversion Price, based on the attributed revenue of Even Financial’s business during the 13-month period commencing January 1, 2022 (the “Earnout”). Based on the Conversion Price of the shares of Preferred Stock issued at the closing of the Even Acquisition and to be issued pursuant to the Earnout, the value of the options to acquire MoneyLion Class A Common Stock and the cash paid to the management equityholders, the total purchase price was approximately $440 million, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5.7 million of existing indebtedness of Even Financial.

Due to the closing of the Even Acquisition occurring on February 17, 2022, there has not been sufficient time to apply business combination accounting to the opening balance sheet or create the financial disclosures required by U.S. GAAP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Restatement of Q3 2021 Financial Statements

On March 10, 2022, the Company filed Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (the “Q3 10-Q/A”) in order to restate (the “Restatement”) the financial statements and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the SEC on November 15, 2021, arising from:

●	the manner in which the Company accounted for the conversion of subordinated convertible notes and exercise of stock warrants into equity in connection with the Business Combination Closing, as the subordinated convertible notes and the stock warrants should have been marked to fair value as of the Business Combination Closing, with the related change in fair value recorded in operating expenses before the liabilities were reclassified to equity, instead of reclassifying these liabilities to equity based on their June 30, 2021 fair value measurement; and

●	the failure to include the impact of dilutive securities in the calculation of diluted net income per share for the three months ended September 30, 2021.

Further information about the Restatement is described in the Q3 10-Q/A, filed with the SEC on March 10, 2022.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, in light of the Restatement, as well as the material weaknesses described under Part I, Item 1A “Risk Factors — Risks Relating to Our Business and Operations — MoneyLion has identified material weaknesses in its internal control over financial reporting that remain un-remediated as of December 31, 2021. If MoneyLion is unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” as of December 31, 2021, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our remediation efforts.

In connection with our remediation efforts of the material weakness in our internal control over financial reporting as of December 31, 2020 and December 31, 2019, as described further under Part I, Item 1A “Risk Factors — Risks Relating to Our Business and Operations — MoneyLion has identified material weaknesses in its internal control over financial reporting that remain un-remediated as of December 31, 2021. If MoneyLion is unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” and as part of our overall efforts to develop and refine our disclosure controls and procedures and improve our internal control over financial reporting as part of our obligations as a public company, we have added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise. We have also begun to design formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In addition, we have enhanced the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards.

In light of the errors resulting in the Restatement as described above, we intend to re-evaluate the design of, and validate, our internal controls to ensure that they appropriately address changes in our business that could impact our system of internal controls, review our current processes and procedures to identify potential control design enhancements to ensure that our financial reporting is complete and accurate and develop a monitoring protocol to enable management to validate the operating effectiveness of key controls over financial reporting. We believe that these actions will ultimately be effective in remediating the material weaknesses we have identified and will continue to evaluate our remediation efforts and report regularly to the Audit Committee of MoneyLion’s board of directors on the progress and results of our remediation plan. We intend to complete the remediation by December 31, 2022, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on September 22, 2021. Prior to the Business Combination, MoneyLion Inc. was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. Furthermore, Fusion, the legal acquirer in the Business Combination, was a non-operating public shell company prior to the Business Combination, and as such the internal controls of Fusion no longer exist as of the assessment date. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Executive and Director Compensation,” “Executive Compensation Arrangements” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Securities.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders under the heading “Audit Fee Disclosure.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, the representations, warranties, covenants and agreements contained in such exhibits were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreements instead of establishing these matters as facts and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Unless otherwise explicitly stated therein, investors and security holders are not third-party beneficiaries under any of the agreements attached as exhibits hereto and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates or businesses. Moreover, the assertions embodied in the representations and warranties contained in each such agreement are qualified by information in confidential disclosure letters or schedules that the parties have exchanged. Moreover, information concerning the subject matter of the representations and warranties may change after the respective dates of such agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Exhibit No.	Description
2.1†	Merger Agreement, dated as of February 11, 2021, by and among Fusion Acquisition Corp., ML Merger Sub Inc. and MoneyLion Inc. (incorporated by reference to Exhibit 2.1 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on August 30, 2021).
2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 2021, by and among MoneyLion Inc., Fusion Acquisition Corp. and ML Merger Sub Inc. (incorporated by reference to Exhibit 2.2 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on August 30, 2021).
2.3	Amendment No. 2 to Merger Agreement, dated as of September 4, 2021, by and among MoneyLion Inc., Fusion Acquisition Corp. and ML Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Fusion Acquisition Corp.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 8, 2021).
2.4†	Agreement and Plan of Merger, dated as of December 15, 2021, by and among MoneyLion, Inc., Epsilon Merger Sub Inc., Even Financial Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on December 21, 2021).
2.5†	Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2022, by and among MoneyLion, Inc., Epsilon Merger Sub Inc., Even Financial Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on February 17, 2022).
3.1	Fourth Amended and Restated Certificate of Incorporation of MoneyLion Inc. (incorporated by reference to Exhibit 3.1 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).
3.2	Amended and Restated Bylaws of MoneyLion Inc. (incorporated by reference to Exhibit 3.2 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).
3.3	Certificate of Designation of Series A Convertible Preferred Stock, dated February 15, 2022 (incorporated by reference to Exhibit 3.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on February 17, 2022).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on June 29, 2021).
4.2	Warrant Agreement, dated as of June 25, 2020, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Fusion Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2020).
4.3*	Description of Securities.

10.1

Registration Rights Agreement, dated as of September 22, 2021, by and among MoneyLion Inc., Fusion Sponsor LLC and certain stockholders and affiliates of MoneyLion Inc. (incorporated by reference to Exhibit 10.3 to MoneyLion Inc.’s Registration Statement on Form S-1(File 333-260254), filed with the SEC on October 14, 2021).

10.2+	MoneyLion Inc. Incentive Plan (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).
10.3+	MoneyLion Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).
10.4†	Amended and Restated Carrying Agreement, dated October 29, 2020, by and among DriveWealth, LLC and ML Wealth, LLC (incorporated by reference to Exhibit 10.5 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).
10.5*†	Amendment No. 1 to the Amended and Restated Carrying Agreement, dated March 31, 2021, by and between DriveWealth, LLC and ML Wealth, LLC.
10.6*†	Amendment No. 2 to the Amended and Restated Carrying Agreement, dated December 6, 2021, by and between DriveWealth, LLC and ML Wealth, LLC.
10.7†	Account Servicing Agreement, dated January 14, 2020, by and among ML Plus LLC and MetaBank, dba Meta Payment Systems. (incorporated by reference to Exhibit 10.6 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).
10.8*†	First Amendment to Account Servicing Agreement, dated December 8, 2021, by and between ML Plus LLC and MetaBank, N.A.
10.9†	Intellectual Property License Agreement, dated as of December 31, 2020, by and among WT IP Holdings, LLC and MoneyLion Inc. (incorporated by reference to Exhibit 10.7 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).
10.10†	Agreement and Plan of Merger, dated December 31, 2020, by and among MoneyLion Inc., WTI Merger Sub, Inc., Wealth Technologies Inc. and WT IP Holdings, LLC. (incorporated by reference to Exhibit 10.8 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).
10.11*†	Loan and Security Agreement, dated July 1, 2020, by and among Silicon Valley Bank, MoneyLion Inc. and ML Plus LLC (Conformed Copy through Fifth Loan Modification Agreement Dated December 29, 2021).
10.12†	Service Agreement, dated March 16, 2020, by and among ML Plus LLC and Galileo Financial Technologies, Inc. (f/k/a Galileo Processing, Inc.) (incorporated by reference to Exhibit 10.10 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).
10.13	Forms of Support Agreement (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on December 21, 2021).
10.14*+	MoneyLion Inc. Outside Director Compensation Program.
10.15+	Employment Agreement, dated as of November 19, 2019, by and between MoneyLion Inc. and Diwakar Choubey (incorporated by reference to Exhibit 10.5 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 28, 2021).
10.16+	Employment Agreement, dated as of November 19, 2019, by and between MoneyLion Inc. and Richard Correia (incorporated by reference to Exhibit 10.6 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 28, 2021).
14.1	Code of Business Conduct and Ethics of MoneyLion Inc., effective September 22, 2021 (incorporated by reference to Exhibit 14.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 22, 2021).
21.1*	List of subsidiaries of MoneyLion Inc.
23.1*	Consent of RSM US LLP independent registered public accounting firm to MoneyLion Inc.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+	Management contract or compensatory plan or arrangement.
†	Certain schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5), or certain portions of this exhibit have been redacted pursuant to Regulation S-K Item 601(b)(iv). The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit or an unredacted copy of the exhibit, as applicable, to the SEC upon request.

Item 16. Form 10-K Summary

The Company has elected not to include a Form 10-K summary under this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEYLION INC.

Date: March 17, 2022	By:	/s/ Richard Correia
Richard Correia Chief Financial Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Diwakar Choubey and Richard Correia, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2022.

Name	Position

/s/ Diwakar Choubey	Chief Executive Officer and Director
Diwakar Choubey	(Principal Executive Officer)

/s/ Richard Correia	Chief Financial Officer
Richard Correia	(Principal Financial and Accounting Officer)

/s/ John Chrystal	Chairman of the Board
John Chrystal

/s/ Gregory DePetris	Director
Gregory DePetris

/s/ Chris Sugden	Director
Chris Sugden

/s/ Jeffrey Gary	Director
Jeffrey Gary

/s/ Lisa Gersh	Director
Lisa Gersh

/s/ Matt Derella	Director
Matt Derella

/s/ Michael Paull	Director
Michael Paull

/s/ Annette Nazareth	Director
Annette Nazareth

/s/ Dwight L. Bush	Director
Dwight L. Bush