Form 10-Q
period 2022-03-31
MONEYLION INC.
filed 2022-05-16
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39346

MoneyLion Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0849243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 West 21st Street, 9th Floor New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(212) 300-9865

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

There were 235,665,550 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of May 6, 2022.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2022

i

INTRODUCTORY NOTE

On September 22, 2021 (the “Business Combination Closing Date”), MoneyLion Inc., formerly known as Fusion Acquisition Corp. (“Fusion”), consummated a business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. (“Legacy MoneyLion”). Pursuant to the Agreement and Plan of Merger, dated as of February 11, 2021 and amended on June 28, 2021 and September 4, 2021 (the “Merger Agreement”), by and among Fusion, ML Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Fusion (“Merger Sub”), and Legacy MoneyLion, immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Business Combination Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly-owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion Inc., continuing the existing business operations. MoneyLion’s Class A common stock, par value $0.0001 per share (the “MoneyLion Class A Common Stock”) is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ML.”

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “MoneyLion,” the “Company,” “we,” “us,” “our” and similar references refer to MoneyLion Inc. and, as context requires, its consolidated subsidiaries for the period following the Business Combination and to MoneyLion Technologies Inc. and, as context requires, its consolidated subsidiaries for the period prior to the Business Combination. “Fusion” refers to Fusion Acquisition Corp. prior to the Business Combination.

For convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the ®, TM and SM symbols, but we intend to assert, and notify others of, our rights in and to these trademarks and service marks to the fullest extent under applicable law.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated herein by reference, contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of MoneyLion Inc. and its wholly-owned subsidiaries. These statements are based on the beliefs and assumptions of the management of MoneyLion. Although MoneyLion believes that its respective plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, MoneyLion cannot assure you that it will achieve or realize these plans, intentions or expectations. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, MoneyLion’s management.

Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which may be beyond MoneyLion’s control. Forward-looking statements are not guarantees of future performance or outcomes, and MoneyLion’s actual performance and outcomes, including, without limitation, actual results of operations, financial condition and liquidity, and the development of the market in which MoneyLion operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

●	factors relating to the business, operations and financial performance of MoneyLion, including market conditions and global and economic factors beyond MoneyLion’s control, including the COVID-19 pandemic;

●	intense and increasing competition in the industries in which MoneyLion and its subsidiaries, including Malka Media Group LLC (“MALKA”) and Even Financial Inc. (“Even Financial”), operate, and demand for and consumer confidence in MoneyLion’s products and services, including as a result of any adverse publicity concerning MoneyLion;

●	MoneyLion’s ability to realize strategic objectives and avoid difficulties and risks of any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions;

●	MoneyLion’s reliance on third parties to provide services;

●	MoneyLion’s ability to service loans or advances properly and the performance of the loans and other receivables originated through MoneyLion’s platform;

●	MoneyLion’s ability to raise financing in the future, to comply with restrictive covenants related to its long-term indebtedness and to manage the effects of changes in the cost of capital;

●	MoneyLion’s success in retaining or recruiting, or changing as required, its officers, key employees and directors, including MALKA’s ability to retain its content creators;

●	MoneyLion’s ability to comply with the extensive and evolving laws and regulations applicable to its business;

●	risks related to the proper functioning of MoneyLion’s IT systems and data storage, including as a result of cyberattacks and other security breaches or disruptions suffered by MoneyLion or third parties upon which it relies;

●	MoneyLion’s ability to protect its intellectual property rights;

●	MoneyLion’s ability to comply with laws and regulations applicable to its business and the outcome of any legal or governmental proceedings that may be instituted against MoneyLion;

●	MoneyLion’s ability to establish and maintain an effective system of internal controls over financial reporting;

●	MoneyLion’s ability to maintain the listing of the MoneyLion Class A Common Stock and of MoneyLion’s publicly traded warrants to purchase MoneyLion Class A Common Stock (the “Public Warrants”) on the NYSE and any volatility in the market price of MoneyLion’s securities; and

●	other factors detailed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

These and other factors are more fully discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of your investment:

●	MoneyLion’s financial condition, results of operations and business may be adversely impacted by the COVID-19 pandemic, economic conditions and other factors that it cannot control. In an economic downturn, MoneyLion may not be able to grow its business or maintain expected levels of liquidity or revenue growth.

●	MoneyLion’s results of operations and future prospects depend on its ability to attract new and retain existing customers. MoneyLion faces intense and increasing competition and if it does not compete effectively, its competitive positioning and operating results may be harmed.

●	Demand for MoneyLion’s products or services may decline if it does not continue to innovate or respond to evolving technological or other changes. A significant change in consumer confidence in MoneyLion’s products or services or adverse publicity concerning MoneyLion, its business or its personnel could negatively impact MoneyLion’s business.

●	Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions could fail to achieve strategic objectives, disrupt MoneyLion’s ongoing operations or result in operating difficulties, liabilities and expenses, harm its business and negatively impact its results of operations.

●	Because MoneyLion relies on third parties to provide services, MoneyLion could be adversely impacted if such third parties fail to fulfill their obligations or if MoneyLion’s arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

●	If MoneyLion fails to comply with the applicable requirements of its third-party partners, they could seek to suspend or terminate MoneyLion’s accounts, which could adversely affect MoneyLion’s business. The loss of third-party service providers, or the failure by a third-party service provider to comply with legal or regulatory requirements or otherwise perform its functions properly may adversely MoneyLion’s business.

●	If MALKA or Even Financial, MoneyLion’s wholly-owned subsidiaries, is unable to remain competitive or retain key clients, their respective business and results of operations and financial position may be adversely affected. Increases in the costs of content may have an adverse effect on MALKA’s business, financial condition and results of operations.

●	If the information provided to MoneyLion by customers is incorrect or fraudulent, MoneyLion may misjudge a customer’s qualifications to receive its products and services and its results of operations may be harmed and could subject MoneyLion to regulatory scrutiny or penalties.

●	If loans and other receivables originated through MoneyLion’s platform do not perform, or significantly underperform, MoneyLion may incur financial losses on the receivables it originates or lose the confidence of its financing sources. In addition, a failure by MoneyLion to service loans or advances properly could result in lost revenue and negatively impact its business and operations or subject MoneyLion to regulatory scrutiny or penalties.

●	If MoneyLion’s existing funding arrangements are not renewed or replaced or its existing funding sources are unwilling or unable to provide funding to it on terms acceptable to it, or at all, it could have a material adverse effect on MoneyLion’s business, results of operations, financial condition, cash flows and future prospects. MoneyLion may be unsuccessful in managing the effects of changes in the cost of capital on its business.

●	MoneyLion’s engineering and technical development teams are based primarily in Malaysia, which could be adversely affected by changes in political or economic stability, or by government policies.

●	Systems defects, failures or disruptions, including events beyond MoneyLion’s control, and resulting interruptions in the availability of MoneyLion’s websites, applications, products, or services could harm MoneyLion’s business, harm its reputation, result in significant costs to MoneyLion, decrease MoneyLion’s potential profitability and expose it to substantial liability.

●	MoneyLion has a history of losses and may not achieve profitability in the future.

●	MoneyLion’s business is subject to extensive regulation, examination and oversight in a variety of areas. The legal and regulatory regimes governing certain of MoneyLion’s products and services are uncertain and evolving. Changing laws, regulations, interpretations or regulatory enforcement priorities may negatively impact the management of its business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered and ability to compete.

●	Cyberattacks and other security breaches or disruptions suffered by MoneyLion or third parties upon which it relies could have a materially adverse effect on MoneyLion’s business, harm its reputation and expose it to public scrutiny or liability.

●	While MoneyLion takes precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of MoneyLion’s products and services or subject MoneyLion to scrutiny or penalties.

●	MoneyLion may be unable to sufficiently obtain, maintain, protect or enforce its intellectual property and other proprietary rights. In addition, MoneyLion’s business and platform depend in part on intellectual property and proprietary rights and technology licensed from or otherwise made available to MoneyLion by third parties. If MoneyLion fails to comply with its obligations under license or technology agreements with third parties, MoneyLion may be required to pay damages and MoneyLion could lose license rights that are critical to its business.

●	MoneyLion has in the past been, and continues to be, subject to inquiries, subpoenas, exams, pending investigations and enforcement matters by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to MoneyLion’s business and results of operations.

●	The market price of MoneyLion’s securities may be volatile. In addition, MoneyLion’s failure to meet the continued listing requirements of the NYSE could result in a delisting of its securities.

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, the “Risk Factors” section in our 2021 Annual Report on Form 10-K, our consolidated financial statements and the related notes presented in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and the other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Cash	$185,009	$201,763
Restricted cash, including amounts held by variable interest entities (VIEs) of $61,888 and $39,396	63,978	44,461
Consumer receivables	153,634	153,741
Allowance for credit losses on consumer receivables	(22,291)	(22,323)
Consumer receivables, net, including amounts held by VIEs of $128,895 and $92,796	131,343	131,418
Enterprise receivables	14,207	6,002
Property and equipment, net	2,140	1,801
Intangible assets, net	212,948	25,124
Goodwill	161,678	52,541
Other assets	37,932	28,428
Total assets	$809,235	$491,538
Liabilities and Stockholders’ Equity
Liabilities:
Secured loans	$88,290	$43,591
Accounts payable and accrued liabilities	43,933	36,868
Warrant liability	4,350	8,260
Other debt, including amounts held by VIEs of $152,625 and $143,000	152,625	143,000
Other liabilities	81,948	26,585
Total liabilities	371,146	258,304
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 45,000,000 and 0 shares authorized as of March 31, 2022 and December 31, 2021, respectively, 28,693,931 shares issued and outstanding as of March 31, 2022 and 0 shares issued and outstanding as of December 31, 2021	194,675	-
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 236,520,057 and 235,550,057 issued and outstanding, respectively, as of March 31, 2022 and 231,452,448 and 230,482,448 issued and outstanding, respectively, as of December 31, 2021	24	23
Additional paid-in capital	723,394	708,175
Accumulated deficit	(470,304)	(465,264)
Treasury stock at cost, 970,000 shares at March 31, 2022 and December 31, 2021	(9,700)	(9,700)
Total stockholders’ equity	243,414	233,234
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$809,235	$491,538

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue
Service and subscription revenue	$67,146	$31,468
Net interest income on loan receivables	2,568	1,662
Total revenue, net	69,714	33,130
Operating expenses
Provision for credit losses on consumer receivables	23,044	5,708
Compensation and benefits	22,043	7,057
Marketing	11,416	4,363
Direct costs	21,204	9,903
Professional services	7,288	3,586
Technology-related costs	4,505	2,199
Other operating expenses	10,769	1,082
Total operating expenses	100,269	33,898
Net loss before other (expense) income and income taxes	(30,555)	(768)
Interest expense	(6,174)	(1,471)
Change in fair value of warrant liability	3,910	(31,230)
Change in fair value of subordinated convertible notes	-	(39,939)
Change in fair value of contingent consideration from mergers and acquisitions	(682)	-
Other (expense) income	(916)	27
Net loss before income taxes	(34,417)	(73,381)
Income tax (benefit) expense	(28,417)	25
Net loss	(6,000)	(73,406)
Net income attributable to redeemable noncontrolling interests	-	(2,767)
Accrual of dividends on preferred stock	(1,028)	(4,842)
Net loss attributable to common shareholders	$(7,028)	$(81,015)

Net loss per share, basic and diluted(1)	$(0.03)	$(1.68)
Weighted average shares used in computing net loss per share, basic and diluted(1)	230,737,284	48,348,187

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock (the “Legacy MoneyLion Common Stock”) for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 (the “Exchange Ratio”) in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable
	Convertible Preferred Stock (Series A)		Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at January 1, 2022	-	$-	230,482,448	$23	$708,175	$(465,264)	$(9,700)	$233,234
Stock-based compensation	-	-	-	-	3,268	-	-	3,268
Exercise of stock options and warrants and vesting of RSUs	-	-	899,901	-	421	-	-	421
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	-	-	4,167,708	1	4,682	-	-	4,683
Issuance of options and preferred stock in connection with Even Acquisition	28,693,931	193,647	-	-	8,963	-	-	8,963
Accrued dividends on preferred stock	-	1,028	-	-	(1,028)	-	-	(1,028)
Other	-	-	-	-	(1,087)	960	-	(127)
Net loss	-	-	-	-	-	(6,000)	-	(6,000)
Balances at March 31, 2022	28,693,931	$194,675	235,550,057	$24	$723,394	$(470,304)	$(9,700)	$243,414

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares (1)	Amount	Interests	Shares (1)	Amount	Capital	Deficit	Stock	Deficit
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$-	$-	$(327,629)	$(1,000)	$(328,629)
Stock-based compensation	-	-	-	-	-	518	-	-	518
Exercise of stock options and warrants	-	-	-	732,444	-	245	-	-	245
Accrued dividends on redeemable convertible preferred stock	-	4,842	-	-	-	(763)	(4,079)	-	(4,842)
Contributions from redeemable noncontrolling interests	-	-	21,000	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(2,656)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(1,969)	-	-	-	-	-	-
Net income (loss)	-	-	2,767	-	-	-	(76,173)	-	(76,173)
Balances at March 31, 2021	116,264,374	$293,025	$90,994	48,603,164	$-	$-	$(407,881)	$(1,000)	$(408,881)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,000)	$(73,406)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses on consumer receivables	23,044	5,708
Depreciation and amortization expense	3,421	514
Change in deferred fees and costs, net	259	1,694
Change in fair value of warrants	(3,910)	31,230
Change in fair value of subordinated convertible notes	-	39,939
Change in fair value of contingent consideration from mergers and acquisitions	682	-
Losses (gains) on foreign currency translation	29	(4)
Expenses related to debt modification and prepayments	730	-
Stock compensation expense	3,268	518
Deferred income taxes	(28,442)	-
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(34)	(83)
Enterprise receivables	1,658	71
Other assets	666	11
Accounts payable and accrued liabilities	(2,350)	(2,901)
Other liabilities	(1,672)	-
Net cash (used in) provided by operating activities	(8,651)	3,291
Cash flows from investing activities:
Net originations and collections of finance receivables	(22,872)	(15,110)
Purchase of property, equipment and software	(823)	(35)
Acquisition of Even Financial, net of cash acquired	(18,584)	-
Net cash used in investing activities	(42,279)	(15,145)
Cash flows from financing activities:
Repayments to secured/senior lenders	(24,028)	(1,127)
Fees related to debt prepayment	(375)	-
Proceeds from special purpose vehicle credit facilities	10,000	-
Proceeds from issuance of subordinated convertible notes	-	36,750
Borrowings from secured lenders	69,300	-
Payment of deferred financing costs	(1,625)	-
Proceeds from issuance of common stock related to exercise of stock options and warrants	421	245
Contributions from redeemable noncontrolling interests	-	16,844
Distributions to noncontrolling interests	-	(1,969)
Net cash provided by financing activities	53,693	50,743

Net change in cash and restricted cash	2,763	38,889
Cash and restricted cash, beginning of period	246,224	20,927
Cash and restricted cash, end of period	$248,987	$59,816

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,990	$569

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends on preferred stock	$1,028	$4,842
Lease liabilities incurred in exchange for operating right-of-use assets	$6,578	$-

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

Pursuant to the terms of the Merger Agreement, immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Business Combination Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion, continuing the existing business operations. MoneyLion’s Class A common stock, par value $0.0001 per share (the “MoneyLion Class A Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ML.”

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

On February 17, 2022, MoneyLion acquired Even Financial Inc. (“Even Financial”). Even Financial digitally connects and matches consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps, websites and other consumer touchpoints through its marketplace technology. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, bridging Product Partners and Channel Partners (as defined herein) via its application programming interface (“API”) and embedded finance marketplaces. The acquisition strengthens MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s network includes over 400 Product Partners and 500 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings, and insurance products. The acquisition also expands MoneyLion’s addressable market, extends the reach of its own products and diversifies its revenue mix.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive loss; therefore, there is no difference between net loss and comprehensive loss for the three months ended March 31, 2022 and 2021.

Reclassification—The acquisitions of MALKA and Even Financial and related ongoing integration activities have caused significant changes to the revenue and cost structure of the Company such that the organization of financial statement line items in both the consolidated balance sheets and the consolidated statements of operations used in prior reporting periods are no longer sufficient to properly present the Company’s financial condition and results of operations as of March 31, 2022. Reclassifications have been performed relative to the previous presentation of the consolidated balance sheet as of December 31, 2021 and the consolidated statement of operations for the quarter ended March 31, 2021 to present in a new format that better represents the new revenue and cost structure of the Company. The reclassifications had no impact on previously reported total assets, total liabilities or net income (loss) and an immaterial impact on total revenue, net. There was no impact on the consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit). There are also related reclassifications and expanded disclosure, where necessary, contained within the notes to the consolidated financial statements.

Receivable funding—Receivables originated on the Company’s platform, including Credit Builder Plus loans and Instacash advances, were primarily funded through Invest in America Credit Fund 1 LLC (“IIA”) until the end of the fourth quarter of 2021. IIA and related special purpose vehicles (“SPVs”) were classified as variable interest entities (“VIEs”) of which the Company had identified itself as the primary beneficiary because it directed the activities of the IIA and the related SPVs that most significantly impacted their economic performance. As the primary beneficiary of the VIEs, the Company consolidated the balances of the VIEs into the financial statements. See Part II, Item 8 “Description of Business and Basis of Presentation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further discussion of these matters.

Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. For more information on the alternative financing sources, see Note 9. “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and Note 8. “Variable Interest Entities” regarding VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

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

The Company’s accounting policies are set forth in Part II, Item 8 “Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Included herein are certain updates to those policies.

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the quarters ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Consumer revenues
Service and subscription fees	$46,394	$30,472
Net interest income on finance receivables	2,568	1,662
Total consumer revenues	48,962	32,134
Enterprise service revenues	20,752	996
Total revenue, net	$69,714	$33,130

Service and subscription fees—The Credit Builder Plus membership was developed to allow consumer customers to access affordable credit through asset collateralization, build savings, improve financial literacy and track their financial health. The Credit Builder Plus membership is intended to emphasize the program’s ability to help consumer customers build credit while also saving. Members also receive access to the Company’s banking account, managed investment services, credit tracking services and Instacash advances.

The membership subscription fee is recognized on a daily basis throughout the term of the individual subscription agreements, as the control of the membership services is delivered to the customer evenly throughout that term. Subscription receivables are recorded at the amount billed to the customer. The Company policy is to suspend recognition of subscription revenue when the last scheduled subscription payment is 30 days past due, or when, in the Company’s estimation, the collectability of the account is uncertain. Membership subscription revenue is recognized gross over time.

As the Company performs promised services to members, including those services that the members receive access to as part of the Credit Builder Plus membership, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company evaluates whether it is appropriate to recognize revenue on a gross basis or net of costs associated with the transaction based upon its evaluation of whether the Company obtains control of the specified services by considering if it is primarily responsible for fulfilment of the promise, and has the latitude in establishing pricing, among other factors.

Most service fees are related to the Company’s Instacash advance product. Users may obtain cash from interest-free Instacash advances in 1-3 business days or may elect to receive cash immediately through the Company’s instant transfer option. The Company charges a fee when the instant transfer option is elected by a customer. Instant transfer fees are recognized gross over the term of the Instacash advance, as the services related to these fees are not distinct from the services of the Instacash advance. The receivable related to the instant transfer option fee is recorded at the amount billed to the customer.

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

Net interest income on loan receivables—Interest income and the related accrued interest receivables on loan-related receivables are accrued based upon the daily principal amount outstanding except for loans that are on nonaccrual status. The Company recognizes interest income using the interest method. The Company’s policy is to suspend recognition of interest income on finance receivables and place the loan on nonaccrual status when the account is 60 days or more past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due.

Enterprise service revenues—The Company provides services to enterprise clients to allow them to better connect with existing end-users and reach new potential end-users. These services include lead generation services, advertising services and digital media and content production services custom designed to promote enterprise clients’ products and services.

The Company has a single performance obligation to provide lead generating services to financial institutions and financial service providers (“Product Partners”) whereby qualified consumers are matched with financial solutions offered by the Product Partners based on qualification and preference.

Lead generation fees are earned through the operation of a robust technology platform via an API that connects consumers to financial institutions and financial service providers. The Company’s API platform functions as a powerful definitive search, comparison and ad recommendation engine that provides consumers with personalized financial solution options and matches the demand and supply of financial services. The lead generating services conducted through the API comprise a series of distinct services that are substantially the same and have the same pattern of transfer. The Company is entitled to receive transaction fees that are based on performance structure, including but not limited to cost per funded loan, cost per approved credit card, cost per click or cost per savings accounts, or revenue share based on successful lead conversion. The transaction fees and revenue share are considered revenue from contracts with Product Partners, including financial institutions and other financial service providers. These fees and revenue share to which the Company expects to be entitled are deemed variable consideration because the loan volume over the contractual term is not known. Because the lead generating service performance obligation is a series of distinct services, the Company applies the variable consideration exception and allocates the variable consideration to the period in which the fees are earned, and recognizes revenue over time.

The Company generates advertising fees by displaying ads on the Company’s mobile application and by sending emails or other messages to potential end-users to promote the enterprise clients’ services. For advertising services, the Company enters into agreements with the enterprise clients in the form of a signed contract, which specifies the terms of the services and fees, prior to running advertising and promotional campaigns. The Company recognizes revenue from the display of impression-based ads and distribution of impression-based emails in the period in which the impressions are delivered in accordance with the contractual terms of the enterprise clients’ arrangements. Impressions are considered delivered when a member clicks on the advertisement or promotion.

Digital media and content production services provided to enterprise clients are generally earned and recognized over time as the performance obligations within the contracts are satisfied. Payment terms vary from contract to contract such that collections may occur in advance of services being rendered, as services are rendered or after services are rendered. Contracts for digital media and content production services are typically short-term in duration.

Allowance for Losses on Receivables—An allowance for losses on consumer receivables is established to provide for probable losses incurred in the Company’s consumer receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of many factors, including changes in the nature, volume, and risk characteristics of the consumer receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the consumer’s ability to pay. The allowance is developed on a general basis and each period management assesses each product type by origination cohort in order to determine the forecasted performance of those cohorts and arrive at an appropriate allowance rate for that period. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

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

An allowance for losses on service and subscription fee receivables is established to provide probable losses incurred in the Company’s service and subscription fee receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of historical charge-offs and recoveries on these receivables, as well as certain qualitative factors including current economic conditions that may affect the customers’ ability to pay. Prior to the period ended June 30, 2021, the allowance related to these receivables had not been material to the consolidated financial statements.

Receivables from enterprise services have a low rate of default, and as such the related allowance is not material. The Company monitors enterprise receivable default rates for any indication of a deterioration in average credit quality that may result in more material levels of allowance for losses.

Intangible Assets—The Company’s intangible assets are made up of internal use software and acquired proprietary technology, customer relationships and trade names. The Company capitalizes qualifying internal use software development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs incurred during the application development stage internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of three to seven years depending on the nature of the software development. Costs related to preliminary project activities and post-implementation operation activities, including training and maintenance, are expensed as incurred.

Stock-Based Compensation—The Company accounts for the restricted stock units (“RSUs”) and performance share units (“PSUs”) granted to employees or directors as stock-based compensation expense based on their grant date fair value. The grant date fair value is based on the price of MoneyLion Class A Common Stock on the day of the grant. Some PSUs have been granted with a performance condition based on the Company’s operating performance. These performance conditions are assessed each reporting period and expense related to these PSUs is adjusted by a factor consistent with the expected performance as of the reporting date.

The Company accounts for its stock options granted to employees or directors as stock-based compensation expense based on their grant date fair value. The Company uses a Black-Scholes option valuation model to measure the fair value of options at the date of grant.

Some PSU awards are issued with a market condition which are valued on the grant date utilizing a Monte Carlo simulation model.

The Black-Scholes option pricing model and the Monte Carlo simulation model require estimates of future stock price volatility, expected term, risk-free interest rate and forfeitures.

The fair value of all awards is recognized as an expense over the requisite service period in the Company’s consolidated statement of operations. Forfeitures are accounted for as they are incurred.

Valuation of consideration transferred related to mergers and acquisitions— The Company determined that the contingent consideration related to the earnout provision and preferred share equivalents in connection with the MALKA Acquisition and Even Acquisition (each as defined herein) do not meet the criteria for equity treatment. For provisions that do not meet all the criteria for equity treatment, the contingent consideration is required to be recorded at fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as a non-cash gain or loss on the statements of operations. As such, the MALKA and Even Financial earnout provision is recorded as a liability and any change in fair value is recognized in the Company’s statements of operations. The fair value of the MALKA and Even Financial earnout was estimated using a Monte Carlo Simulation Model.

The Company determined that the consideration related to the shares of MoneyLion’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Redeemable Convertible Preferred Stock”), transferred as part of the consideration for the Even Acquisition meets the criteria for equity treatment. The fair value of this consideration was estimated using a Monte Carlo Simulation Model and recorded to equity on the date of issuance.

Leases—Effective January 1, 2022, arrangements containing leases are evaluated as an operating or finance lease at lease inception. No finance leases were identified. For operating leases, the Company recognizes an operating right-of-use asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term.

Since an implicit rate of return is not readily determinable for the Company’s leases, an incremental borrowing rate is used in determining the present value of lease payments. The incremental borrowing rate is determined using the rate of interest the Company pays to borrow funds on a collateralized basis, adjusted for differences in the lease term compared to the Company’s debt using the differences in daily U.S. treasury par yield curve that correspond to the terms of the Company’s lease and debt. These rates are updated on a quarterly basis for measurement of new lease obligations. Some leases include renewal options; however, generally it is not reasonably certain that these options will be exercised at lease commencement. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the Company’s balance sheet. The Company separates lease and non-lease components for its real estate leases.

Recently Adopted Accounting Pronouncements—The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective January 1, 2022, and applied the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. As permitted by the new guidance, the Company elected the package of practical expedients, which among other things, allowed historical lease classification to be carried forward. Upon adoption of the ASU No. 2016-02, the Company recognized an aggregate lease liability and right-of-use asset of $3,551, calculated based on the present value of the remaining minimum lease payments for qualifying leases as of January 1, 2022. The cumulative-effect adjustment recognized to the beginning balance of retained earnings was not material. The adoption of the new guidance did not impact the Company’s unaudited consolidated interim statements of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted—The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. Accordingly, the Company has the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods applicable to private companies. The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, along with subsequent related ASUs, creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU is effective for nonpublic entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is in process of evaluating the impact that adoption of this new guidance will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company believes the adoption impact of ASU 2019-12 will not be material to the consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions in which the reference London Interbank Offered Rate (“LIBOR”) or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. This ASU is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company has no significant contracts based on LIBOR as of March 31, 2022. As such, the Company currently does not intend to elect the optional expedients and exceptions.

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

3. BUSINESS COMBINATION

On September 21, 2021, Fusion held a Special Meeting (the “Special Meeting”) at which the Fusion stockholders considered and adopted, among other matters, the Merger Agreement and the transactions contemplated therein (the “Business Combination Transactions”). On September 22, 2021, the parties to the Merger Agreement consummated the Business Combination Transactions and the MoneyLion Class A Common Stock and Public Warrants (as defined herein) began trading on the NYSE under the symbols “ML” and “ML WS”, respectively. See Part II, Item 8 “Business Combination” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 further discussion of these matters.

4. CONSUMER RECEIVABLES

The Company’s finance receivables consist of secured personal loans and principal amounts of Instacash advances. Accrued interest receivables represent the interest accrued on the loan receivables based upon the daily principal amount outstanding. Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash advance product. Subscription receivables represent the amounts billed to customers for subscription services. The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or advance terms. When assessing provision for losses on consumer receivables, the Company takes into account the composition of the outstanding consumer receivables, charge-off rates to date and the forecasted principal loss rates. The tables below show consumer receivables balances as of March 31, 2022 and December 31, 2021 and the consumer receivables activity, charge-off rates and aging by product for the three months ended March 31, 2022 and 2021.

Consumer receivables consisted of the following:

	March 31,	December 31,
	2022	2021
Unsecured personal loan receivables	$-	$1
Secured personal loan receivables	71,610	77,491
Loan receivables	71,610	77,492
Instacash receivables	66,951	62,783
Finance receivables	138,561	140,275
Fees receivable	9,567	8,366
Membership receivables	3,408	3,099
Deferred loan origination costs	992	929
Accrued interest receivable	1,106	1,072
Receivables, before allowance for credit losses	$153,634	$153,741

Changes in the allowance for losses on consumer receivables were as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$22,323	$9,127
Provision for credit losses on receivables	23,044	5,708
Receivables charged off	(37,284)	(14,436)
Recoveries	14,208	9,828
Ending balance	$22,291	$10,227

Changes in the allowance for losses on finance receivables were as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$21,625	$9,127
Provision for credit losses on receivables	19,502	4,859
Finance receivables charged off	(32,958)	(12,962)
Recoveries	13,269	9,203
Ending balance	$21,438	$10,227

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$420	$-
Provision for credit losses on receivables	2,001	615
Fees receivable charged off	(2,708)	(948)
Recoveries	779	333
Ending balance	$492	$-

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$278	$-
Provision for credit losses on receivables	1,541	234
Membership receivables charged off	(1,618)	(526)
Recoveries	160	292
Ending balance	$361	$-

The following is an assessment of the repayment performance of loans as of March 31, 2022 and December 31, 2021 and presents the contractual delinquency of the loans receivable portfolio:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$60,642	84.7%	$66,514	85.8%

Delinquency:
31 to 60 days	5,887	8.2%	6,577	8.5%
61 to 90 days	5,081	7.1%	4,401	5.7%
Total delinquency	10,968	15.3%	10,978	14.2%
Loan receivables before allowance for loan losses	$71,610	100.0%	$77,492	100.0%

The following is an assessment of the repayment performance of Instacash receivables as of March 31, 2022 and December 31, 2021 and presents the contractual delinquency of the Instacash receivables portfolio:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$60,364	90.2%	$55,963	89.1%

Delinquency:
31 to 60 days	6,587	9.8%	6,820	10.9%
61 to 90 days	-	0.0%	-	0.0%
Total delinquency	6,587	9.8%	6,820	10.9%
Instacash receivables before allowance for loan losses	$66,951	100.0%	$62,783	100.0%

The following is an assessment of the repayment performance of fees receivable as of March 31, 2022 and December 31, 2021 and presents the contractual delinquency of the fees receivable portfolio:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$7,725	80.7%	$6,682	79.9%

Delinquency:
31 to 60 days	1,842	19.3%	1,684	20.1%
61 to 90 days	-	0.0%	-	0.0%
Total delinquency	1,842	19.3%	1,684	20.1%
Fees receivable before allowance for loan losses	$9,567	100.0%	$8,366	100.0%

The following is an assessment of the repayment performance of subscription receivables as of March 31, 2022 and December 31, 2021 and presents the contractual delinquency of the subscription receivables portfolio:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$2,486	72.9%	$2,227	71.8%

Delinquency:
31 to 60 days	466	13.7%	514	16.6%
61 to 90 days	456	13.4%	358	11.6%
Total delinquency	922	27.1%	872	28.2%
Membership receivables before allowance for loan losses	$3,408	100.0%	$3,099	100.0%

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Leasehold improvements	$486	$545
Furniture and fixtures	612	573
Computers and equipment	2,230	2,209
Construction in process	33	-
	3,361	3,327
Less: accumulated depreciation	(1,221)	(1,526)
Furniture and equipment, net	$2,140	$1,801

Total depreciation expense related to property and equipment was $230 and $63 for the three months ended March 31, 2022 and 2021, respectively.

6. INTANGIBLE ASSETS

Goodwill as of March 31, 2022 and December 31, 2021 was $161,678 and $52,541, respectively. The increase relates to goodwill acquired from the acquisition of Even Financial. See Note 17, “Mergers and Acquisitions,” for more information regarding goodwill and other intangible assets acquired from Even Financial.

Intangible assets consisted of the following:

		March 31,	December 31,
	Useful Life	2022	2021
Proprietary technology and capitalized internal-use software	3 - 7 years	$34,791	$11,623
Work in process		2,291	1,481
Customer relationships	10 - 15 years	159,820	5,960
Trade names	10 - 15 years	24,980	11,820
Less: accumulated amortization		(8,934)	(5,760)
Intangible assets, net		$212,948	$25,124

For the three months ended March 31, 2022 and 2021, total amortization expense was $3,191 and $451, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at March 31, 2022 for the years ending:

Remainder of 2022	$16,951
2023	22,219
2024	22,087
2025	22,087
2026	22,087
Thereafter	105,226
$210,657

7. OTHER ASSETS

Other assets consisted of the following:

	March 31,	December 31,
	2022	2021
Receivable from payment processors	$18,309	$18,576
Prepaid expenses	8,370	8,836
Operating lease right-of-use assets	8,722	-
Other	2,531	1,016
Total other assets	$37,932	$28,428

8. VARIABLE INTEREST ENTITIES

The following table summarizes the VIEs’ assets and liabilities included in the Company’s consolidated financial statements, after intercompany eliminations, as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Assets:
Restricted cash	$61,888	$39,396
Consumer receivables	152,491	109,877
Allowance for losses on consumer receivables	(23,596)	(17,081)
Consumer receivables, net	128,895	92,796
Total assets	$190,783	$132,192

Liabilities:
Other debt	$152,625	$143,000
Total liabilities	$152,625	$143,000

Beginning in the fourth quarter of 2021, the Company’s primary source of funding for originated receivables became special purpose vehicle financings from third-party lenders (the “SPV Credit Facilities”). The Company may sell certain loan and Instacash receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (the “SPV Borrowers”), which pledge such receivables as collateral to support the financing of additional receivables. The underlying loan and Instacash receivables are originated and serviced by other wholly owned subsidiaries of the Company. The SPV Borrowers are required to maintain pledged collateral consisting of loan and Instacash receivables with a net asset balance that equals or exceeds 90% of the aggregate principal amounts of the loans financed through the SPV Credit Facilities. Proceeds received from the SPV Credit Facilities can only be used to purchase loan and Instacash receivables. The payments and interest, as applicable, received from the loan and Instacash receivables held by the SPV Borrowers are used to repay obligations under the SPV Credit Facilities. While the SPV Credit Facilities and related agreements provide assurances to the third-party lenders regarding the quality of loan and Instacash receivables and certain origination and servicing functions to be performed by other wholly owned subsidiaries of the Company, the third-party lender may absorb losses in the event that the payments and interest, as applicable, received in connection with the loan and Instacash receivables are not sufficient to repay the loans made through the SPV Credit Facilities.

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

9. DEBT

The Company’s debt as of March 31, 2022 and December 31, 2021 is presented below:

	March 31,	December 31,
	2022	2021
First Lien Loan	$-	$24,028
Second Lien Loan	-	20,000
Monroe Term Loans	90,000	-
Unamortized discounts and debt issuance costs	(1,710)	(437)
Total secured loans	$88,290	$43,591

ROAR 1 SPV Credit Facility	$83,000	$78,000
ROAR 2 SPV Credit Facility	73,000	68,000
Unamortized discounts and debt issuance costs	(3,375)	(3,000)
Total other debt	$152,625	$143,000

For more information regarding debt instruments outstanding as of December 31, 2021, see Part II, Item 8 “Debt” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Monroe Term Loans—In March 2022, the Company entered into a credit agreement (the “Monroe Credit Agreement”) with certain financial institutions from time to time party thereto, as lenders, and Monroe Capital Management Advisors, LLC, as administrative agent and lead arranger (“Monroe Capital”). The Monroe Credit Agreement provides for the following:

●	$70,000 aggregate principal amount of term loans (the “Term A-1 Loans”), available to be drawn at the closing date;

●	$20,000 aggregate principal amount of term loans (the “Term A-2 Loans”), as described further below;

●	$20,000 aggregate principal amount of delayed draw term loans (the “Term B Loans”), which are available to be drawn for a period of 18-months following the closing date, subject to certain conditions set forth in the Monroe Credit Agreement; and

●	subject to certain conditions set forth in the Monroe Credit Agreement, the ability to incur incremental commitments of up to $60,000 million aggregate principal amount of Term A-1 Loans or Term B Loans (the “Incremental Term Loans”; the Term A-1 Loans, the Term A-2 Loans, the Term B Loans and, if applicable, the Incremental Term Loans, collectively, the “Monroe Term Loans”).

In connection with the foregoing, the Company borrowed Term A-1 Loans in an aggregate principal amount of $70.0 million. Proceeds of the Term A-1 Loans were used (a) to repay in full the approximately $24.0 million aggregate principal amount outstanding under the Company’s existing first lien loan facility with Silicon Valley Bank, as lender (the “First Lien Loan”), including accrued and unpaid interest and related fees, (b) to pay transaction-related fees and expenses and (c) for general corporate purposes and working capital needs of the Company and its subsidiaries. With respect to the Term A-2 Loans, pursuant to the Monroe Credit Agreement, the lenders thereunder were deemed to have rolled over their $20.0 million aggregate principal amount of term loans outstanding under the Borrower’s existing second lien loan with affiliates of Monroe Capital (the “Second Lien Loan”) in the same aggregate principal amount as their respective commitments with respect to the Term A-2 Loans, following which all obligations in respect of the Second Lien Loan were deemed to be satisfied and paid in full.

The Term A-1 Loans and Term B Loans bear annual interest, payable monthly, at a floating rate measured by reference to, at the Company’s option, either (a) a base rate then in effect (equal to the greater of (i) the federal funds rate plus 0.50%, (ii) the prime rate, (iii) 2.00% and (iv) an adjusted one-month Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 1.00%) plus 1.00%) plus an applicable margin ranging from 6.00% to 8.25% per annum, depending on whether the “EBITDA Trigger Date” has occurred, the Company’s “Enterprise Value” and, once the EBITDA Trigger Date has occurred, its “Total Debt to EBITDA Ratio” (as such terms are defined in the Monroe Credit Agreement) or (b) an adjusted one-month or three-month SOFR (subject to a floor of 1.00%) plus an applicable margin ranging from 7.00% to 9.25% per annum, depending on whether the EBITDA Trigger Date has occurred, the Company’s Enterprise Value and, once the EBITDA Trigger Date has occurred, its Total Debt to EBITDA Ratio. The Term A-2 Loans bear annual interest, payable monthly, at the greater of (i) 12% and (ii) a floating rate measured by reference to the prime rate plus 5.75% per annum, subject to a cap of 15%. The interest rate as of March 31, 2022 on the Term A-1 Loans and Term A-2 Loans was 9.50% and 12.00%, respectively.

The Term A-1 Loans and the Term B Loans mature on March 24, 2026, and the Term A-2 Loans mature on May 1, 2023. The Monroe Term Loans may be prepaid at the Company’s option at any time, in minimum principal amounts, and are subject to mandatory prepayment in an amount equal to 100% of the net cash proceeds upon the occurrence of certain asset dispositions and equity and debt offerings, 100% of certain extraordinary cash receipts and 0-50% of certain excess cash flow, in each case as specified in the Monroe Credit Agreement and subject to certain reinvestment rights as set forth in the Monroe Credit Agreement. Upon the occurrence of certain triggering events, including any prepayment of any Monroe Term Loans for any reason (subject to limited exceptions), the Company is required to pay a premium ranging from 0.00% to 3.00% of the principal amount of such prepayment depending on the Monroe Term Loans repaid and the date of the prepayment, plus, in the case of any Monroe Term Loans other than Term A-2 Loans and in the event the prepayment occurs within 12 months after the closing date, all interest that would have otherwise been payable on the amount of the principal prepayment from the date of prepayment to and including the date that is 12 months after the closing date.

The Monroe Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including financial covenants with respect to minimum adjusted revenue, EBITDA, liquidity and unrestricted cash (all as defined in the Monroe Credit Agreement). The negative covenants, among other things, limit or restrict the ability of the “Loan Parties” (as defined in the Monroe Credit Agreement) and their subsidiaries to: incur additional indebtedness; incur additional liens; make dividends, distributions and other restricted payments; merge, consolidate, sell, transfer, dispose of, convey or lease assets or equity interests; purchase or otherwise acquire assets or equity interests; modify organizational documents; enter into certain transactions with affiliates; enter into restrictive agreements; engage in other business activities; and make investments.

The obligations under the Monroe Credit Agreement are guaranteed by MoneyLion Inc., as parent, and each of its direct and indirect existing and future wholly-owned subsidiary, other than SPVs, certain foreign subsidiaries, certain regulated subsidiaries and certain other excluded subsidiaries (the “Guarantors”). The Monroe Credit Agreement is entered into by MoneyLion Technologies Inc. The Monroe Credit Agreement is secured with a perfected, first-priority security interest in substantially all tangible and intangible assets of MoneyLion Technologies Inc. and each Guarantor, subject to certain customary exceptions.

The settlement of the First Lien Loan was accounted for as a debt extinguishment and the Second Lien Loan was accounted for as a debt modification resulting in total expense recognized of $730 comprised of settlement fees and the write off of unamortized deferred financing costs.

10. LEASES

All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $620 for the three months ended March 31, 2022. Short-term lease expense, variable lease expense and sublease income were not material for the three months ended March 31, 2022. The right-of-use assets and lease liabilities were $8,722 and $8,977, respectively, and were included in other assets and other liabilities, respectively, on the March 31, 2022 consolidated balance sheet.

Maturities of the Company’s long-term operating lease liabilities were as follows:

March 31, 2022
Remainder of 2022	$1,733
2023	2,870
2024	2,683
2025	2,496
2026	1,268
Thereafter	1,672
Total lease payments	12,722
Less: imputed interest	3,745
Lease liabilities	$8,977
Weighted-average remaining lease term (years)	4.8
Weighted-average discount rate	14.3%

11. INCOME TAXES

During the three months ended March 31, 2022 and 2021, the Company maintained a valuation allowance of $63,729 and $81,890, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $18,100 during the three months ended March 31, 2022 and increased by approximately $22,800 million during the three months ended March 31, 2021.

The Company’s financial statements included a full valuation allowance against net deferred tax assets before the acquisition of Even Financial. After considering the Even Acquisition, the projected consolidated results, and the available net deferred tax liability from Even Financial of approximately $28,400, the Company was able to release part of the valuation allowance due to the change in the overall net deferred tax asset. While this adjustment is a result of the Even Acquisition, ASC 805 requires that the benefits be recognized in income or equity, as applicable, and not as a component of acquisition accounting. The partially offsetting increase to the valuation allowance of approximately $10,300 was in relation to normal business operations.

Total U.S. federal and state operating loss carryforwards as of March 31, 2022 and December 31, 2021 were approximately $704,200 and $517,700, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. federal net operating losses of approximately $341,500 million carry forward indefinitely.

As of March 31, 2022, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

The Company has completed a review to determine whether the future utilization of net operating loss and credit carryforwards will be restricted due to ownership changes that have occurred. The study determined that there will be no limit after December 31, 2025. Due to the net operating loss carryovers, the statute of limitations remains open for federal and state returns.

12. COMMON AND PREFERRED STOCK

MoneyLion Class A Common Stock—Each holder of the shares of MoneyLion Class A Common Stock is entitled to one vote for each share of MoneyLion Class A Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote, as provide by the Company’s Certificate of Incorporation (as amended from time to time). The holders of the shares of MoneyLion Class A Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by the holders of MoneyLion Class A Common Stock must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast present in person or represented by proxy, unless otherwise specified by law, the Company’s Certificate of Incorporation or Bylaws (as amended from time to time).

Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of MoneyLion Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by MoneyLion’s board of directors out of funds legally available therefor.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of MoneyLion’s affairs, the holders of the shares of MoneyLion Class A Common Stock are entitled to share ratably in all assets remaining after payment of MoneyLion’s debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the shares of MoneyLion Class A Common Stock, then outstanding, if any.

The holders of shares of MoneyLion Class A Common Stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares of MoneyLion Class A Common Stock. The rights, preferences and privileges of holders of shares of MoneyLion Class A Common Stock will be subject to those of the holders of any shares of the preferred stock MoneyLion may issue in the future.

Series A Redeemable Convertible Preferred Stock—Each holder of the shares of Series A Redeemable Convertible Preferred Stock (other than certain regulated holders subject to the Bank Holding Company Act of 1956, as amended) is entitled to vote as a single class with the holders of the MoneyLion Class A Common Stock and the holders of any other class or series of capital stock of MoneyLion then entitled to vote.

Holders of the Series A Redeemable Convertible Preferred Stock are entitled to a 30 cent cumulative annual dividend per share, payable at the Company’s election in either cash or MoneyLion Class A Common Stock (or a combination thereof), with any dividends on the MoneyLion Class A Common Stock valued based on the per share volume-weighted average price of the shares of MoneyLion Class A Common Stock on the NYSE for the 20 trading days ending on the trading day immediately prior to the date on which the dividend is paid.

Upon a liquidation of the Company, holders of the Series A Redeemable Convertible Redeemable Preferred Stock will be entitled to a liquidation preference of the greater of $10.00 per share or the amount per share that such holder would have received had the Series A Redeemable Convertible Preferred Stock been converted into MoneyLion Class A Common Stock immediately prior to the liquidation.

Shares of Series A Convertible Redeemable Preferred Stock are convertible into shares of MoneyLion Class A Common Stock on a one-for-one basis, subject to customary anti-dilution adjustments. The Series A Redeemable Convertible Preferred Stock (i) is convertible at any time upon the holder’s election and (ii) automatically converts into MoneyLion Class A Common Stock if the per share volume-weighted average price of the shares of MoneyLion Class A Common Stock on the NYSE equals or exceeds $10.00 on any 20 trading days (which may be consecutive or nonconsecutive) within any consecutive 30 trading day period that ends no later than the last day of the lockup period that applies to such shares of Series A Redeemable Convertible Preferred Stock.

Preferred Stock Issued Before the Business Combination—Each share of Legacy MoneyLion’s redeemable convertible preferred stock was convertible at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of fully paid and non-assessable shares of Legacy MoneyLion Common Stock as could be determined by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion.

Pursuant to the Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of MoneyLion Class A Common Stock after giving effect to the Exchange Ratio upon the Business Combination Closing. See Part II, Item 8 “Business Combination” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further discussion of the Business Combination.

13. STOCK-BASED COMPENSATION

2021 Stock Incentive Plan

At the Special Meeting, Fusion stockholders approved the Company’s Omnibus Incentive Plan (the “2021 Plan”). As of the Business Combination Closing, each Legacy MoneyLion option to purchase shares of Legacy MoneyLion Common Stock (a “Legacy MoneyLion Option”) that was outstanding and unexercised as of immediately prior to the Business Combination Closing Date automatically converted into the right to receive an option to acquire a number of shares of MoneyLion Class A Common Stock equal to the number of shares of Legacy MoneyLion Common Stock subject to such Legacy MoneyLion Option as of immediately prior to the Business Combination Closing Date, multiplied by the Exchange Ratio (rounded down to the nearest whole share), at an exercise price per share equal to the exercise price per share of such Legacy MoneyLion Option in effect immediately prior to the Business Combination Closing Date, divided by the Exchange Ratio (rounded up to the nearest whole cent). The intent behind the terms in the Merger Agreement related to the exchange of the Legacy MoneyLion Options was to provide the holders with awards of equal value to the original awards. Accordingly, the impact of the conversion was such that the number of shares issuable under the modified awards and the related exercise prices were adjusted using the Exchange Ratio with all other terms remaining unchanged. The conversion ratio adjustment was without substance (akin to a stock split), and therefore, the effect of the change in the number of shares and the exercise price and share value were equal and offsetting to one another. As a result, the fair value of the modified awards was equal to the fair value of the awards immediately before the modification and, therefore, there was no incremental compensation expense to be recognized. There were no changes to the vesting period within the 2021 Plan.

Stock-based compensation of $3,268 and $518 was recognized during the three months ended March 31, 2022 and 2021, respectively.

The number of units awarded under the 2021 Plan are generally based on a weighted average of the MoneyLion Class A Common Stock in the days leading up to the grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. Other grants are generally valued using the share price of MoneyLion Class A Common Stock on the day of grant. The following table represents activity within the 2021 Plan for the three months ended March 31, 2022:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	10,990,884	$2.42	n/a
Performance Stock Unit	Service and performance-based	2,492,919	$2.69	n/a
Performance Stock Unit	Service and market-based	9,303,278	$0.92	n/a
Options	Service-based	822,631	$2.07	$1.14

14. STOCK WARRANTS

Public Warrants and Private Placement Warrants

As a result of the Business Combination, MoneyLion acquired from Fusion, as of September 22, 2021, public warrants outstanding to purchase an aggregate of 17,500,000 shares of the MoneyLion Class A Common Stock (the “Public Warrants”) and private placement warrants outstanding to purchase an aggregate of 8,100,000 shares of the MoneyLion Class A Common Stock (the “Private Placement Warrants”).

The Public Warrants meet the conditions for equity classification in accordance with ASC 815-40. At the time of the Business Combination, the Public Warrants assumed by the Company were recorded at fair value within additional paid-in capital in the amount of $23,275. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the consolidated balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants liability in the consolidated statement of operations.

The Private Placement Warrants were valued using a Black-Scholes Option Pricing Model, which is calculated using Level 3 inputs. The primary unobservable input utilized in determining fair value of the Private Placement Warrants is the expected volatility of the MoneyLion Class A Common Stock.

The following table presents the quantitative information regarding Level 3 fair value measurement of the Private Placement Warrants:

March 31,
2022
Strike price	$11.50
Expected Volatility	68%
Expected Dividend	-
Expected Term in Years	4.48
Risk Free Interest Rate	2.43%
Warrant Value Per Share	$0.54

The following table presents the changes in the liability related to the Private Placement Warrants:

March 31, 2022
Private Placement
Warrants
Warrants payable balance, December 31, 2021	$8,260
Mark-to-market adjustment	$(3,910)
Warrants payable balance, March 31, 2022	$4,350

For more information regarding the Public Warrants and Private Placement Warrants, see Part II, Item 8 “Stock Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Legacy MoneyLion Warrants

For details on Legacy MoneyLion warrants, see Part II, Item 8 “Business Combination” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

15. NET LOSS PER SHARE

The following table sets forth the computation of net loss per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss	$(6,000)	$(73,406)
Net income attributable to redeemable noncontrolling interests	-	(2,767)
Accrual of dividends on preferred stock	(1,028)	(4,842)
Net loss attributable to common shareholders	$(7,028)	$(81,015)
Denominator:
Weighted-average common shares outstanding - basic and diluted (1)	230,737,284	48,348,187
Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.03)	$(1.68)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

For the three months ended March 31, 2022 and 2021, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the right to receive earnout shares and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three months ended March 31, 2022 and 2021.

The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021
Conversion of convertible preferred stock (1)	28,693,931	116,264,374
Warrants to purchase common stock and redeemable convertible preferred stock (1)	25,599,889	14,738,710
PSUs, RSUs and options to purchase common stock (1)	65,193,606	41,090,725
Right to receive earnout shares	17,500,000	-
Total common stock equivalents	136,987,426	172,093,809

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination” for details.

16. COMMITMENTS AND CONTINGENCIES

Legal Matters—The Company is subject to regulatory examination by the California Department of Financial Protection and Innovation (the “CA DFPI”). With respect to its activities in California, the Company received a report of examination in 2020 from the CA DFPI regarding MoneyLion of California, LLC, MoneyLion’s subsidiary, and a follow-up request for information in May 2021. This matter is ongoing, and the Company intends to continue to fully cooperate with the CA DFPI in this matter. In addition, the CA DFPI is currently conducting an industry-wide investigation of companies that provide earned wage access products and services, including Instacash. The Company intends to continue cooperating fully in this investigation and to that end entered into a memorandum of understanding (“MOU”) with the CA DFPI on February 23, 2021. The MOU requires the Company to regularly provide certain information to the CA DFPI and adhere to certain best practices regarding Instacash while the CA DFPI continues to investigate. Any potential impacts on the Company’s financial condition or operations relating to these CA DFPI matters are unknown at this time.

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

We have received and are in the process of responding to CIDs from the Consumer Financial Protection Bureau (the “CFPB”) relating to the Company’s compliance with the Military Lending Act and its membership model. The Company will continue to provide to the CFPB all of the information and documents required by the CIDs and intends to continue to fully cooperate with the CFPB in this investigation. The investigation is ongoing and any potential impact on the Company’s financial condition or operations are unknown at this time.

We have received and are in the process of responding to investigative subpoenas from the SEC concerning IIA, which primarily held assets from institutional investors and was the Company’s primary source of funding for originated receivables through the end of the fourth quarter of 2021. The Company is cooperating with the investigation and cannot predict its outcome or any potential impact on the Company’s financial condition or operations.

17. MERGERS AND ACQUISITIONS

Even Financial—On February 17, 2022, the Company completed its previously announced acquisition (the “Even Acquisition”) of Even Financial pursuant to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Epsilon Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company, Even Financial and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as representative of the equityholders of Even Financial.

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

The Even Acquisition strengthens MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s growing network includes over 400 Product Partners and 500 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings and insurance products. The Even Acquisition also expands MoneyLion’s addressable market, extends the reach of MoneyLion’s own products, diversifies its revenue mix and furthers MoneyLion’s ambition to be the premier financial super app for hardworking Americans.

At the closing of the Even Acquisition, the Company (i) issued to the equityholders of Even Financial an aggregate of 28,164,811 shares of the Company’s Series A Redeemable Convertible Preferred Stock, along with an additional 529,120 shares of Series A Redeemable Convertible Preferred Stock to advisors of Even Financial for transaction expenses, valued at $193,647, (ii) paid to certain Even Financial management equityholders approximately $14,514 million in cash and (iii) exchanged 8,883,228 options to acquire Even Financial common stock for 5,901,846 options to acquire MoneyLion Class A Common Stock, of which the vested portion at the acquisition date was valued at $8,963. The equityholders and advisors of Even Financial are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Redeemable Convertible Preferred Stock, based on the attributed revenue of Even Financial’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of the Company’s Class A common stock are entitled to receive dividend equivalents in lieu of receiving Series A Redeemable Convertible Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The combined value of the Earnout and Preferred Stock Equivalents was $45,336 as of the closing of the Even Acquisition. The total purchase price was approximately $271,030, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5,703 of existing indebtedness of Even Financial and pay $2,868 of seller transaction costs.

The fair value of Even Financial’s acquired assets and liabilities were as follows:

February 17,
2022

Assets
Cash and cash equivalents	$4,501
Enterprise receivables	9,863
Property and equipment	441
Intangible assets	190,320
Goodwill	109,375
Other assets	3,354
Total assets	317,854
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	9,258
Other liabilities	37,566
Total liabilities	46,824
Net assets and liabilities acquired	$271,030

The Earnout and Preferred Share Equivalents were valued at $46,424 as of March 31, 2022, and were included in other liabilities on the consolidated balance sheet. The $368 change in fair value for the three months ended March 31, 2022 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

Due to the closing of the Even Acquisition occurring on February 17, 2022, there has not been sufficient time to finalize business combination accounting and related valuations of assets and liabilities acquired and consideration transferred as required by U.S. GAAP. Therefore, all balances recorded and disclosed as of March 31, 2022 are preliminary and subject to change.

The Company’s pro forma revenue and net loss for the three months ended March 31, 2022 and 2021 below have been prepared as if Even Financial had been purchased on January 1, 2021. The Company made certain pro forma adjustments related to amortization of intangible assets, intercompany activity and interest expense.

	Three Months Ended March 31,
	2022	2021
Revenue	$78,813	$41,603
Net loss	$(10,369)	$(82,357)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the Even Acquisition had been completed at January 1, 2021. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

MALKA—On November 15, 2021, MoneyLion completed its acquisition (the “MALKA Acquisition”) of MALKA. MALKA is a creator network and content platform that provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors. The MALKA Acquisition accelerates MoneyLion’s ability to engage with consumers across all digital and emerging channels, allowing MoneyLion to directly connect with communities natively inside and outside of its existing platform. MoneyLion intends for MALKA to operate as an indirect, wholly-owned subsidiary of MoneyLion Inc. with MALKA’s pre-acquisition management team leading day-to-day operations.

The total purchase price of the MALKA Acquisition was approximately $52,685. MoneyLion issued 4,181,441 restricted shares of MoneyLion Class A Common Stock and paid $10,000 in cash to the sellers in exchange for all of the issued and outstanding membership interests of MALKA. MoneyLion also paid down $2,196 of MALKA debt facilities. The sellers may earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The $35 million payable in restricted shares based on 2021 and 2022 operating performance was valued at $11,782 as of the MALKA Acquisition.

The payable in restricted shares based on 2021 and 2022 operating performance was valued at $12,922 and $18,011 as of March 31, 2022 and December 31, 2021, respectively, and was included in other liabilities on the consolidated balance sheets. The $406 change in fair value for the three months ended March 31, 2022 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

The fair value of MALKA’s acquired assets and liabilities were as follows:

November 15,
2021

Assets
Cash and cash equivalents	$51
Other receivables	4,760
Property and equipment	1,281
Intangible assets	17,780
Goodwill	30,976
Other assets	98
Total assets	54,946
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	1,971
Other liabilities	290
Total liabilities	2,261
Net assets and liabilities acquired	$52,685

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 16, 2022, the date on which these consolidated financial statements were available to be issued, and concluded that there were no material subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of MoneyLion and is intended to help the reader understand MoneyLion, our operations and our present business environment. This discussion should be read in conjunction with MoneyLion’s unaudited consolidated financial statements and notes to those financial statements included in Part I, Item 1 “Financial Statements” within this Quarterly Report on Form 10-Q. References to “we,” “us,” “our,” “Company” or “MoneyLion” refer to MoneyLion Technologies Inc. and, as context requires, its wholly-owned subsidiaries for the periods prior to the Business Combination Closing Date and to MoneyLion Inc. and, as context requires, its wholly-owned subsidiaries for the period thereafter. “Fusion” refers to Fusion Acquisition Corp. for the periods prior to the Business Combination Closing Date.

Reclassification—The acquisitions of MALKA and Even Financial and related ongoing integration activities have caused significant changes to the revenue and cost structure of the Company such that the organization of financial statement line items in both the consolidated balance sheets and the consolidated statements of operations used in prior reporting periods are no longer sufficient to properly present the Company’s financial condition and results of operations as of March 31, 2022. Reclassifications have been performed relative to the previous presentation of the consolidated balance sheet as of December 31, 2021 and the consolidated statement of operations for the quarter ended March 31, 2021 to present in a new format that better represents the new revenue and cost structure of the Company. The reclassifications had no impact on previously reported total assets, total liabilities or net income (loss) and an immaterial impact on total revenue, net. There was no impact on the consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit). There are also related reclassifications and expanded disclosure, where necessary, contained within the notes to the consolidated financial statements.

Overview

MoneyLion is a leading digital financial services and lifestyle content platform. We provide consumers a full suite of financial and non-financial solutions, bundling proprietary, low-cost financial products with products that are offered through our marketplace and network affiliate partners. We engage and educate our customers with daily, money-related and money-adjacent content, delivered through a hyper-personalized feed, to empower our customers at all times. When our customers enjoy periods of financial excess, we provide tools for them to easily manage their spending and saving goals through our digital banking and automated investing solutions. When our customers experience moments of financial need, we provide them immediate access to innovative lending or earned income advance products and credit improvement programs that can bridge these times of financial stress and improve their financial health. We also leverage our distinct data, technology and network advantages to deliver leading embedded finance marketplace solutions for our Enterprise Partners, allowing them to better connect with existing end-users and reach new potential end-users, complemented by advertising services and digital media and content production services custom designed to promote Enterprise Partners’ products and services. We believe that the combination of solutions that MoneyLion provides uniquely positions us to disrupt how financial products are consumed, unlocking a total addressable market that we estimate to be over $274 billion.

The Company’s key consumer product offerings include:

RoarMoney Premium Mobile Banking — RoarMoney is our Federal Deposit Insurance Corporation-insured digital demand deposit account with zero minimums, premium features and rewards. Our RoarMoney demand deposit accounts are currently issued by MetaBank, N.A. (“MetaBank”), a South Dakota-based, nationally chartered bank owned by Meta Financial Group, Inc. (NASDAQ: CASH). Customers can open a RoarMoney account in minutes through the MoneyLion mobile application, add funds to their account and begin spending using a RoarMoney virtual debit card. RoarMoney accounts also include a physical MoneyLion Debit Mastercard that can be used at any of the approximately 55,000 Allpoint ATM network locations to make no-fee withdrawals. We earn revenue from interchange fees from payment networks based on customer expenditures on the debit card. We also earn revenue from cardholder fees such as a small monthly administrative fee charged to our customers and a fee charged to customers when an out-of-network ATM is utilized to withdraw cash. Both interchange fees and cardholder fees are reflected in service and subscription fees. We incur direct costs in connection with the RoarMoney account offering, which include fees paid to the payment networks and our partner bank.

Personalized Investing — MoneyLion Investing is an online investment account that offers access to separately managed accounts invested based on model portfolios comprised of ETFs and managed on a discretionary basis. Advisory services related to the MoneyLion investment account are provided by ML Wealth LLC (“ML Wealth”), an SEC-registered investment adviser and an indirect wholly-owned subsidiary of MoneyLion. Brokerage and custodial services are provided by DriveWealth, a third-party provider. This fully-managed account model allows customers to set their investment strategy and let ML Wealth manage investment decisions to implement that strategy on a discretionary basis. An investment account holder simply identifies their investing comfort zone to receive a personalized portfolio, a mix of stock and bond ETFs. Our managed investment account is available on a standalone basis. Through MoneyLion Investing, customers are able to develop sound investing habits by enabling certain account features, including auto-investing and round ups. Auto-investing allows our customers to automatically contribute into their investment account with recurring deposits directly into the account. With round ups, customers can also choose to automatically round up purchases made either on their RoarMoney account or an external bank account to the nearest dollar. The accrued round ups can then be transferred into the customer’s MoneyLion Investing account and invested in accordance with the customer’s chosen investment strategy. We earn revenue from a small monthly administration fee from our customers who use this product, which is reflected in service and subscription fees.

Crypto — MoneyLion Crypto is an online cryptocurrency account that enables customers to buy, sell and hold cryptocurrency. The account is provided by Zero Hash LLC and its affiliate, Zero Hash Liquidity Services LLC (collectively, “Zero Hash”). The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California, Indiana and Wisconsin, where Zero Hash relies upon licensing exemptions; (ii) Montana, which does not currently have a money transmitter licensing requirement; and (iii) Hawaii. The Zero Hash entities currently engage in crypto asset activities in all U.S. states and the District of Columbia except for New York and Hawaii. RoarMoney accountholders can open a MoneyLion Crypto account through the MoneyLion mobile application and fund it via their RoarMoney account. In addition, customers can also choose to automatically round up purchases made either on their RoarMoney account or an external bank account to the nearest dollar. The accrued round ups can then be transferred into the customer’s MoneyLion Crypto account and invested in Bitcoin. As of December 31, 2021, the only cryptocurrencies available through the MoneyLion Crypto account were Bitcoin and Ether. In January 2022, MoneyLion Crypto expanded to include Bitcoin Cash and Litecoin. We are currently in the process of adding an additional cryptocurrency, Solana, to the MoneyLion Crypto platform and anticipate adding an additional cryptocurrency, Avalanche, during the end of the second quarter of 2022 or beginning of the third quarter of 2022. Both MoneyLion and Zero Hash must consent in writing before adding any additional digital assets to the program. We earn revenue from Zero Hash as they pay us a share of the fees that they earn from our customers in exchange for MoneyLion enabling Zero Hash to effect digital currency-related transactions for our customers. This revenue is reflected in service and subscription fees.

Instacash — Instacash is our 0% APR advance product that gives customers early access to their recurring income deposits. Customers can access Instacash advances at any time during a regular deposit period up to their advance limit, providing customers with the flexibility to cover temporary cash needs and avoid costly overdraft fees. There are no fees associated with regular delivery of funds to either a RoarMoney account (typically delivered within 12-48 hours) or an external checking account (typically delivered within two to five business days). However, customers have the option to pay an additional fee in order to receive their funds on an expedited basis (typically within minutes or less), the amount of which is based on the amount of the disbursement and whether the funds are delivered to a RoarMoney account or an external checking account. Customers may also choose to leave MoneyLion an optional tip for use of the Instacash service. We earn revenue from tips and instant transfer fees, both reflected in service and subscription fees.

Credit Builder Plus — Our Credit Builder Plus membership program offers a proven path for our customers to access credit and establish or rebuild history, build savings, establish financial literacy and track their financial health. For a monthly cost of $19.99, customers receive a suite of services including banking and investment accounts, credit tracking and financial literacy content, rewards programs and access to loans of up to $1,000 at competitive rates offered by MoneyLion lending subsidiaries, allowing our customers to establish up to twelve months of payment history with all three credit bureaus. We offer our Credit Builder Plus members access to the Lion’s Share Loyalty Program, where members can earn rewards of up to $19.99 per month. We earn revenue from monthly subscription fees paid by our customers. These fees are reflected in service and subscription fees. As part of the Credit Builder Plus membership program, members may apply for a Credit Builder Plus secured personal loan. In addition to a free standard disbursement option, we also offered our customers an option to disburse their funds to their MoneyLion-serviced RoarMoney bank account or external bank account on an expedited basis for an instant transfer fee. This instant disbursement option for Credit Builder Plus loans was removed in the second quarter of 2021. We earn revenue from interest income, reflected in net interest income on finance receivables, and, prior to the removal of the instant disbursement option, instant transfer fees, reflected in service and subscription fees.

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

The Company’s key enterprise service offerings include:

Affiliate Marketing Program — We work with various affiliate partners that offer products or services that we may recommend to our customers via display ads, offers or campaigns through our digital platforms. Our customers can access these offers on a standalone basis. We earn revenue from fees from our affiliate partners based on a range of criteria depending on each affiliate relationship including, but not limited to, customers’ clicks, impressions, completed transactions or a share of revenue generated for the affiliate partner. This revenue is reflected in enterprise service revenues.

Even Financial Marketplace — Through Even Financial, we digitally connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps, websites and other consumer touchpoints through its marketplace technology. Our infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, bridging financial institutions and channel partners via Even Financial’s API and embedded finance marketplaces. Even Financial’s network includes over 400 Product Partners and 500 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings, and insurance products. We earn revenue, which is reflected in enterprise service revenue, from our Product Partners based on performance structure. We incur direct costs related to the fees paid to our Channel Partners.

Digital Media and Content Production — Through MALKA, we offer digital media and content production services provided to enterprise clients in entertainment, sports, gaming, live streaming and other sectors. We produce content across every digital medium, from creative advertising campaigns and original branded content to e-gaming livestreams, podcast series, feature length documentaries, sports representation and marketing. We earn revenue, which is reflected in enterprise service revenue, from our enterprise clients based on performance obligations within our contracts with them.

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

Management will continue to monitor the nature and extent of potential impact to the business as the pandemic continues.

Business Combinations — Since January 1, 2021, we have completed the following business combinations:

●	Merger with Fusion – On September 22, 2021, Legacy MoneyLion completed the Business Combination with Fusion and became a publicly traded company. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, for which Legacy MoneyLion was determined to be the accounting acquirer. Since the Business Combination was accounted for as a reverse recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. GAAP. Under this method of accounting, Fusion was treated as the “acquired” company for financial reporting purposes. Operations prior to the Business Combination are those of Legacy MoneyLion. See Part II, Item 8 “Business Combination” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information.

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

The Even Acquisition strengthens MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s growing network includes over 400 Product Partners and 500 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings and insurance products. The Even Acquisition also expands MoneyLion’s addressable market, extends the reach of MoneyLion’s own products, diversifies its revenue mix and furthers MoneyLion’s ambition to be the premier financial super app for hardworking Americans.

At the closing of the Even Acquisition, the Company (i) issued to the equityholders of Even Financial an aggregate of 28,164,811 shares of the Company’s Series A Redeemable Convertible Preferred Stock, along with an additional 529,120 shares of Series A Redeemable Convertible Preferred Stock to advisors of Even Financial for transaction expenses, valued at $0.2 million, (ii) paid to certain Even Financial management equityholders approximately $14.5 million in cash and (iii) exchanged 8,883,228 options to acquire Even Financial common stock for 5,901,846 options to acquire MoneyLion Class A Common Stock, of which the vested portion at the acquisition date was valued at $8.9 million. The equityholders and advisors of Even Financial are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Redeemable Convertible Preferred Stock, based on the attributed revenue of Even Financial’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of the Company’s Class A common stock are entitled to receive dividend equivalents in lieu of receiving Series A Redeemable Convertible Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The combined value of the Earnout and Preferred Stock Equivalents was $45.3 million as of the closing of the Even Acquisition. The total purchase price was approximately $270 million, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5.7 million of existing indebtedness of Even Financial and pay $2.9 million of seller transaction costs.

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

Product mix

We offer various products and services on our platform, including a membership program, loans, cash advances, affiliate offers and cryptocurrency, investment and bank accounts. Each product has a different profitability profile. The relative usage of products with high or low profitability and their lifetime value could have an impact on our performance.

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

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account or affiliate product. Total Customers also include customers that have submitted for, received and clicked on at least one offer, including loans, credit cards, mortgages, savings and insurance products, from a Product Partner via our Even Financial marketplace. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 3.9 million and 1.8 million as of March 31, 2022 and 2021, respectively.

Total Products

We define Total Products as the total number of products that our Total Customers have opened including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account, affiliate product, or signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include products that our Total Customers have submitted for, received and clicked on via our Even Financial marketplace. If a customer has funded multiple secured personal loans or cash advances or received and clicked on multiple products via our Even Financial marketplace, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 9.0 million and 5.1 million as of March 31, 2022 and 2021, respectively.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as financial institutions and financial service providers. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 980 as of March 31, 2022, comprised of 424 Product Partners and 556 Channel Partners.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and cash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending and Instacash products and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $408 million and $189 million for the three months ended March 31, 2022 and 2021, respectively, and were originated directly by MoneyLion.

Adjusted Revenue

Adjusted Revenue is defined as total revenue, net, plus amortization of loan origination costs less provision for loss on subscription receivables, provision for loss on fees receivables and revenue derived from phased out products. We believe that Adjusted Revenue provides a meaningful understanding of revenue from ongoing products and recurring revenue for comparability purposes. Adjusted Revenue is a non-GAAP measure and should not be viewed as a substitute for total revenue, net. Refer to the “Non-GAAP Measures” section below for further discussion.

Our Adjusted Revenue is further broken into the following categories:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consumer	$45,724	$31,489
Enterprise	20,753	996
Adjusted Revenue	$66,477	$32,485

This breakdown of Adjusted Revenue across the categories of consumer revenue and enterprise revenue helps provide our management with a better understanding of Adjusted Revenue by type and may help to inform strategic pricing and resource allocations across our products.

Adjusted Gross Profit and Adjusted EBITDA

Adjusted Gross Profit is defined as gross profit less revenue derived from phased out products. Adjusted EBITDA is defined as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrants, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, stock-based compensation and one-time expenses less origination financing cost of capital. We believe Adjusted Gross Profit and Adjusted EBITDA provide a meaningful understanding of an aspect of profitability based on our current product portfolio. These are non-GAAP measures and should not be viewed as a substitute for gross profit nor net income (loss). Refer to the “Non-GAAP Measures” section below for further discussion.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues

The following table is reference for the discussion that follows.

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$46,394	$30,472	$15,922	52.3%
Net interest income on finance receivables	2,568	1,662	906	54.5%
Total consumer revenues	48,962	32,134	16,828	52.4%
Enterprise service revenues	20,752	996	19,756	1,983.5%
Total revenue, net	$69,714	$33,130	$36,584	110.4%

We generate revenues primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Total revenues increased by $36.6 million, or 110.4%, to $69.7 million for the three months ended March 31, 2022, as compared to $33.1 million for the same period in 2021.

Service and subscription fees

Service and subscription fees increased by $15.9 million, or 52.3%, to $46.4 million for the three months ended March 31, 2022, as compared to $30.5 million for the same period in 2021. The increase in service and subscription fees were driven by increases in fee income related to instant transfer fees and tips from Instacash of $15.4 million driven by the growth of Instacash advances, across both existing and new customers, and an increase in subscription fees of $1.4 million due to an increased number of customers using the Credit Builder Plus membership program. These increases were partially offset by decreases in fee income related to interchange, cardholder and administration fees from our bank and investment accounts of $0.9 million driven by lower payment volume.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Plus loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $0.9 million, or 54.5%, to $2.6 million for the three months ended March 31, 2022, as compared to $1.7 million for the same period in 2021. The increase in net interest income on finance receivables was driven by an over 40% year-over-year origination growth on our Credit Builder Plus loan program across both existing and new customers. The amortization of loan origination costs increased by $0.1 million to $0.3 million for the three months ended March 31, 2022, as compared to $0.2 million for the same period in 2021.

Enterprise service revenues

Enterprise service revenues increased by $19.8 million, or 1,983.5%, to $20.8 million for the three months ended March 31, 2022, as compared to $1.0 million for the same period in 2021. This increase was primarily attributable to the acquisitions of Even Financial and MALKA, which significantly expanded the Company’s affiliate marketing platform, number of enterprise partners and digital media and content production services.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(In thousands, except for percentages)

Operating expenses
Provision for credit losses on consumer receivables	23,044	5,708	17,336	303.7%
Compensation and benefits	22,043	7,057	14,986	212.4%
Marketing	11,416	4,363	7,053	161.7%
Direct costs	21,204	9,903	11,301	114.1%
Professional services	7,288	3,586	3,702	103.2%
Technology-related costs	4,505	2,199	2,306	104.9%
Other operating expenses	10,769	1,082	9,687	895.3%
Total operating expenses	100,269	33,898	66,371	195.8%

Other (expense) income
Interest expense	(6,174)	(1,471)	(4,703)	319.7%
Change in fair value of warrant liability	3,910	(31,230)	35,140	nm
Change in fair value of subordinated convertible notes	-	(39,939)	39,939	nm
Change in fair value of contingent consideration from mergers and acquisitions	(682)	-	(682)	nm
Other (expense) income	(916)	27	(943)	nm
Total other (expense) income	(3,862)	(72,613)	68,751	-94.7%

Income tax (benefit) expense	(28,417)	25	(28,442)	nm

Our operating expenses consist of the following:

Provision for credit losses on consumer receivables

Provision for credit losses on consumer receivables consists of amounts charged during the period to maintain an allowance for credit and advance losses. The allowance represents management’s estimate of the credit losses in our consumer receivable portfolio and is based on management’s assessment of many factors, including changes in the nature, volume and risk characteristics of the consumer receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the customer’s ability to pay.

Provision for credit losses on consumer receivables increased by $17.3 million, or 303.7%, to $23.0 million for the three months ended March 31, 2022, as compared to $5.7 million for the same period in 2021. This increase resulted primarily from an increase to provision related to Instacash advance receivables of $12.5 million, Instacash instant transfer fees and tips of $1.4 million and Credit Builder Plus loan receivables of $1.7 million, evidenced by the increase in Total Originations from approximately $189 million for the three months ended March 31, 2021 compared to approximately $408 million for the same period in 2022. Provision related to subscription fees increased by $1.3 million. Related to the ML Plus loans, a legacy product we transitioned from in the second quarter of 2020, the provision decreased by $0.4 million.

Compensation and benefits

Compensation and benefits increased by $15.0 million, or 212.4%, to $22.0 million for the three months ended March 31, 2022, as compared to $7.1 million for the same period in 2021. This increase was driven primarily by $7.0 million of additional compensation and benefits expenses attributable to the acquisitions of Even Financial and MALKA, an increase in stock-based compensation of $2.9 million and a $1.2 million increase in discretionary incentive bonuses due to increased headcount throughout 2021.

Marketing

Marketing increased by $7.1 million, or 161.7%, to $11.4 million for the three months ended March 31, 2022, as compared to $4.4 million for the same period in 2021. This increase resulted primarily from an increase in costs related to advertising through digital platforms of $3.4 million and other marketing-related activities of $3.8 million.

Direct costs

Direct costs increased by $11.3 million, or 114.1%, to $21.2 million for the three months ended March 31, 2022, as compared to $9.9 million for the same period in 2021. The increase was primarily driven by $10.5 million of direct costs related to Even and MALKA, $2.2 million of increased payment processing fees and $0.7 million of increased underwriting expenses driven by growth in total originations and total customers; partially offset by a $2.1 million decrease in costs related to our bank account offering.

Professional services

Professional services increased by $3.7 million, or 103.2%, to $7.3 million for the three months ended March 31, 2022, as compared to $3.6 million for the same period in 2021. This increase resulted primarily from an increase in fees related to accounting and consulting services of $1.8 million and legal services of $1.6 million, supporting our public reporting and other transaction-related requirements.

Technology-related costs

Technology-related costs increased by $2.3 million, or 104.9%, to $4.5 million for the three months ended March 31, 2022, as compared to $2.2 million for the same period in 2021. This increase resulted primarily from an increase in costs related to internet hosting expenses of $0.6 million, software licenses and subscriptions of $0.8 million and depreciation and amortization related to equipment and software of $0.5 million.

Other operating expenses

Other operating expenses increased by $9.7 million to $10.8 million for the three months ended March 31, 2022, as compared to $1.1 million for the same period in 2021. The increase was driven by $2.4 million of additional amortization expenses which was primarily attributable to the acquisitions of Even Financial and MALKA, $2.0 million of insurance-related expenses, $1.7 million related to a reserve for costs related to ongoing legal matters, and $1.8 million for other general operating expenses.

Our other (expense) income consists of the following:

Interest expense

Interest expense increased by $4.7 million, or 319.7%, to $6.2 million for the three months ended March 31, 2022, as compared to $1.5 million for the same period in 2021. This increase resulted from an increase in average debt outstanding during the three months ended March 31, 2022 compared to the same period in 2021. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was a benefit of $3.9 million for the three months ended March 31, 2022, as compared to an expense of $31.2 million for the same period in 2021. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of subordinated convertible notes

Change in fair value of subordinated convertible notes had no expense for the three months ended March 31, 2022 compared to an expense of $39.9 million for the three months ended March 31, 2021. There was no activity for the three months ended March 31, 2022 because the subordinated convertible notes were converted into common stock immediately prior to the Business Combination Closing in September 2021; the noteholders subsequently received shares of MoneyLion Class A Common Stock upon the Business Combination Closing.

Change in fair value of contingent consideration from mergers and acquisitions

Change in fair value of contingent consideration from mergers and acquisitions was an expense of $0.7 million for the three months ended March 31, 2022, as compared to zero for the same period in 2021. No contingent consideration from mergers and acquisitions was outstanding for the three months ended March 31, 2021.

Other (expense) income

Other (expense) income decreased by $0.9 million to other expense of $0.9 million for the three months ended March 31, 2022, as compared to $0.0 million for the same period in 2021. The majority of other expense in the three months ended March 31, 2022 was related to expenses from debt transactions during the period.

Income tax (benefit) expense

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the significant income tax benefit recorded during the three months ended March 31, 2022.

Non-GAAP Measures

In addition to total revenue, net, net income (loss) and gross profit, which are measures presented in accordance with U.S. GAAP, management believes that Adjusted Revenue, Adjusted Gross Profit and Adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance. Adjusted Revenue, Adjusted Gross Profit and Adjusted EBITDA are supplemental measures of MoneyLion’s performance that are neither required by nor presented in accordance with U.S. GAAP. Adjusted Revenue, Adjusted Gross Profit and Adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as total revenue, net, net income (loss), gross profit or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

We define Adjusted Revenue as total revenue, net plus amortization of loan origination costs less provision for loss on subscription receivables, provision for loss on fees receivables and revenue derived from phased out products. The definition of Adjusted Revenue previously removed non-operating income, which has been moved out of total revenue, net and into other (expense) income as part of our GAAP financial statement reclassification. We believe that Adjusted Revenue provides a meaningful understanding of revenue from ongoing products and recurring revenue for comparability purposes.

We define Adjusted Gross Profit as gross profit less revenue derived from phased out products. The definition of Adjusted Gross Profit previously removed non-operating income, which has been moved out of total revenue, net and into other (expense) income as part of our GAAP financial statement reclassification. We define Adjusted EBITDA as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrant liability, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, stock-based compensation and one-time expenses less origination financing cost of capital. We believe that these measures provide a meaningful understanding of an aspect of profitability based on our current product portfolio.

Adjusted Revenue, Adjusted Gross Profit and Adjusted EBITDA are useful to an investor in evaluating our performance because these measures:

●	are widely used by investors to measure a company’s operating performance;

●	are metrics used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

●	are used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

The reconciliation of total revenue, net to Adjusted Revenue for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenues, net	$69,714	$33,130
Add back:
Amortization of loan origination costs[1]	324	81
Less:
Provision for credit losses on receivables - subscription receivables[2]	(1,541)	(234)
Provision for credit losses on receivables - fees receivables[3]	(2,001)	(615)
Revenue derived from products that have been phased out[4]	(20)	124
Adjusted Revenue	$66,477	$32,485

(1)	Amortization of loan origination costs are included within net interest income from finance receivables.

(2)	We deduct provision for credit losses on receivables related to subscription receivables from total revenue, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to subscription receivables is included within provision for loss on receivables on the statement of operations. Refer to Part I, Item 1 “Financial Statements — Summary of Significant Accounting Policies” for further discussion.

(3)	We deduct provision for credit losses on receivables related to fees receivables from total revenue, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to Part I, Item 1 “Financial Statements — Summary of Significant Accounting Policies” for further discussion.

(4)	Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and fee income, respectively. Revenue from unsecured personal loans was zero and $(0.1) million for the three months ended March 31, 2022 and 2021, respectively.

The reconciliation of gross profit, which is prepared in accordance with U.S. GAAP, to Adjusted Gross Profit for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenue, net	$69,714	$33,130
Less:
Cost of Sales
Direct costs	(21,204)	(9,903)
Provision for credit losses on receivables - subscription receivables[1]	(1,541)	(234)
Provision for credit losses on receivables - fees receivables[2]	(2,001)	(615)
Technology related costs	(2,461)	(1,406)
Professional services	(1,056)	(741)
Compensation and benefits	(1,014)	(886)
Other operating expenses	(104)	(50)
Gross Profit	$40,333	$19,294
Less:
Revenue derived from products that have been phased out[3]	(20)	124
Adjusted Gross Profit	$40,314	$19,418

(1)	We deduct provision for credit losses on receivables related to subscription receivables from total revenue, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to subscription receivables is included within provision for loss on receivables on the statement of operations. Refer to Part I, Item 1 “Financial Statements — Summary of Significant Accounting Policies” for further discussion.

(2)	We deduct provision for credit losses on receivables related to fees receivables from total revenue, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to the Part I, Item 1 “Financial Statements — Summary of Significant Accounting Policies” for further discussion.

(3)	Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and fee income, respectively. Revenue from unsecured personal loans was zero and $(0.1) million for the three months ended March 31, 2022 and 2021, respectively.

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (loss)	$(6,000)	$(73,406)
Add back:
Interest related to corporate debt[1]	1,387	1,471
Income tax expense (benefit)	(28,417)	25
Depreciation and amortization expense	3,421	514
Changes in fair value of warrant liability	(3,910)	31,230
Changes in fair value of subordinated convertible notes	-	39,939
Change in fair value of contingent consideration from mergers and acquisitions	682	-
Stock-based compensation expense	3,268	518
One-time expenses[2]	4,777	1,262
Less:
Origination financing cost of capital[3]	-	(2,767)
Adjusted EBITDA	$(24,792)	$(1,213)

(1)

We add back the interest expense related to all outstanding corporate debt, excluding outstanding principal balances related to the Roar 1 SPV Credit Facility and the Roar 2 SPV Credit Facility. For U.S. GAAP reporting purposes, interest expense related to corporate debt is included within interest expense in the statement of operations.

(2)	We add back other one-time expenses, including those related to transactions, including mergers and acquisitions and financings, that occurred, litigation-related expenses and non-recurring costs or gains. Generally, these expenses are included within other expenses or professional fees in the statement of operations.

(3)	Origination financing cost of capital represents the preferred return attributable to IIA investors. This is included within temporary equity on historical consolidated balance sheets. Since we transitioned away from IIA in December 2021, this will have no impact on our Adjusted EBITDA going forward.

Changes in Financial Condition to March 31, 2022 from December 31, 2021

	March 31,	December 31,	Change
	2022	2021	$	%
Assets
Cash and restricted cash	$248,987	$246,224	$2,763	1.1%
Consumer receivables	153,634	153,741	(107)	-0.1%
Allowance for credit losses on consumer receivables	(22,291)	(22,323)	32	-0.1%
Consumer receivables, net	131,343	131,418	(75)	-0.1%
Enterprise receivables	14,207	6,002	8,205	136.7%
Property and equipment, net	2,140	1,801	339	18.8%
Goodwill and intangible assets, net	374,626	77,665	296,961	382.4%
Other assets	37,932	28,428	9,504	33.4%
Total assets	$809,235	$491,538	$317,697	64.6%
Liabilities and Stockholders’ Equity
Liabilities:
Debt agreements	240,915	186,591	54,324	29.1%
Accounts payable and accrued liabilities	43,933	36,868	7,065	19.2%
Warrant liability	4,350	8,260	(3,910)	-47.3%
Other liabilities	81,948	26,585	55,363	208.2%
Total liabilities	371,146	258,304	112,842	43.7%
Redeemable convertible preferred stock (Series A)	194,675	-	194,675	nm
Stockholders’ equity:
Common Stock	24	23	1	4.3%
Additional paid-in capital	723,394	708,175	15,219	2.1%
Accumulated deficit	(470,304)	(465,264)	(5,040)	1.1%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders’ equity	243,414	233,234	10,180	4.4%
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$809,235	$491,538	$317,697	64.6%

Assets

Cash and restricted cash

Cash and restricted cash increased by $2.8 million, or 1.1%, to $249.0 million as of March 31, 2022, as compared to $246.2 million as of December 31, 2021. Refer to the “Cash Flows” section below for further discussion on the net cash provided by (used in) operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net remained stable at $131.3 million as of March 31, 2022, as compared to $131.4 million as of December 31, 2021. The decrease in loan receivables from December 31, 2021 to March 31, 2022 was mostly offset by increases in Instacash receivables.

Enterprise receivables

Enterprise receivables increased by $8.2 million, or 136.7%, to $14.2 million as of March 31, 2022, as compared to $6.0 million as of December 31, 2021. This increase was primarily attributable to the acquisition of Even Financial, which significantly expanded the Company’s affiliate marketing platform and number of Enterprise Partners.

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased by $297.0 million, or 382.4%, to $374.6 million as of March 31, 2022, as compared to $77.7 million as of December 31, 2021. This increase was attributable to the Even Acquisition, which closed in the first quarter of 2022.

Other assets

Other assets increased by $9.5 million, or 33.4%, to $37.9 million as of March 31, 2022, as compared to $28.4 million as of December 31, 2021. This was primarily attributable to the new lease accounting standard adopted during the first quarter of 2022 which resulted in an operating lease right-of-use asset of $8.7 million as of March 31, 2022.

Liabilities

Debt agreements

Debt agreements increased by $54.3 million, or 29.1%, to $240.9 million as of March 31, 2022, as compared to $186.6 million as of December 31, 2021. Refer to the Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Accounts payable and accrued expenses

Accounts payable and accrued expenses increased by $7.1 million, or 19.2%, to $43.9 million as of March 31, 2022, as compared to $36.9 million as of December 31, 2021, which was primarily attributable to new accounts payable and accruals of $10.1 million associated with Even Financial, which the Company acquired during the first quarter of 2022.

Warrant liability

Warrant liability decreased by $3.9 million, or 47.3%, to $4.4 million as of March 31, 2022, as compared to $8.3 million as of December 31, 2021. Refer to the “Results of Operations for the Three Months Ended March 31, 2022 and 2021” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities increased by $55.4 million, or 208.2%, to $81.9 million as of March 31, 2022, as compared to $26.6 million as of December 31, 2021. The increase was primarily attributable to an increase in liabilities related to contingent consideration from mergers and acquisitions of $46.1 million primarily related to the Even Acquisition and an increase from the new lease accounting standard adopted during the first quarter of 2022 which resulted in operating lease liability of $8.7 million as of March 31, 2022.

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

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through IIA until the end of the fourth quarter of 2021. Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. As of March 31, 2022, there was an outstanding principal balance of $83 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $73 million under the ROAR 2 SPV Credit Facility. See Part I, Item 1 “Financial Statements — Variable Interest Entities” for more information on the ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility.

The following table presents the Company’s cash, restricted cash and receivable from payment processor, as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Cash	$185,009	$201,763
Restricted cash	63,978	44,461
Receivable from payment processor	$18,309	$18,576

Cash Flows

The following table presents cash (used in) provided by operating, investing and financing activities during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(8,651)	$3,291
Net cash used in investing activities	(42,279)	(15,145)
Net cash provided by financing activities	53,693	50,743
Net increase in cash and restricted cash	$2,763	$38,889

Operating Activities

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2022 compared to net cash provided by operating activities of $3.3 million for the three months ended March 31, 2021. This was primarily driven by a decrease in profitability, after adjusting for non-cash activity included in our net loss, of approximately $13.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as the result of increases in operating expenses and interest expense, which were partially offset by increases in net revenues and changes in working capital.

Investing Activities

 Net cash used in investing activities was $42.3 million and $15.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash used in investing activities was primarily related to a $7.8 million increase in net originations and collections of finance receivables and $18.6 million spent on the Even Acquisition, net of cash received, during the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was $53.7 million and $50.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily attributable to an increase in net proceeds from financing sources during the three months ended March 31, 2022.

Financing Arrangements

Refer to the Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of March 31, 2022:

	Total	Remainder 2022	2023 – 2024	2025 – 2026	Thereafter
Monroe Term Loans	90,000	-	20,000	70,000	-
ROAR 1 SPV Credit Facility	83,000	-	-	83,000	-
ROAR 2 SPV Credit Facility	73,000	-	-	73,000	-
Operating lease obligations	12,722	1,733	5,553	3,764	1,672
Total	$258,722	$1,733	$25,553	$229,764	$1,672

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part I, Item 1 “Financial Statements — Debt” in this Quarterly Report on Form 10-Q.

Equity

Series A Redeemable Convertible Preferred Stock

In connection with the acquisition of Even Financial, the Company issued 28,693,931 shares of Series A Redeemable Convertible Preferred Stock. For more information regarding the Series A Redeemable Convertible Preferred Stock, see Part I, Item 1 “Financial Statements — Common and Preferred Stock.”

Off-Balance Sheet Arrangements

At March 31, 2022, the Company did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Part I, Item 1 “Financial Statements — Summary of Significant Accounting Policies” for a description of critical accounting policies and estimates.

Recently Issued and Adopted Accounting Pronouncements

See Part I, Item 1 “Financial Statements — Summary of Significant Accounting Policies” for a description of recently issued accounting pronouncements that may potentially impact our results of operations, financial condition or cash flows.

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

Certain of our funding arrangements, and future funding arrangements may, bear a variable interest rate. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of March 31, 2022, would result in an approximately $0.9 million impact to annual interest expense.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, in light of the Restatement, as well as the related material weaknesses identified, our disclosure controls and procedures were not effective as of March 31, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our remediation efforts.

In connection with our remediation efforts of the material weaknesses in our internal control over financial reporting and as part of our overall efforts to develop and refine our disclosure controls and procedures and improve our internal control over financial reporting as part of our obligations as a public company, we have added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise. We have also begun to design formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In addition, we have enhanced the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards.

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

Part II

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and could materially and adversely impact our business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Regulatory Matters — Unfavorable outcomes in legal proceedings may harm our business and results of operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

CFPB Civil Investigative Demands

We have received and are in the process of responding to CIDs from the CFPB relating to our compliance with the Military Lending Act and our membership model. We will continue to provide to the CFPB all of the information and documents required by the CIDs and intend to continue to fully cooperate with the CFPB in this investigation. The investigation is ongoing and any potential impact on our financial condition or operations are unknown at this time.

SEC Investigation

We have received and are in the process of responding to investigative subpoenas from the SEC concerning IIA, which primarily held assets from institutional investors, and was our primary source of funding for originated receivables through the end of the fourth quarter of 2021. We are cooperating with the investigation and cannot predict its outcome or any potential impact on our financial condition or operations.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Registration Statement on Form S-1 (File No. 333-263775), filed with the SEC on May 6, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2022, MoneyLion issued to the equityholders of Even Financial an aggregate of 28,164,811 shares of Series A Redeemable Convertible Preferred Stock with a face value of $10.00 per share, issued an aggregate of 529,120 shares of Series A Redeemable Convertible Preferred Stock to advisors of Even Financial for transaction expenses and exchanged 8,883,228 options to acquire Even Financial common stock for 5,901,846 options to acquire MoneyLion Class A Common Stock. The equityholders and advisors of Even Financial are also entitled to receive an additional payment from MoneyLion of up to an aggregate of 8.0 million shares of Series A Redeemable Convertible Preferred Stock, with a face value of $10.00 per share, based on the Even Financial Earnout.

On March 28, 2022 and March 31, 2022, in connection with MoneyLion’s acquisition of MALKA, MoneyLion issued 1,209,592 and 2,958,116 restricted shares of MoneyLion Class A Common Stock, respectively, to Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former shareholders of MALKA, pursuant to the earnout and make-whole provisions of the Membership Interest Purchase Agreement governing the MALKA Acquisition.

Such offers, sales and issuances of MoneyLion securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in any of the foregoing transactions.

Item 3. Default Upon Senior Securities

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

Exhibit No.	Description
2.1†	Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2022, by and among MoneyLion, Inc., Epsilon Merger Sub Inc., Even Financial Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on February 17, 2022).
10.1†	Credit Agreement, dated as of March 24, 2022, by and among MoneyLion Technologies Inc., as borrower, the various financial institutions party thereto, as lenders, and Monroe Capital Management Advisors, LLC, as administrative agent and lead arranger (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on March 30, 2022).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Certain schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5), or certain portions of this exhibit have been redacted pursuant to Regulation S-K Item 601(b)(iv). The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit or an unredacted copy of the exhibit, as applicable, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONEYLION INC.

Date: May 16, 2022	By:	/s/ Richard Correia
Richard Correia Chief Financial Officer (Principal Financial Officer)

Date: May 16, 2022	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)