Form 10-K/A
period 2021-12-31
MONEYLION INC.
filed 2022-08-11
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

MoneyLion Inc. (together with its consolidated subsidiaries, as context requires, the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend and restate its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Original Filing”), to restate certain of the Company’s financial statements (collectively, the “Original Financial Statements”) as a result of an error related to the classification and related accounting treatment of certain consideration paid and payable to the sellers (the “Selling Members”) of Malka Media Group LLC (“MALKA”) as equity instead of a liability in connection with the Company’s acquisition of MALKA (the “MALKA Acquisition”), as described in more detail below.

Restatement Background — In connection with the preparation of the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company’s management, in consultation with its advisors, identified an error arising from the manner in which the Company classified and accounted for certain consideration paid and payable to the Selling Members.

Upon the closing of the MALKA Acquisition, the Company (i) issued $30.0 million in restricted shares (the “Closing Consideration Shares”) of MoneyLion’s Class A common stock, par value $0.0001 per share (the “MoneyLion Class A Common Stock”), at a price per share of $9.00 and (ii) paid to the Selling Members approximately $10.0 million in cash in exchange for all of the issued and outstanding membership interests of MALKA. The Membership Interest Purchase Agreement governing the MALKA Acquisition includes a make-whole provision with respect to the Closing Consideration Shares issued pursuant to which the Company was and may be required to issue additional restricted shares of MoneyLion Class A Common Stock or pay additional cash, as determined by the Company in its sole discretion, on each of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Make-Whole Provision”). The Company originally classified the Closing Consideration Shares and the Make-Whole Provision as equity and recorded the fair value as stockholders’ equity on the consolidated balance sheet as of November 15, 2021, the closing date of the MALKA Acquisition (the “MALKA Acquisition Closing Date”). The Company’s management, in consultation with its advisors, has now determined that the Make-Whole Provision should not have been classified as equity and should have been classified as a liability within the scope of Accounting Standards Codification 480, Distinguishing Liabilities from Equity, as of the MALKA Acquisition Closing Date, with subsequent changes in the fair value of such liability recorded in the consolidated statement of operations under change in fair value of contingent consideration from mergers and acquisitions.

As a result, the Company’s management has noted errors related to net loss and basic and diluted loss per share in the consolidated statements of operations for the year ended December 31, 2021 and three months ended March 31, 2022 and accounts payable and accrued liabilities as of December 31, 2021, other liabilities as of March 31, 2022 and additional paid-in capital and accumulated deficit as of December 31, 2021 and March 31, 2022 in the consolidated balance sheets, along with related impacts to the consolidated statements of cash flows for the year ended December 31, 2021 and three months ended March 31, 2022 and the consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit) for the year ended December 31, 2021 and three months ended March 31, 2022.

The manner in which the Company accounted for the Make-Whole Provision had no effect on the Company’s previously reported cash position.

In light of the foregoing, on August 8, 2022, the Audit Committee of the Company’s board of directors, based on the recommendation of and after consultation with management and the Company’s advisors, concluded that (a) the Company’s Original Financial Statements and related financial information contained in the Original Filing and (b) the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2022 and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, originally filed with the SEC on May 16, 2022 (the “Q1 2022 10-Q”), should no longer be relied upon and should be restated in order to correct the error described above. We intend to file an amendment to the Q1 2022 10-Q in order to correct the Make-Whole Provision classification error described above and restate the financial statements and related financial information contained in the Q1 2022 10-Q.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the Original Financial Statements and related financial information contained in the Original Filing should no longer be relied upon.

The restatement is more fully described in Note 2 to the consolidated financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations — In the Original Filing, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 as a result of the restatement of the financial statements and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the SEC on November 15, 2021, and the material weakness identified in connection therewith and in prior periods. The Company’s management has concluded again that as a result of the prior restatement, the classification error described above and the material weakness, as described further herein, the Company’s disclosure controls and procedures were not effective as of December 31, 2021. The Company’s management intended to complete the remediation of the material weakness by December 31, 2022, as described in the Original Filing. However, in light of the restatements of the financial statements described above, management has now determined that an estimated remediation completion date of March 31, 2023 is more appropriate. For additional discussion, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

Items Amended In This Amendment — For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II – Item 8. Financial Statements and Supplementary Data

●	Part II – Item 9A. Controls and Procedures

●	Part IV – Item 15. Exhibits and Financial Statement Schedules

Except as described above, this Amendment does not substantively amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after March 17, 2022, the original filing date, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Documents Incorporated by Reference

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders held on June 15, 2022, which definitive proxy statement was filed with the Securities and Exchange Commission on April 29, 2022 (within 120 days after the end of the fiscal year to which this Annual Report relates).

MoneyLion Inc.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K/A

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

As used in this Annual Report on Form 10-K/A, unless the context requires otherwise, references to “MoneyLion,” the “Company,” “we,” “us,” “our” and similar references refer to MoneyLion Inc. and, as context requires, its consolidated subsidiaries for the period following the Business Combination and to MoneyLion Technologies Inc. and, as context requires, its consolidated subsidiaries for the period prior to the Business Combination. “Fusion” refers to Fusion Acquisition Corp. prior to the Business Combination.

For convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K/A are listed without the ®, TM and SM symbols, but we intend to assert, and notify others of, our rights in and to these trademarks and service marks to the fullest extent under applicable law.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A, including the information incorporated herein by reference, contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of MoneyLion Inc. and its wholly-owned subsidiaries (“MoneyLion”). These statements are based on the beliefs and assumptions of the management of MoneyLion. Although MoneyLion believes that its respective plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, MoneyLion cannot assure you that it will achieve or realize these plans, intentions or expectations. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, MoneyLion’s management.

Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which may be beyond MoneyLion’s control. Forward-looking statements are not guarantees of future performance or outcomes, and MoneyLion’s actual performance and outcomes, including, without limitation, actual results of operations, financial condition and liquidity, and the development of the market in which MoneyLion operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K/A. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

●	factors relating to the business, operations and financial performance of MoneyLion, including market conditions and global and economic factors beyond MoneyLion’s control, including the COVID-19 pandemic;

●	intense and increasing competition in the industries in which MoneyLion and its subsidiaries, including MALKA (as defined herein), operate, and demand for and consumer confidence in MoneyLion’s products and services, including as a result of any adverse publicity concerning MoneyLion;

●	MoneyLion’s ability to realize strategic objectives and avoid difficulties and risks of any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions;

●	MoneyLion’s reliance on third parties to provide services;

●	MoneyLion’s ability to service loans or advances properly and the performance of the loans and other receivables originated through MoneyLion’s platform;

●	MoneyLion’s ability to raise financing in the future, to comply with restrictive covenants related to its long-term indebtedness and to manage the effects of changes in the cost of capital;

●	MoneyLion’s success in retaining or recruiting, or changing as required, its officers, key employees and directors, including MALKA’s ability to retain its content creators;

●	MoneyLion’s ability to comply with the extensive and evolving laws and regulations applicable to its business;

●	risks related to the proper functioning of MoneyLion’s IT systems and data storage, including as a result of cyberattacks and other security breaches or disruptions suffered by MoneyLion or third parties upon which it relies;

●	MoneyLion’s ability to protect its intellectual property rights;

●	MoneyLion’s ability to comply with laws and regulations applicable to its business and the outcome of any legal or governmental proceedings that may be instituted against MoneyLion;

●	MoneyLion’s ability to establish and maintain an effective system of internal controls over financial reporting;

●	MoneyLion’s ability to maintain the listing of MoneyLion’s Class A common stock (“MoneyLion Class A Common Stock”) and of MoneyLion’s publicly traded warrants to purchase MoneyLion Class A Common Stock (the “Public Warrants”) on the New York Stock Exchange (the “NYSE”) and any volatility in the market price of MoneyLion’s securities; and

●	other factors detailed under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K/A.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K/A and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K/A, our consolidated financial statements and the related notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K/A, as well as in other documents that we file with the Securities and Exchange Commission (the “SEC”). Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

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

None of the information contained on, or that may be accessed through our websites or any other website identified herein, is part of, or incorporated into, this filing. All website addresses in this Annual Report on Form 10-K/A are intended to be inactive textual references only, unless expressly noted.

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

We track certain key operating metrics such as total payment volume, Total Originations and Total Customers (each as defined herein) with internal systems and tools that are not independently verified by any third party. While the metrics presented in this Annual Report on Form 10-K/A are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the key operating metrics we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

We have a history of losses and may not achieve profitability in the future. (As Restated)

Our net losses were $169.5 million and $41.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had a total accumulated deficit of $465.3 million. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows in future periods in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology and new products and services in order to enhance our brand recognition and our value proposition to our customers, and these additional costs will create further challenges to generating near-term profitability. We also expect general and administrative expenses to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

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

MoneyLion has identified a material weakness in its internal control over financial reporting which remains un-remediated as of December 31, 2021 and March 31, 2022. If MoneyLion is unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. (As Restated)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

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

In addition, subsequent to the issuance of MoneyLion’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, MoneyLion had to restate such previously issued financial statements with respect to the accounting for the conversion of subordinated convertible notes and exercise of stock warrants into equity and the calculation of diluted earnings per share for the three months ended September 30, 2021. For additional information with respect to the restatement, see Part II, Item 9A “Controls and Procedures.” MoneyLion determined that such restatement resulted from the previously identified material weakness in its internal control over financial reporting as of September 30, 2021, which remained un-remediated as of December 31, 2021. MoneyLion did not maintain an effective control environment, resulting in the foregoing restatement of previously issued financial statements, as there were certain areas in which the accounting function did not operate as expected, due to a lack of sufficient internal accounting resources and inadequate level of precision embedded in control activities, as well as lack of sufficient formalization over processes and control evidence, resulting in multiple audit adjustments and restatements in our previously issued financial statements.

Furthermore, subsequent to the issuance of MoneyLion’s audited consolidated financial statements as of and for the year ended December 31, 2021 and the issuance of MoneyLion’s unaudited consolidated financial statements as of and for the three months ended March 31, 2022, MoneyLion determined to restate such previously issued financial statements to correct an error arising from the manner in which the Company classified and accounted for the Make-Whole Provision related to the Closing Consideration Shares issued in connection with the closing of the MALKA Acquisition. For additional information with respect to the error, see the Explanatory Note to this Amendment and Note 2 to the audited consolidated financial statements included in Part II, Item 8 of this Amendment. MoneyLion determined that such restatements resulted from the previously identified material weakness in its internal control over financial reporting as of December 31, 2021 and March 31, 2022. MoneyLion did not maintain an effective control environment, resulting in the previously undetected error and the need to restate such previously issued financial statements, as there were certain areas in which the accounting function did not operate as expected due to a lack of sufficient internal accounting resources, in particular technical accounting expertise with respect to complex financial instruments resulting in undue reliance on third-party accounting and valuation experts, and inadequate level of precision embedded in control activities, as well as lack of sufficient formalization over processes and control evidence, resulting in audit adjustments and restatements in our previously issued financial statements.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. MoneyLion continues to evaluate steps to remediate the identified material weakness and is in the process of remediating the control deficiencies that relate to the material weakness, as described further in Part II, Item 9A “Controls and Procedures.” We intend to complete the remediation by March 31, 2023, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

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

The material weakness in our internal control over financial reporting and the restatements of certain of our previously issued financial statements subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings. (As Restated)

As a result of the material weakness in our internal control over financial reporting and the restatements of certain of our previously issued financial statements as described further in the foregoing risk factor, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the remediation of the material weakness and the restatements and increased scrutiny of the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to penalties. In addition, we face increased potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among other things, the restatements, the material weakness in our internal control over financial reporting and the preparation of our financial statements.  Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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

Stock Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of MoneyLion and is intended to help the reader understand MoneyLion, our operations and our present business environment. This discussion should be read in conjunction with MoneyLion’s audited consolidated financial statements and notes to those financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” within this Annual Report on Form 10-K/A. References to “we,” “us,” “our,” “Company” or “MoneyLion” refer to MoneyLion Technologies Inc. and, as context requires, its wholly-owned subsidiaries for the periods prior to the Business Combination Closing Date and to MoneyLion Inc. and, as context requires, its wholly-owned subsidiaries for the period thereafter. “Fusion” refers to Fusion Acquisition Corp. for the periods prior to the Business Combination Closing Date.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our audited consolidated financial statements for the year ended December 31, 2021. See the Explanatory Note to this Annual Report on Form 10-K/A and Note 2, “Restatement of Previously Issued Financial Statements,” to the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K/A for a detailed explanation and impacts of the restatement. Except as described above, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not reflect or purport to reflect any information or events occurring after March 17, 2022, the original filing date, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein.

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

Business Combinations (As Restated) — Since January 1, 2020, we have completed the following business combinations:

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

Upon the closing of the MALKA Acquisition, MoneyLion issued 3,206,167 restricted shares of MoneyLion Class A Common Stock and paid approximately $10.0 million in cash to the Selling Members in exchange for all of the issued and outstanding membership interests of MALKA. The Make-Whole Provision related to the restricted shares of MoneyLion Class A Common Stock issued was valued at $10.9 million as of the MALKA Acquisition Closing Date. MoneyLion also paid down approximately $2.2 million of MALKA debt facilities. The Selling Members may also earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The total purchase price of the MALKA Acquisition was approximately $52.7 million.

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

 Results of Operations for the Twelve Months Ended December 31, 2021 and 2020

The following table is reference for the discussion that follows.

	Twelve Months Ended December 31,		Change (As Restated)
	2021 (As Restated)	2020	$	%
	(In thousands, except for percentages)
Revenue
Net interest income on finance receivables	$7,002	$4,347	$2,655	61.1%
Membership subscription revenue	32,357	25,994	6,363	24.5%
Affiliates income	10,900	2,234	8,666	387.9%
Fee income	116,131	46,639	69,492	149.0%
Other income	4,721	197	4,524	2,296.4%
Total Revenues, net	171,111	79,411	91,700	115.5%
Operating expenses
Marketing	43,170	11,060	32,110	290.3%
Provision for loss on receivables	60,749	21,294	39,455	185.3%
Other direct costs	8,864	4,336	4,528	104.4%
Interest expense	7,251	2,950	4,301	145.8%
Personnel expenses	45,878	24,200	21,678	89.6%
Underwriting expenses	8,253	6,242	2,011	32.2%
Information technology expenses	7,488	7,041	447	6.3%
Bank and payment processor fees	24,565	13,737	10,828	78.8%
Change in fair value of warrant liability	39,629	14,419	25,210	174.8%
Change in fair value of subordinated convertible notes	41,877	4,000	37,877	946.9%
Change in fair value of contingent consideration from mergers and acquisitions	10,838	-	10,838	nm
Professional fees	19,847	8,396	11,451	136.4%
Depreciation and amortization expense	2,392	1,108	1,284	115.9%
Occupancy expense	997	1,233	(236)	(19.1)%
Gain on foreign currency translation	(431)	(179)	(252)	140.8%
Other operating expenses	19,172	1,155	18,017	1,559.9%
Total operating expenses	340,539	120,992	219,547	181.5%
Net loss before income taxes	(169,428)	(41,581)	(127,847)	307.5%
Income tax expense	56	6	50	833.3%
Net loss	$(169,484)	$(41,587)	$(127,897)	307.5%

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

Change in fair value of contingent consideration from mergers and acquisitions (As Restated)

Change in fair value of contingent consideration from mergers and acquisitions was an expense of $10.8 million for the twelve months ended December 31, 2021, as compared to zero for the same period in 2020. The change in fair value and related increase in expense resulted from MALKA’s operating performance exceeding initial estimates available at the time of the MALKA Acquisition and the decline in the market value of the MoneyLion Class A Common Stock subsequent to the closing of the MALKA Acquisition, which increased the fair value of various make-whole provisions relating to the MALKA Acquisition valued within contingent consideration.

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

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted Net Loss and to Adjusted EBITDA for the twelve months ended December 31, 2021 and 2020 is as follows:

	Twelve Months Ended December 31,
	2021 (As Restated)	2020
	(In thousands)
Net loss	$(169,484)	$(41,587)
Add back:
Change in fair value of warrant liability	39,629	14,419
Change in fair value of subordinated convertible notes	41,877	4,000
Change in fair value of contingent consideration from mergers and acquisitions	10,838	-
Stock compensation expense	5,039	1,650
One-time transaction related expenses (1)	10,409	50
Other one-time (gains) expenses (2)	(1,358)	775
Less:
Origination financing cost of capital (3)	(12,718)	(8,409)
Adjusted net loss	(75,768)	(29,102)
Add back:
Depreciation and amortization expense	2,392	1,108
Interest expense related to corporate debt (4)	6,179	2,950
Adjusted EBITDA	$(67,197)	$(25,044)

(1)	We add back one-time expenses that are related to transactions, including mergers and acquisitions and financings, that occurred. Generally these expenses are included within professional fees in the statement of operations.
(2)	We add back other one-time expenses, not related to transactions, such as litigation-related expenses and non-recurring costs or gains. Generally these expenses are included within other expenses or professional fees in the statement of operations.
(3)

Origination financing cost of capital represents the preferred return attributable to IIA investors. This is included within temporary equity on the consolidated balance sheet. As we transitioned away from IIA in December 2021, this will have no impact on our Adjusted EBITDA and Adjusted Net Income (Loss) going forward.

(4)	We add back the interest expense related to all outstanding corporate debt, excluding outstanding principal balances related to the Roar 1 SPV Credit Facility and the Roar 2 SPV Credit Facility. For U.S. GAAP reporting purposes, interest expense related to corporate debt is included within interest expense in the statement of operations.

Changes in Financial Condition to December 31, 2021 from December 31, 2020

	December 31, 2021	December 31,	Change
	(As Restated)	2020	$	%
	(In thousands, except for percentages)
Assets
Cash and restricted cash	$246,224	$20,927	$225,297	1,076.6%
Receivables	153,741	68,794	84,947	123.5%
Allowance for losses on receivables	(22,323)	(9,127)	(13,196)	144.6%
Receivables, net	131,418	59,667	71,751	120.3%
Property and equipment, net	1,801	502	1,299	258.8%
Goodwill and intangible assets, net	77,665	30,840	46,825	151.8%
Other assets	34,430	11,707	22,723	194.1%
Total assets	$491,538	$123,643	$367,895	297.5%
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Equity (Deficit)
Liabilities:
Debt agreements	186,591	46,602	139,989	300.4%
Accounts payable and accrued liabilities	75,003	20,968	54,035	257.7%
Warrant liability	8,260	24,667	(16,407)	(66.5)%
Total liabilities	269,854	92,237	177,617	192.6%
Redeemable convertible preferred stock (Series A-1, A-2, A-3, B, B-2, C, C-1)	-	288,183	(288,183)	(100.0)%
Redeemable noncontrolling interests	-	71,852	(71,852)	(100.0)%
Stockholders’ equity (deficit):
Common Stock	23	-	23	0.0%
Additional paid-in capital	701,234	-	701,234	0.0%
Accumulated deficit	(469,873)	(327,629)	(142,244)	43.4%
Treasury stock	(9,700)	(1,000)	(8,700)	870.0%
Total stockholders’ equity (deficit)	221,684	(328,629)	550,313	(167.5)%
Total liabilities, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit)	$491,538	$123,643	$367,895	297.5%

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

Accounts payable and accrued expenses (As Restated)

Accounts payable and accrued expenses increased by $54.0 million, or 257.7%, to $75.0 million as of December 31, 2021, as compared to $21.0 million as of December 31, 2020, which was attributable to an increase in operating expenses during the period, $5.4 million of accrued liability related to insurance premiums, $3.7 million of transaction costs related to the Business Combination that remain unpaid as of December 31, 2021 and $29.6 million of contingent consideration related to the MALKA Acquisition. Refer to the “Results of Operations for the Twelve Months Ended December 31, 2021 and 2020” section above for further discussion on operating expense activity during the period.

Warrant liability

Warrant liability decreased by $16.4 million, or 66.5%, to $8.3 million as of December 31, 2021, as compared to $24.7 million as of December 31, 2020. Part of the change is due to the conversion of older warrants and acquisition of new warrants as part of the Business Combination described in Note 4, “Business Combination.” Also refer to the “Results of Operations for the Twelve Months Ended December 31, 2021 and 2020” section above for further discussion on the change in fair value of warrant liability.

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

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part II, Item 8 “Financial Statements and Supplementary Data — Debt” in this Annual Report on Form 10-K/A.

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

Redeemable Convertible Preferred Stock

For more information regarding our redeemable convertible preferred stock, see Part II, Item 8 “Financial Statements and Supplementary Data — Redeemable Convertible Preferred Stock” in this Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangements

At December 31, 2021, the Company did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K/A for a description of critical accounting policies and estimates.

Recently Issued and Adopted Accounting Pronouncements

See Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K/A for a description of recently issued accounting pronouncements that may potentially impact our results of operations, financial condition or cash flows.

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

Emphasis of Matter

As discussed in Note 2 to the financial statements, the 2021 financial statements have been restated to correct a misstatement.

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

Austin, Texas

March 17, 2022, except for Notes 2, 3, 11, 16 and 18,

as to which the date is August 11, 2022

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
	(As Restated)
Assets
Cash, including amounts held by variable interest entities (VIEs) of $0 and $390	$201,763	$19,406
Restricted cash, including amounts held by VIEs of $39,396 and $0	44,461	1,521
Receivables	153,741	68,794
Allowance for losses on receivables	(22,323)	(9,127)
Receivables, net, including amounts held by VIEs of $92,796 and $52,264	131,418	59,667
Property and equipment, net	1,801	502
Intangible assets, net	25,124	9,275
Goodwill	52,541	21,565
Other assets	34,430	11,707
Total assets	$491,538	$123,643
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Deficit
Liabilities:
Secured loans	43,591	24,395
Accounts payable and accrued liabilities	75,003	20,968
Subordinated convertible notes, at fair value	-	14,000
Related party loan	-	5,000
Warrant liability	8,260	24,667
Other debt, including amounts held by VIEs of $143,000 and $0	143,000	3,207
Total liabilities	269,854	92,237
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock (Series A-1, A-2, A-3, B, B-2, C, C-1), $0.0001 par value; 0 and 7,471,198 shares authorized, 0 and 7,085,923 issued and outstanding at December 31, 2021 and December 31, 2020; aggregate liquidation preference of $0 and $288,183 at December 31, 2021 and December 31, 2020(1)	-	288,183
Redeemable noncontrolling interests	-	71,852
Stockholders’ equity (deficit):
Class A Common Stock, $0.0001 par value; 2,000,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively, 231,452,448 and 230,482,448 issued and outstanding, respectively, as of December 31, 2021 and 0 issued and outstanding as of December 31, 2020	23	-
Additional paid-in capital	701,234	-
Accumulated deficit	(469,873)	(327,629)
Treasury stock at cost, 970,000 and 44,924 shares at December 31, 2021 and December 31, 2020, respectively	(9,700)	(1,000)
Total stockholders’ equity (deficit)	221,684	(328,629)
Total liabilities, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit)	$491,538	$123,643

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

	December 31,
	2021	2020
	(As Restated)
Revenue
Net interest income on finance receivables	$7,002	$4,347
Membership subscription revenue	32,357	25,994
Affiliates income	10,900	2,234
Fee income	116,131	46,639
Other income	4,721	197
Total Revenues, net	171,111	79,411
Operating expenses
Marketing	43,170	11,060
Provision for loss on receivables	60,749	21,294
Other direct costs	8,864	4,336
Interest expense	7,251	2,950
Personnel expenses	45,878	24,200
Underwriting expenses	8,253	6,242
Information technology expenses	7,488	7,041
Bank and payment processor fees	24,565	13,737
Change in fair value of warrant liability	39,629	14,419
Change in fair value of subordinated convertible notes	41,877	4,000
Change in fair value of contingent consideration from mergers and acquisitions	10,838	-
Professional fees	19,847	8,396
Depreciation and amortization expense	2,392	1,108
Occupancy expense	997	1,233
Gain on foreign currency translation	(431)	(179)
Other operating expenses	19,172	1,155
Total operating expenses	340,539	120,992
Net loss before income taxes	(169,428)	(41,581)
Income tax expense	56	6
Net loss	$(169,484)	$(41,587)
Net income attributable to redeemable noncontrolling interests	(12,776)	(8,409)
Reversal of previously accrued (accrual of) dividends on redeemable convertible preferred stock	42,728	(17,209)
Net loss attributable to common shareholders	$(139,532)	$(67,205)

Net loss per share, basic and diluted(1)	$(1.44)	$(1.49)
Weighted average shares used in computing net loss per share, basic and diluted(1)	97,158,738	45,177,217

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business Combination,” for details. Because the Company had a net loss in the twelve months ended December 31, 2021 and 2020, the Company’s potentially dilutive securities, which include stock options, restricted stock units, preferred stock and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders for these periods is the same.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’ Equity
	Shares (1)	Amount	Interests	Shares (1)	Amount	Capital	Deficit	Stock	(Deficit)
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$-	$-	$(327,629)	$(1,000)		$(328,629)
Stock-based compensation	-	-	-	-	-	5,039	-	-		5,039
Exercise of stock options and warrants	-	-	-	788,774	-	252	-	-		252
Accrued dividends on redeemable convertible preferred stock	-	14,292	-	-	-	(2,606)	(11,686)	-		(14,292)
Preferred stock conversion	(116,264,374)	(302,475)	-	116,264,374	12	250,761	51,702	-		302,475
Reverse capitalization on September 22, 2021	-	-	-	62,223,940	11	437,948	-	1,000		438,959
Redemption of common stock	-	-	-	(970,000)	-	-	-	(9,700)		(9,700)
Redemption of stock options	-	-	-	-	-	(12,741)	-	-		(12,741)
Issuance of common stock in connection with the acquisition of Malka Media Group LLC	-	-	-	4,181,441	-	21,766	-	-		21,766
Issuance of common stock in connection with business contracts	-	-	-	123,199	-	815	-		-	815
Contributions from redeemable noncontrolling interests	-	-	53,000	-	-	-	-	-		-
Redemptions by redeemable noncontrolling interests	-	-	(127,391)	-	-	-	-	-		-
Distributions to redeemable noncontrolling interests	-	-	(10,237)	-	-	-	-	-		-
Net income (loss)	-	-	12,776	-	-	-	(182,260)	-		(182,260)
Balances at December 31, 2021 (As Restated)	-	$-	$-	230,482,448	$23	$701,234	$(469,873)	$(9,700)		$221,684

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares (1)	Amount	Interests	Shares (1)	Amount	Capital	Deficit	Stock	Deficit
Balances at January 1, 2020	103,598,936	$231,020	$73,977	44,198,935	$-	$-	$(262,208)	$(1,000)	$(263,208)
Stock-based compensation	-	-	-	-	-	1,650	-	-	1,650
Exercise of stock options and warrants	-	-	-	3,671,785	-	134	-	-	134
Issuance of Series C-1 in connection with the acquisition of WTI	8,853,530	27,929	-	-	-	-	-	-	-
Issuance of Series C-1 redeemable convertible preferred stock	3,811,908	12,025	-	-	-	-	-	-	-
Accrued dividends on redeemable convertible preferred stock	-	17,209	-	-	-	(1,784)	(15,425)	-	(17,209)
Redemption of common stock	-	-	-	-	-	-	-	-	-
Redemption of stock options	-	-	-	-	-	-	-	-	-
Contributions from redeemable noncontrolling interests	-	-	10,750	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(17,489)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(3,795)	-	-	-	-	-	-
Net income (loss)	-	-	8,409	-	-	-	(49,996)	-	(49,996)
Balances at December 31, 2020	116,264,374	$288,183	$71,852	47,870,720	$-	$-	$(327,629)	$(1,000)	$(328,629)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2021	2020
Cash flows from operating activities:	(As Restated)
Net loss	$(169,484)	$(41,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on receivables	60,749	21,294
Depreciation and amortization expense	2,392	1,108
Change in deferred fees and costs, net	1,827	1,103
Change in fair value of warrants	39,629	14,419
Change in fair value of subordinated convertible notes	41,877	4,000
Change in fair value of contingent consideration from mergers and acquisitions	10,838	-
Gain on PPP Loan forgiveness	(3,207)	-
Gains on foreign currency translation	(431)	(179)
Stock compensation expense	5,039	1,650
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(449)	231
Other assets	(17,050)	(4,199)
Accounts payable and accrued liabilities	19,701	5,188
Net cash (used in) provided by operating activities	(8,569)	3,028
Cash flows from investing activities:
Net originations and collections of finance receivables	(131,737)	(41,562)
Purchase of property, equipment and software	(479)	(1,185)
Acquisition of Malka Media Group LLC, net of cash acquired	(12,145)	-
Net cash used in investing activities	(144,361)	(42,747)
Cash flows from financing activities:
Repayments to secured/senior lenders	(798)	(18,333)
Repayment of related party loan	(5,000)	-
Proceeds from issuance of related party loan	-	5,000
Proceeds from issuance of special purpose vehicle credit facilities	146,000	-
Proceeds from issuance of subordinated convertible notes	36,750	10,000
Borrowings from secured lenders	20,000	16,697
Payment of deferred financing costs	(5,147)	-
Redemption of founders common stock	(9,700)	-
Payment of redeemed stock options	(12,741)	-
Proceeds from issuance of common stock related to exercise of stock options and warrants	252	134
Proceeds from reverse capitalization, net of transaction costs	293,239	-
Issuance of Series C-1 preferred stock	-	12,025
Contributions from redeemable noncontrolling interests	53,000	10,750
Redemptions by redeemable noncontrolling interests	(127,391)	(17,645)
Distributions to noncontrolling interests	(10,237)	(3,795)
Net cash provided by financing activities	378,227	14,833

Net change in cash and restricted cash	225,297	(24,886)
Cash and restricted cash, beginning of year	20,927	45,813
Cash and restricted cash, end of year	$246,224	$20,927

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,378	$3,090

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends on redeemable convertible preferred stock	$(14,292)	$(17,209)
Series C-1 redeemable convertible preferred stock issued to acquire WTI	$-	$27,929
Conversion of preferred stock to common stock	$302,475	$-
Issuance of common stock related to convertible debt	$92,627	$-
Issuance of common stock related to warrants exercised	$85,502	$-
Acquisition of private warrants	$29,466	$-

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

Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. By December 2021, investor balances were returned to all IIA Class B Unit holders and as of December 31, 2021, IIA had no assets. As a result, only Class A units remain which are wholly owned by ML Capital III making IIA and the IIA Notes SPVs indirect wholly owned MoneyLion subsidiaries, and therefore as of December 31, 2021 there was no longer a noncontrolling interest related to IIA and the IIA Notes SPVs. For more information on the alternative financing sources, see Note 10 “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Upon the closing of the MALKA Acquisition (as defined herein), the Company (i) issued $30.0 million in restricted shares (the “Closing Consideration Shares”) of MoneyLion Class A Common Stock at a price per share of $9.00 and (ii) paid to the sellers of MALKA approximately $10.0 million in cash in exchange for all of the issued and outstanding membership interests of MALKA. The Membership Interest Purchase Agreement governing the MALKA Acquisition includes a make-whole provision with respect to the Closing Consideration Shares issued pursuant to which the Company was and may be required to issue additional restricted shares of MoneyLion Class A Common Stock or pay additional cash, as determined by the Company in its sole discretion, on each of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Make-Whole Provision”). The Company originally classified the Closing Consideration Shares and the Make-Whole Provision as equity and recorded the fair value as stockholders’ equity on the consolidated balance sheet as of November 15, 2021, the closing date of the MALKA Acquisition (the “MALKA Acquisition Closing Date”). The Company’s management, in consultation with its advisors, has now determined that the Make-Whole Provision should not have been classified as equity and should have been classified as a liability within the scope of Accounting Standards Codification 480, Distinguishing Liabilities from Equity, as of the MALKA Acquisition Closing Date, with subsequent changes in the fair value of such liability recorded in the consolidated statement of operations under change in fair value of contingent consideration from mergers and acquisitions.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

Consolidated Balance Sheet as of December 31, 2021	As Previously Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$63,453	$11,550	$75,003
Total liabilities	$258,304	$11,550	$269,854
Additional paid-in capital	$708,175	$(6,941)	$701,234
Accumulated deficit	$(465,264)	$(4,609)	$(469,873)
Total stockholders’ equity	$233,234	$(11,550)	$221,684

Consolidated Statement of Operations for the Year Ended December 31, 2021	As Previously Reported	Adjustment	As Restated
	(amounts in thousands except per share amounts)
Change in fair value of contingent consideration from mergers and acquisitions	$6,229	$4,609	$10,838
Total operating expenses	$335,930	$4,609	$340,539
Net loss before income taxes	$(164,819)	$(4,609)	$(169,428)
Net loss	$(164,875)	$(4,609)	$(169,484)
Net loss attributable to common shareholders	$(134,923)	$(4,609)	$(139,532)
Net loss per share, basic and diluted	$(1.39)	$(0.05)	$(1.44)

Consolidated Statement of Cash Flows for the Year Ended December 31, 2021	As Previously Reported	Adjustment	As Restated
Net loss	$(164,875)	$(4,609)	$(169,484)
Change in fair value of contingent consideration from mergers and acquisitions	$6,229	$4,609	$10,838

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated)

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

Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses, which is consistent with the if converted method of calculation. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted stock units, right to receive Earnout Shares, as defined in Note 4, “Business Combination,” and warrants to purchase redeemable convertible preferred stock and common stock were considered common shares equivalents but had been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss attributable to all classes of common stockholders, diluted net loss per share attributable to all classes of common stockholders is the same as basic net loss per share attributable to all classes of common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net losses attributable to common stockholders for the fiscal years ended December 31, 2021 and 2020.

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

Warrant Liability— The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815. The Company accounts for its outstanding Public Warrants and Private Placement Warrants (as defined in Note 15. “Stock Warrants”) in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”).

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

Contingent consideration from mergers and acquisitions— The Company determined that the contingent consideration related to the MALKA earnout provisions and the Make-Whole Provision do not meet the criteria for equity treatment. For provisions that do not meet all the criteria for equity treatment, the contingent consideration is required to be recorded at fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as a non-cash gain or loss on the statements of operations. As such, the contingent consideration is recorded as a liability and any change in fair value is recognized in the Company’s statements of operations. The fair value of the contingent consideration was estimated using a Monte Carlo Simulation Model.

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

7. INTANGIBLE ASSETS

Goodwill as of December 31, 2021 and 2020 was $52,541 and $21,565, respectively. The increase relates to goodwill acquired from the acquisition of MALKA. See Note 18, “Mergers and Acquisitions,” for more information regarding goodwill and other intangible assets acquired from MALKA.

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

8. OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2021	2020
Receivable from payment processor - Debit card collections	$16,681	$5,600
Receivable from payment processor - Other	3,156	1,936
Prepaid expenses	8,836	1,591
Other	5,757	2,580
Total other assets	$34,430	$11,707

9. VARIABLE INTEREST ENTITIES

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

The Company is required to evaluate the SPV Borrowers for consolidation, which the Company has concluded are VIEs. The Company has the ability to direct the activities of the SPV Borrowers that most significantly impact the economic performance of the wholly owned subsidiaries that act as the originators and servicer of the loan and Instacash receivables held by the SPV Borrowers. Additionally, the Company has the obligation to absorb losses related to the pledged collateral in excess of the aggregate principal amount of the receivables and the right to proceeds related to the excess loan and Instacash receivables securing the SPV Credit Facilities once all loans and interest under such SPV Credit Facilities are repaid, which exposes the Company to losses and returns that could potentially be significant to the SPV Borrowers. Accordingly, the Company determined it is the primary beneficiary of the SPV Borrowers and is required to consolidate them as indirect wholly owned VIEs. For more information, see Note 10. “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

10. DEBT

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

11. INCOME TAXES (As Restated)

For the years ended December 31, 2021 and 2020, income tax expense computed at the federal statutory income tax rate of 21% differed from the recorded amount of income tax expense due primarily to state income taxes and permanent differences.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2021		2020
Federal statutory rate	$(38,258)	21.00%	$(14,112)	21.00%
Effect of:
State taxes, net of federal tax benefit	(6,649)	3.65%	(1,377)	2.05%
Deferred rate change	(367)	0.20%	(89)	0.13%
Change in fair value of subordinated convertible notes	8,794	(4.83)%	—	—%
Change in fair value of warrant liability	8,322	(4.57)%	—	—%
Accrued dividends on redeemable convertible preferred stock	—	—%	3,614	(5.38)%
Return to provision	3,453	(1.90)%
Other permanent differences	(473)	0.26%	3,320	(4.94)%
Other	1,180	(0.65)%	1,084	(1.61)%
Change in valuation allowance	24,054	(13.20)%	7,566	(11.26)%
Total	$56	(0.03)%	$6	(0.01)%

The income tax (benefit) expense is as follows:

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	56	6
	56	6

Deferred taxes	—	—
Income tax benefit	$56	$6

The tax effects of the primary temporary differences included in net deferred tax assets and liabilities are shown in the following table:

	December 31,
	2021	2020
Net operating loss carryforwards	$72,867	$57,092
Allowance for losses on finance receivables	6,318	2,283
Research and development credit	1,173	1,173
Stock compensation	326	206
Legal reserve	465	—
Other	3,610	387
Total deferred tax assets, gross	84,759	61,141
Less: valuation allowance	(83,153)	(59,099)
Total deferred tax assets, net	1,606	2,042

Deferred finance receivable fees and costs, net	(261)	(154)
Depreciation of furniture and equipment	(1,312)	(1,888)
Other	(33)	—
Total deferred tax liabilities	(1,606)	(2,042)
Total deferred tax assets (liabilities), net	$—	$—

As of December 31, 2021 and 2020, the Company maintained a valuation allowance of $83,153 and $59,099, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date and is unable to forecast when such deferred tax assets will be utilized. There was no other activity in the valuation allowance accounting during 2021 and 2020.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $24,054 and $7,566 during the twelve months ended December 31, 2021 and 2020, respectively.

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

Pursuant to the Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of MoneyLion Class A Common Stock after giving effect to the Exchange Ratio upon the Business Combination Closing. See Note 4, “Business Combination” for additional information on the Business Combination.

14. STOCK-BASED COMPENSATION

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

Legacy MoneyLion Warrants

See Note 4, “Business Combination” for details on the Legacy MoneyLion Warrants.

16. NET LOSS PER SHARE (As Restated)

The following table sets forth the computation of net loss per common share for the twelve months ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,
	2021	2020
	(As Restated)
Numerator:
Net loss	$(169,484)	$(41,587)
Net income attributable to redeemable noncontrolling interests	(12,776)	(8,409)
Accretion of issuance costs on redeemable convertible preferred stock	-	-
Reversal of previously accrued (accrual of) dividends on redeemable convertible preferred stock	42,728	(17,209)
Net loss attributable to common shareholders	$(139,532)	$(67,205)
Denominator:
Weighted-average common shares outstanding - basic and diluted (1)	97,158,738	45,177,217
Net loss per share attributable to common stockholders - basic and diluted	$(1.44)	$(1.49)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s Common Stock for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business Combination,” for details. Additionally, included within net income attributable to common stockholders for the twelve months ended December 31, 2021 is an adjustment to reflect the reversal of previously accrued dividends on redeemable convertible preferred stock in the amount of $56,931 which were forfeited by the preferred stockholders in conjunction with the Business Combination.

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

17. COMMITMENTS AND CONTINGENCIES

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

18. MERGERS AND ACQUISITIONS (As Restated)

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

The total purchase price of the MALKA Acquisition was approximately $52,685. Upon the closing of the MALKA Acquisition, MoneyLion issued 3,206,167 restricted shares of MoneyLion Class A Common Stock and paid $10,000 in cash to the sellers in exchange for all of the issued and outstanding membership interests of MALKA. The Make-Whole Provision related to the restricted shares of MoneyLion Class A Common Stock issued was valued at $10,870 as of the MALKA Acquisition Closing Date. MoneyLion also paid down $2,196 of MALKA debt facilities. The sellers may also earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The $35 million payable in earnout restricted shares based on 2021 and 2022 operating performance was valued at $11,782 as of the acquisition.

As of December 31, 2021, the payable in restricted shares based on 2021 and 2022 operating performance and the Make-Whole Provision were valued at $29,561 and were included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2021. The $10,838 change in fair value since the MALKA Acquisition was included on the consolidated statement of operations as the change in fair value of contingent consideration from mergers and acquisitions.

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

19. RELATED PARTIES

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

In December 2020, the Company acquired 100% of the outstanding common stock and Series A redeemable convertible preferred shares of WTI. The co-founder and equity holder of WTI was also a significant stockholder of Legacy MoneyLion’s redeemable convertible preferred stock and was the Legacy MoneyLion Chairman as of the date of the transaction. For more information about the transaction, see Note 18, “Mergers and Acquisitions.”

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

20. SUBSEQUENT EVENTS

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

Item 9A. Controls and Procedures

Restatement of Q3 2021 Financial Statements

On March 10, 2022, the Company filed Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (the “Q3 10-Q/A”) in order to restate (the “Q3 2021 Restatement”) the financial statements and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the SEC on November 15, 2021, arising from:

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

Further information about the Q3 2021 Restatement is described in the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, filed with the SEC on March 10, 2022.

Restatement of FY 2021 and Q1 2022 Financial Statements

For information about the restatement of the Original Financial Statements and related financial information pursuant to this Amendment (the “FY 2021 Restatement”) and the intended restatement of the financial statements and related financial information included in the Company’s Q1 2022 10-Q (the “Q1 2022 Restatement” and together with the Q3 2021 Restatement and the FY 2021 Restatement, the “Restatements”), see the Explanatory Note to this Amendment and Note 2, “Restatement of Previously Issued Financial Statements,” to the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Amendment.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K/A/A, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, in light of the Restatements, as well as the material weakness identified in connection therewith (as described under Part I, Item 1A “Risk Factors — Risks Relating to Our Business and Operations — MoneyLion has identified a material weakness in its internal control over financial reporting that remains un-remediated as of December 31, 2021 and March 31, 2022. If MoneyLion is unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results”), as of December 31, 2021, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Annual Report on Form 10-K/A were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our ongoing remediation efforts.

In connection with our remediation efforts of the material weakness in our internal control over financial reporting as of December 31, 2021 and March 31, 2022, as described further under Part I, Item 1A “Risk Factors — Risks Relating to Our Business and Operations — MoneyLion has identified a material weakness in its internal control over financial reporting that remains un-remediated as of December 31, 2021 and March 31, 2022. If MoneyLion is unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” and as part of our overall efforts to develop and refine our disclosure controls and procedures and improve our internal control over financial reporting as part of our obligations as a public company, we have added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise. We have also begun to design formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In addition, we have enhanced the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards.

In light of the errors described herein and the resulting Restatements, we intend to re-evaluate the design of, and validate, our internal controls to ensure that they appropriately address changes in our business that could impact our system of internal controls, review our current processes and procedures to identify potential control design enhancements to ensure that our financial reporting is complete and accurate and develop a monitoring protocol to enable management to validate the operating effectiveness of key controls over financial reporting. We believe that these actions will ultimately be effective in remediating the material weakness we have identified and will continue to evaluate our remediation efforts and report regularly to the Audit Committee of MoneyLion’s board of directors on the progress and results of our remediation plan. We intend to complete the remediation by March 31, 2023, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report on Form 10-K/A, we completed the Business Combination on September 22, 2021. Prior to the Business Combination, MoneyLion Inc. was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. Furthermore, Fusion, the legal acquirer in the Business Combination, was a non-operating public shell company prior to the Business Combination, and as such the internal controls of Fusion no longer exist as of the assessment date. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations.

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

Exhibit No.	Description
2.1†	Merger Agreement, dated as of February 11, 2021, by and among Fusion Acquisition Corp., ML Merger Sub Inc. and MoneyLion Inc. (incorporated by reference to Exhibit 2.1 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on August 30, 2021).
2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 2021, by and among MoneyLion Inc., Fusion Acquisition Corp. and ML Merger Sub Inc. (incorporated by reference to Exhibit 2.2 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on August 30, 2021).
2.3	Amendment No. 2 to Merger Agreement, dated as of September 4, 2021, by and among MoneyLion Inc., Fusion Acquisition Corp. and ML Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Fusion Acquisition Corp.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 8, 2021).
2.4†	Agreement and Plan of Merger, dated as of December 15, 2021, by and among MoneyLion, Inc., Epsilon Merger Sub Inc., Even Financial Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on December 21, 2021).
2.5†	Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2022, by and among MoneyLion, Inc., Epsilon Merger Sub Inc., Even Financial Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on February 17, 2022).
3.1	Fourth Amended and Restated Certificate of Incorporation of MoneyLion Inc. (incorporated by reference to Exhibit 3.1 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).
3.2	Amended and Restated Bylaws of MoneyLion Inc. (incorporated by reference to Exhibit 3.2 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).
3.3	Certificate of Designation of Series A Convertible Preferred Stock, dated February 15, 2022 (incorporated by reference to Exhibit 3.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on February 17, 2022).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on June 29, 2021).
4.2	Warrant Agreement, dated as of June 25, 2020, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Fusion Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2020).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

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
10.5†

Amendment No. 1 to the Amended and Restated Carrying Agreement, dated March 31, 2021, by and between DriveWealth, LLC and ML Wealth, LLC (incorporated by reference to Exhibit 10.5 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.6†

Amendment No. 2 to the Amended and Restated Carrying Agreement, dated December 6, 2021, by and between DriveWealth, LLC and ML Wealth, LLC (incorporated by reference to Exhibit 10.6 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.7†	Account Servicing Agreement, dated January 14, 2020, by and among ML Plus LLC and MetaBank, dba Meta Payment Systems. (incorporated by reference to Exhibit 10.6 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).
10.8†	First Amendment to Account Servicing Agreement, dated December 8, 2021, by and between ML Plus LLC and MetaBank, N.A. (incorporated by reference to Exhibit 10.8 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).
10.9†	Intellectual Property License Agreement, dated as of December 31, 2020, by and among WT IP Holdings, LLC and MoneyLion Inc. (incorporated by reference to Exhibit 10.7 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).
10.10†	Agreement and Plan of Merger, dated December 31, 2020, by and among MoneyLion Inc., WTI Merger Sub, Inc., Wealth Technologies Inc. and WT IP Holdings, LLC. (incorporated by reference to Exhibit 10.8 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).
10.11†

Loan and Security Agreement, dated July 1, 2020, by and among Silicon Valley Bank, MoneyLion Inc. and ML Plus LLC (Conformed Copy through Fifth Loan Modification Agreement Dated December 29, 2021) (incorporated by reference to Exhibit 10.11 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

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
10.14+

MoneyLion Inc. Outside Director Compensation Program (incorporated by reference to Exhibit 10.14 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.15+	Employment Agreement, dated as of November 19, 2019, by and between MoneyLion Inc. and Diwakar Choubey (incorporated by reference to Exhibit 10.5 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 28, 2021).
10.16+	Employment Agreement, dated as of November 19, 2019, by and between MoneyLion Inc. and Richard Correia (incorporated by reference to Exhibit 10.6 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 28, 2021).
14.1	Code of Business Conduct and Ethics of MoneyLion Inc., effective September 22, 2021 (incorporated by reference to Exhibit 14.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 22, 2021).
21.1	List of subsidiaries of MoneyLion Inc. (incorporated by reference to Exhibit 21.1 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).
23.1*	Consent of RSM US LLP independent registered public accounting firm to MoneyLion Inc.
24.1	Power of Attorney (included on the signature page of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+	Management contract or compensatory plan or arrangement.
†	Certain schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5), or certain portions of this exhibit have been redacted pursuant to Regulation S-K Item 601(b)(iv). The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit or an unredacted copy of the exhibit, as applicable, to the SEC upon request.

Item 16. Form 10-K Summary

The Company has elected not to include a Form 10-K summary under this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEYLION INC.

Date: August 11, 2022	By:	/s/ Richard Correia
Richard Correia Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 11, 2022.

Name	Position

*	Chief Executive Officer, President and Director
Diwakar Choubey	(Principal Executive Officer)

/s/ Richard Correia	Chief Financial Officer and Treasurer
Richard Correia	(Principal Financial Officer)

/s/ Mark Torossian	Chief Accounting Officer
Mark Torossian	(Principal Accounting Officer)

*	Chair of the Board
John Chrystal

*	Director
Chris Sugden

*	Director
Jeffrey Gary

*	Director
Lisa Gersh

*	Director
Matt Derella

*	Director
Michael Paull

*	Director
Annette Nazareth

*	Director
Dwight L. Bush

/s/ Richard Correia	* As Attorney-in-Fact
Richard Correia