Form 10-Q/A
period 2022-03-31
MONEYLION INC.
filed 2022-08-11
CIK 1807846

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

EXPLANATORY NOTE

MoneyLion Inc. (together with its consolidated subsidiaries, as context requires, the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2022 (the “Original Filing”), to restate certain of the Company’s financial statements (collectively, the “Original Financial Statements”) as a result of an error related to the classification and related accounting treatment of certain consideration paid and payable to the sellers (the “Selling Members”) of Malka Media Group LLC (“MALKA”) as equity instead of a liability in connection with the Company’s acquisition of MALKA (the “MALKA Acquisition”), as described in more detail below.

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

In light of the foregoing, on August 8, 2022, the Audit Committee of the Company’s board of directors, based on the recommendation of and after consultation with management and the Company’s advisors, concluded that (a) the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 and related financial information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 17, 2022 (the “FY 2021 10-K”), and (b) Company’s Original Financial Statements and related financial information contained in the Original Filing should no longer be relied upon and should be restated in order to correct the error described above. On August 11, 2022, the Company filed Amendment No. 1 to the Annual Report on Form 10-K/A to amend and restate the FY 2021 10-K in order to correct the Make-Whole Provision classification error described above and restate the financial statements and related financial information contained in the FY 2021 10-K.

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

Internal Control and Disclosure Controls Considerations — In the Original Filing, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 as a result of the restatement of the financial statements and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the SEC on November 15, 2021, and the material weakness identified in connection therewith and in prior periods. The Company’s management has concluded again that as a result of the prior restatement, the classification error described above and the material weakness, as described further herein, the Company’s disclosure controls and procedures were not effective as of March 31, 2022. The Company’s management intended to complete the remediation of the material weakness by December 31, 2022, as described in the Original Filing. However, in light of the restatements of the financial statements described above, management has now determined that an estimated remediation completion date of March 31, 2023 is more appropriate. For additional discussion, see Part I, Item 4, “Controls and Procedures” of this Amendment.

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

Except as described above, this Amendment does not substantively amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after May 16, 2022, the original filing date, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q/A

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

As used in this Quarterly Report on Form 10-Q/A, unless the context requires otherwise, references to “MoneyLion,” the “Company,” “we,” “us,” “our” and similar references refer to MoneyLion Inc. and, as context requires, its consolidated subsidiaries for the period following the Business Combination and to MoneyLion Technologies Inc. and, as context requires, its consolidated subsidiaries for the period prior to the Business Combination. “Fusion” refers to Fusion Acquisition Corp. prior to the Business Combination.

For convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q/A are listed without the ®, TM and SM symbols, but we intend to assert, and notify others of, our rights in and to these trademarks and service marks to the fullest extent under applicable law.

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

Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which may be beyond MoneyLion’s control. Forward-looking statements are not guarantees of future performance or outcomes, and MoneyLion’s actual performance and outcomes, including, without limitation, actual results of operations, financial condition and liquidity, and the development of the market in which MoneyLion operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

●	factors relating to the business, operations and financial performance of MoneyLion, including market conditions and global and economic factors beyond MoneyLion’s control, including the COVID-19 pandemic;

●	intense and increasing competition in the industries in which MoneyLion and its subsidiaries, including Malka Media Group LLC (“MALKA”) and Even Financial Inc. (“Even Financial”), operate, and demand for and consumer confidence in MoneyLion’s products and services, including as a result of any adverse publicity concerning MoneyLion;

●	MoneyLion’s ability to realize strategic objectives and avoid difficulties and risks of any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions;

●	MoneyLion’s reliance on third parties to provide services;

●	MoneyLion’s ability to service loans or advances properly and the performance of the loans and other receivables originated through MoneyLion’s platform;

●	MoneyLion’s ability to raise financing in the future, to comply with restrictive covenants related to its long-term indebtedness and to manage the effects of changes in the cost of capital;

●	MoneyLion’s success in retaining or recruiting, or changing as required, its officers, key employees and directors, including MALKA’s ability to retain its content creators;

●	MoneyLion’s ability to comply with the extensive and evolving laws and regulations applicable to its business;

●	risks related to the proper functioning of MoneyLion’s IT systems and data storage, including as a result of cyberattacks and other security breaches or disruptions suffered by MoneyLion or third parties upon which it relies;

●	MoneyLion’s ability to protect its intellectual property rights;

●	MoneyLion’s ability to comply with laws and regulations applicable to its business and the outcome of any legal or governmental proceedings that may be instituted against MoneyLion;

●	MoneyLion’s ability to establish and maintain an effective system of internal controls over financial reporting;

●	MoneyLion’s ability to maintain the listing of the MoneyLion Class A Common Stock and of MoneyLion’s publicly traded warrants to purchase MoneyLion Class A Common Stock (the “Public Warrants”) on the NYSE and any volatility in the market price of MoneyLion’s securities; and

●	other factors detailed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q/A.

These and other factors are more fully discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section in Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022, and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q/A.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q/A and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

v

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

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q/A, the “Risk Factors” section in Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022, our consolidated financial statements and the related notes presented in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q/A and the other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
	(As Restated)
Assets
Cash	$185,009	$201,763
Restricted cash, including amounts held by variable interest entities (VIEs) of $61,888 and $39,396	63,978	44,461
Consumer receivables	153,634	153,741
Allowance for credit losses on consumer receivables	(22,291)	(22,323)
Consumer receivables, net, including amounts held by VIEs of $128,895 and $92,796	131,343	131,418
Enterprise receivables	14,207	6,002
Property and equipment, net	2,140	1,801
Intangible assets, net	212,948	25,124
Goodwill	161,678	52,541
Other assets	37,932	28,428
Total assets	$809,235	$491,538
Liabilities and Stockholders’ Equity
Liabilities:
Secured loans	$88,290	$43,591
Accounts payable and accrued liabilities	44,961	36,868
Warrant liability	4,350	8,260
Other debt, including amounts held by VIEs of $152,625 and $143,000	152,625	143,000
Other liabilities	91,881	38,135
Total liabilities	382,107	269,854
Commitments and contingencies (Note 17)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 45,000,000 and 0 shares authorized as of March 31, 2022 and December 31, 2021, respectively, 28,693,931 shares issued and outstanding as of March 31, 2022 and 0 shares issued and outstanding as of December 31, 2021	193,647	-
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 236,520,057 and 235,550,057 issued and outstanding, respectively, as of March 31, 2022 and 231,452,448 and 230,482,448 issued and outstanding, respectively, as of December 31, 2021	24	23
Additional paid-in capital	722,048	701,234
Accumulated deficit	(478,891)	(469,873)
Treasury stock at cost, 970,000 shares at March 31, 2022 and December 31, 2021	(9,700)	(9,700)
Total stockholders’ equity	233,481	221,684
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$809,235	$491,538

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(As Restated)
Revenue
Service and subscription revenue	$67,146	$31,468
Net interest income on loan receivables	2,568	1,662
Total revenue, net	69,714	33,130
Operating expenses
Provision for credit losses on consumer receivables	23,044	5,708
Compensation and benefits	22,043	7,057
Marketing	11,416	4,363
Direct costs	21,204	9,903
Professional services	7,288	3,586
Technology-related costs	4,505	2,199
Other operating expenses	10,769	1,082
Total operating expenses	100,269	33,898
Net loss before other (expense) income and income taxes	(30,555)	(768)
Interest expense	(6,174)	(1,471)
Change in fair value of warrant liability	3,910	(31,230)
Change in fair value of subordinated convertible notes	-	(39,939)
Change in fair value of contingent consideration from mergers and acquisitions	(4,660)	-
Other (expense) income	(916)	27
Net loss before income taxes	(38,395)	(73,381)
Income tax (benefit) expense	(28,417)	25
Net loss	(9,978)	(73,406)
Net income attributable to redeemable noncontrolling interests	-	(2,767)
Accrual of dividends on preferred stock	(1,028)	(4,842)
Net loss attributable to common shareholders	$(11,006)	$(81,015)

Net loss per share, basic and diluted(1)	$(0.05)	$(1.68)
Weighted average shares used in computing net loss per share, basic and diluted(1)	230,737,284	48,348,187

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s common stock (the “Legacy MoneyLion Common Stock”) for MoneyLion Class A Common Stock at an exchange ratio of approximately 16.4078 (the “Exchange Ratio”) in September 2021 as a result of the Business Combination. See Note 4, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable
	Convertible Preferred Stock (Series A)		Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at January 1, 2022 (As Restated)	-	$-	230,482,448	$23	$701,234	$(469,873)	$(9,700)	$221,684
Stock-based compensation	-	-	-	-	3,268	-	-	3,268
Exercise of stock options and warrants and vesting of RSUs	-	-	899,901	-	421	-	-	421
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	-	-	4,167,708	1	10,277	-	-	10,278
Issuance of options and preferred stock in connection with Even Acquisition	28,693,931	193,647	-	-	8,963	-	-	8,963
Accrued dividends on preferred stock	-	-	-	-	(1,028)	-	-	(1,028)
Other	-	-	-	-	(1,087)	960	-	(127)
Net loss	-	-	-	-	-	(9,978)	-	(9,978)
Balances at March 31, 2022 (As Restated)	28,693,931	$193,647	235,550,057	$24	$722,048	$(478,891)	$(9,700)	$233,481

	Redeemable Convertible Preferred Stock (All Series)		Redeemable Noncontrolling	Class A Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares (1)	Amount	Interests	Shares (1)	Amount	Capital	Deficit	Stock	Deficit
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$-	$-	$(327,629)	$(1,000)	$(328,629)
Stock-based compensation	-	-	-	-	-	518	-	-	518
Exercise of stock options and warrants	-	-	-	732,444	-	245	-	-	245
Accrued dividends on redeemable convertible preferred stock	-	4,842	-	-	-	(763)	(4,079)	-	(4,842)
Contributions from redeemable noncontrolling interests	-	-	21,000	-	-	-	-	-	-
Redemptions by redeemable noncontrolling interests	-	-	(2,656)	-	-	-	-	-	-
Distributions to redeemable noncontrolling interests	-	-	(1,969)	-	-	-	-	-	-
Net income (loss)	-	-	2,767	-	-	-	(76,173)	-	(76,173)
Balances at March 31, 2021	116,264,374	$293,025	$90,994	48,603,164	$-	$-	$(407,881)	$(1,000)	$(408,881)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net loss	$(9,978)	$(73,406)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses on consumer receivables	23,044	5,708
Depreciation and amortization expense	3,421	514
Change in deferred fees and costs, net	259	1,694
Change in fair value of warrants	(3,910)	31,230
Change in fair value of subordinated convertible notes	-	39,939
Change in fair value of contingent consideration from mergers and acquisitions	4,660	-
Losses (gains) on foreign currency translation	29	(4)
Expenses related to debt modification and prepayments	730	-
Stock compensation expense	3,268	518
Deferred income taxes	(28,442)	-
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(34)	(83)
Enterprise receivables	1,658	71
Other assets	666	11
Accounts payable and accrued liabilities	(2,350)	(2,901)
Other liabilities	(1,672)	-
Net cash (used in) provided by operating activities	(8,651)	3,291
Cash flows from investing activities:
Net originations and collections of finance receivables	(22,872)	(15,110)
Purchase of property, equipment and software	(823)	(35)
Acquisition of Even Financial, net of cash acquired	(18,584)	-
Net cash used in investing activities	(42,279)	(15,145)
Cash flows from financing activities:
Repayments to secured/senior lenders	(24,028)	(1,127)
Fees related to debt prepayment	(375)	-
Proceeds from special purpose vehicle credit facilities	10,000	-
Proceeds from issuance of subordinated convertible notes	-	36,750
Borrowings from secured lenders	69,300	-
Payment of deferred financing costs	(1,625)	-
Proceeds from issuance of common stock related to exercise of stock options and warrants	421	245
Contributions from redeemable noncontrolling interests	-	16,844
Distributions to noncontrolling interests	-	(1,969)
Net cash provided by financing activities	53,693	50,743

Net change in cash and restricted cash	2,763	38,889
Cash and restricted cash, beginning of period	246,224	20,927
Cash and restricted cash, end of period	$248,987	$59,816

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,990	$569

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends on preferred stock	$1,028	$4,842
Lease liabilities incurred in exchange for operating right-of-use assets	$6,578	$-

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

Receivable funding—Receivables originated on the Company’s platform, including Credit Builder Plus loans and Instacash advances, were primarily funded through Invest in America Credit Fund 1 LLC (“IIA”) until the end of the fourth quarter of 2021. IIA and related special purpose vehicles (“SPVs”) were classified as variable interest entities (“VIEs”) of which the Company had identified itself as the primary beneficiary because it directed the activities of the IIA and the related SPVs that most significantly impacted their economic performance. As the primary beneficiary of the VIEs, the Company consolidated the balances of the VIEs into the financial statements. See Part II, Item 8 “Description of Business and Basis of Presentation” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 for further discussion of these matters.

Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. For more information on the alternative financing sources, see Note 10. “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and Note 9. “Variable Interest Entities” regarding VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

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

In addition, it was identified that the accrued dividend on the Series A Redeemable Convertible Preferred Stock, as defined in Note 3, “Summary of Significant Accounting Policies,” should have been classified as a liability as opposed to temporary equity. This reclassification was not considered material and is reflected in the adjustments below.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

Consolidated Balance Sheet as of March 31, 2022	As Previously Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$43,933	$1,028	$44,961
Other liabilities	$81,948	$9,933	$91,881
Total liabilities	$371,146	$10,961	$382,107
Redeemable convertible preferred stock (Series A)	$194,675	$(1,028)	$193,647
Additional paid-in capital	$723,394	$(1,346)	$722,048
Accumulated deficit	$(470,304)	$(8,587)	$(478,891)
Total stockholders’ equity	$243,414	$(9,933)	$233,481

Consolidated Balance Sheet as of December 31, 2021	As Previously Reported	Adjustment	As Restated
Other liabilities	$26,585	$11,550	$38,135
Total liabilities	$258,304	$11,550	$269,854
Additional paid-in capital	$708,175	$(6,941)	$701,234
Accumulated deficit	$(465,264)	$(4,609)	$(469,873)
Total stockholders’ equity	$233,234	$(11,550)	$221,684

Consolidated Statement of Operations for the Three Months Ended March 31, 2022	As Previously Reported	Adjustment	As Restated
	(amounts in thousands except share and per share amounts)
Change in fair value of contingent consideration from mergers and acquisitions	$(682)	$(3,978)	$(4,660)
Net loss before income taxes	$(34,417)	$(3,978)	$(38,395)
Net loss	$(6,000)	$(3,978)	$(9,978)
Net loss attributable to common shareholders	$(7,028)	$(3,978)	$(11,006)
Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2022	As Previously Reported	Adjustment	As Restated
Net loss	$(6,000)	$(3,978)	$(9,978)
Change in fair value of contingent consideration from mergers and acquisitions	$682	$3,978	$4,660

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

The Company’s accounting policies are set forth in Part II, Item 8 “Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021. Included herein are certain updates to those policies.

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

Valuation of consideration transferred related to mergers and acquisitions— The Company determined that the contingent consideration related to the earnout provision, the Make-Whole Provision and preferred share equivalents in connection with the MALKA Acquisition and Even Acquisition (each as defined herein) do not meet the criteria for equity treatment. For provisions that do not meet all the criteria for equity treatment, the contingent consideration is required to be recorded at fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as a non-cash gain or loss on the statements of operations. As such, the MALKA and Even Financial contingent consideration is recorded as a liability and any change in fair value is recognized in the Company’s statements of operations. The fair value of the MALKA and Even Financial contingent consideration was estimated using a Monte Carlo Simulation Model.

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

4. BUSINESS COMBINATION

On September 21, 2021, Fusion held a Special Meeting (the “Special Meeting”) at which the Fusion stockholders considered and adopted, among other matters, the Merger Agreement and the transactions contemplated therein (the “Business Combination Transactions”). On September 22, 2021, the parties to the Merger Agreement consummated the Business Combination Transactions and the MoneyLion Class A Common Stock and Public Warrants (as defined herein) began trading on the NYSE under the symbols “ML” and “ML WS”, respectively. See Part II, Item 8 “Business Combination” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 further discussion of these matters.

5. CONSUMER RECEIVABLES

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

6. PROPERTY AND EQUIPMENT

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

7. INTANGIBLE ASSETS

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

8. OTHER ASSETS

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

For more information regarding debt instruments outstanding as of December 31, 2021, see Part II, Item 8 “Debt” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

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

11. LEASES

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

12. INCOME TAXES (As Restated)

As of March 31, 2022 and December 31, 2021, the Company maintained a valuation allowance of $66,049 and $83,153, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $17,100 during the three months ended March 31, 2022 and increased by approximately $22,800 during the three months ended March 31, 2021.

The Company’s financial statements included a full valuation allowance against net deferred tax assets before the acquisition of Even Financial. After considering the Even Acquisition, the projected consolidated results, and the available net deferred tax liability from Even Financial of approximately $28,400, the Company was able to release part of the valuation allowance due to the change in the overall net deferred tax asset. While this adjustment is a result of the Even Acquisition, ASC 805 requires that the benefits be recognized in income or equity, as applicable, and not as a component of acquisition accounting. The partially offsetting increase to the valuation allowance of approximately $11,300 was in relation to normal business operations.

Total U.S. federal and state operating loss carryforwards as of March 31, 2022 and December 31, 2021 were approximately $703,800 and $517,700, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. federal net operating losses of approximately $341,300 carry forward indefinitely.

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

13. COMMON AND PREFERRED STOCK (As Restated)

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

Upon a liquidation of the Company, holders of the Series A Redeemable Convertible Redeemable Preferred Stock will be entitled to a liquidation preference of the greater of $10.00 per share or the amount per share that such holder would have received had the Series A Redeemable Convertible Preferred Stock been converted into MoneyLion Class A Common Stock immediately prior to the liquidation. Redemption of the Series A Redeemable Convertible Preferred Stock via a liquidation event is not considered probable based on management’s assessment at March 31, 2022.

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

Pursuant to the Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of MoneyLion Class A Common Stock after giving effect to the Exchange Ratio upon the Business Combination Closing. See Part II, Item 8 “Business Combination” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 for further discussion of the Business Combination.

14. STOCK-BASED COMPENSATION

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

For more information regarding the Public Warrants and Private Placement Warrants, see Part II, Item 8 “Stock Warrants” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

Legacy MoneyLion Warrants

For details on Legacy MoneyLion warrants, see Part II, Item 8 “Business Combination” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

16. NET LOSS PER SHARE (As Restated)

The following table sets forth the computation of net loss per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss	$(9,978)	$(73,406)
Net income attributable to redeemable noncontrolling interests	-	(2,767)
Accrual of dividends on preferred stock	(1,028)	(4,842)
Net loss attributable to common shareholders	$(11,006)	$(81,015)
Denominator:
Weighted-average common shares outstanding - basic and diluted (1)	230,737,284	48,348,187
Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.05)	$(1.68)

(1)	Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 4, “Business Combination,” for details.

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

	Three Months Ended March 31,
	2022	2021
Revenue	$78,813	$41,603
Net loss	$(14,347)	$(82,357)

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

The payable in restricted shares based on 2021 and 2022 operating performance and the Make-Whole Provision were valued at $22,855 and $29,561 as of March 31, 2022 and December 31, 2021, respectively, and were included in other liabilities on the consolidated balance sheets. The $4,292 change in fair value for the three months ended March 31, 2022 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

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

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 16, 2022, the date on which these consolidated financial statements were available to be issued, and concluded that there were no material subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of MoneyLion and is intended to help the reader understand MoneyLion, our operations and our present business environment. This discussion should be read in conjunction with MoneyLion’s unaudited consolidated financial statements and notes to those financial statements included in Part I, Item 1 “Financial Statements” within this Quarterly Report on Form 10-Q/A. References to “we,” “us,” “our,” “Company” or “MoneyLion” refer to MoneyLion Technologies Inc. and, as context requires, its wholly-owned subsidiaries for the periods prior to the Business Combination Closing Date and to MoneyLion Inc. and, as context requires, its wholly-owned subsidiaries for the period thereafter. “Fusion” refers to Fusion Acquisition Corp. for the periods prior to the Business Combination Closing Date.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our unaudited interim consolidated financial statements for the period ended March 31, 2022. See the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 2, “Restatement of Previously Issued Financial Statements,” to the unaudited consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q/A for a detailed explanation and impacts of the restatement. Except as described above, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not reflect or purport to reflect any information or events occurring after May 16, 2022, the original filing date, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein.

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

Management will continue to monitor the nature and extent of potential impact to the business as the pandemic continues.

Business Combinations (As Restated) — Since January 1, 2021, we have completed the following business combinations:

●	Merger with Fusion – On September 22, 2021, Legacy MoneyLion completed the Business Combination with Fusion and became a publicly traded company. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, for which Legacy MoneyLion was determined to be the accounting acquirer. Since the Business Combination was accounted for as a reverse recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. GAAP. Under this method of accounting, Fusion was treated as the “acquired” company for financial reporting purposes. Operations prior to the Business Combination are those of Legacy MoneyLion. See Part II, Item 8 “Business Combination” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 for additional information.

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

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended March 31,		Change (As Restated)
	2022 (As Restated)	2021	$	%
	(In thousands, except for percentages)

Operating expenses
Provision for credit losses on consumer receivables	23,044	5,708	17,336	303.7%
Compensation and benefits	22,043	7,057	14,986	212.4%
Marketing	11,416	4,363	7,053	161.7%
Direct costs	21,204	9,903	11,301	114.1%
Professional services	7,288	3,586	3,702	103.2%
Technology-related costs	4,505	2,199	2,306	104.9%
Other operating expenses	10,769	1,082	9,687	895.3%
Total operating expenses	100,269	33,898	66,371	195.8%

Other (expense) income
Interest expense	(6,174)	(1,471)	(4,703)	319.7%
Change in fair value of warrant liability	3,910	(31,230)	35,140	nm
Change in fair value of subordinated convertible notes	-	(39,939)	39,939	nm
Change in fair value of contingent consideration from mergers and acquisitions	(4,660)	-	(4,660)	nm
Other (expense) income	(916)	27	(943)	nm
Total other (expense) income	(7,840)	(72,613)	64,773	-89.2%

Income tax (benefit) expense	(28,417)	25	(28,442)	nm

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

Change in fair value of contingent consideration from mergers and acquisitions (As Restated)

Change in fair value of contingent consideration from mergers and acquisitions was an expense of $4.7 million for the three months ended March 31, 2022, as compared to zero for the same period in 2021. No contingent consideration from mergers and acquisitions was outstanding for the three months ended March 31, 2021.

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

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022 (As Restated)	2021
	(in thousands)
Net income (loss)	$(9,978)	$(73,406)
Add back:
Interest related to corporate debt[1]	1,387	1,471
Income tax expense (benefit)	(28,417)	25
Depreciation and amortization expense	3,421	514
Changes in fair value of warrant liability	(3,910)	31,230
Changes in fair value of subordinated convertible notes	-	39,939
Change in fair value of contingent consideration from mergers and acquisitions	4,660	-
Stock-based compensation expense	3,268	518
One-time expenses[2]	4,777	1,262
Less:
Origination financing cost of capital[3]	-	(2,767)
Adjusted EBITDA	$(24,792)	$(1,213)

(1)

We add back the interest expense related to all outstanding corporate debt, excluding outstanding principal balances related to the Roar 1 SPV Credit Facility and the Roar 2 SPV Credit Facility. For U.S. GAAP reporting purposes, interest expense related to corporate debt is included within interest expense in the statement of operations.

(2)	We add back other one-time expenses, including those related to transactions, including mergers and acquisitions and financings, that occurred, litigation-related expenses and non-recurring costs or gains. Generally, these expenses are included within other expenses or professional fees in the statement of operations.

(3)	Origination financing cost of capital represents the preferred return attributable to IIA investors. This is included within temporary equity on historical consolidated balance sheets. Since we transitioned away from IIA in December 2021, this will have no impact on our Adjusted EBITDA going forward.

Changes in Financial Condition to March 31, 2022 from December 31, 2021

	March 31,	December 31,	Change
	2022	2021	$	%
	(As Restated)
Assets
Cash and restricted cash	$248,987	$246,224	$2,763	1.1%
Consumer receivables	153,634	153,741	(107)	-0.1%
Allowance for credit losses on consumer receivables	(22,291)	(22,323)	32	-0.1%
Consumer receivables, net	131,343	131,418	(75)	-0.1%
Enterprise receivables	14,207	6,002	8,205	136.7%
Property and equipment, net	2,140	1,801	339	18.8%
Goodwill and intangible assets, net	374,626	77,665	296,961	382.4%
Other assets	37,932	28,428	9,504	33.4%
Total assets	$809,235	$491,538	$317,697	64.6%
Liabilities and Stockholders’ Equity
Liabilities:
Debt agreements	240,915	186,591	54,324	29.1%
Accounts payable and accrued liabilities	44,961	36,868	8,093	22.0%
Warrant liability	4,350	8,260	(3,910)	-47.3%
Other liabilities	91,881	38,135	53,746	140.9%
Total liabilities	382,107	269,854	112,253	41.6%
Redeemable convertible preferred stock (Series A)	193,647	-	193,647	nm
Stockholders’ equity:
Common Stock	24	23	1	4.3%
Additional paid-in capital	722,048	701,234	20,814	3.0%
Accumulated deficit	(478,891)	(469,873)	(9,018)	1.9%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders’ equity	233,481	221,684	11,797	5.3%
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$809,235	$491,538	$317,697	64.6%

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

Accounts payable and accrued expenses (As Restated)

Accounts payable and accrued expenses increased by $8.1 million, or 22.0%, to $45.0 million as of March 31, 2022, as compared to $36.9 million as of December 31, 2021, which was primarily attributable to new accounts payable and accruals of $10.1 million associated with Even Financial, which the Company acquired during the first quarter of 2022.

Warrant liability

Warrant liability decreased by $3.9 million, or 47.3%, to $4.4 million as of March 31, 2022, as compared to $8.3 million as of December 31, 2021. Refer to the “Results of Operations for the Three Months Ended March 31, 2022 and 2021” section above for further discussion on the change in fair value of warrant liability.

Other liabilities (As Restated)

Other liabilities increased by $53.7 million, or 140.9%, to $91.9 million as of March 31, 2022, as compared to $38.1 million as of December 31, 2021. The increase was primarily attributable to an increase in liabilities related to contingent consideration from mergers and acquisitions of $44.5 million primarily related to the Even Acquisition and an increase from the new lease accounting standard adopted during the first quarter of 2022 which resulted in operating lease liability of $8.7 million as of March 31, 2022.

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

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part I, Item 1 “Financial Statements — Debt” in this Quarterly Report on Form 10-Q/A.

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

Restatement of FY 2021 and Q1 2022 Financial Statements

For information about the restatement of the financial statements and related financial information included in the Company’s FY 2021 10-K (the “FY 2021 Restatement”) and the restatement of the Original Financial Statements and related financial information pursuant to this Amendment (the “Q1 2022 Restatement” and together with the Q3 2021 Restatement and the FY 2021 Restatement, the “Restatements”), see the Explanatory Note to this Amendment and Note 2, “Restatement of Previously Issued Financial Statements,” to the unaudited consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Amendment.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q/A, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, in light of the Restatements, as well as the related material weakness identified in connection therewith, our disclosure controls and procedures were not effective as of March 31, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

In connection with our remediation efforts of the material weakness in our internal control over financial reporting and as part of our overall efforts to develop and refine our disclosure controls and procedures and improve our internal control over financial reporting as part of our obligations as a public company, we have added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise. We have also begun to design formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In addition, we have enhanced the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards.

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

Part II

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and could materially and adversely impact our business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Regulatory Matters — Unfavorable outcomes in legal proceedings may harm our business and results of operations” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 filed with the SEC on August 11, 2022.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A, filed with the SEC on August 11, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

MONEYLION INC.

Date: August 11, 2022	By:	/s/ Richard Correia
Richard Correia Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 11, 2022	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)