Form 10-Q
period 2022-06-30
MONEYLION INC.
filed 2022-08-11
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 242,758,408 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of August 5, 2022.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2022

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

•
factors relating to the business, operations and financial performance of MoneyLion, including market conditions and global and economic factors beyond MoneyLion’s control, including the COVID-19 pandemic;

•
intense and increasing competition in the industries in which MoneyLion and its subsidiaries, including Malka Media Group LLC (“MALKA”) and Even Financial Inc. (“Even Financial”), operate, and demand for and consumer confidence in MoneyLion’s products and services, including as a result of any adverse publicity concerning MoneyLion;
•
MoneyLion’s ability to realize strategic objectives and avoid difficulties and risks of any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions;
•
MoneyLion’s reliance on third parties to provide services;
•
MoneyLion’s ability to service loans or advances properly and the performance of the loans and other receivables originated through MoneyLion’s platform;
•
MoneyLion’s ability to raise financing in the future, to comply with restrictive covenants related to its long-term indebtedness and to manage the effects of changes in the cost of capital;
•
MoneyLion’s success in retaining or recruiting, or changing as required, its officers, key employees and directors, including MALKA’s ability to retain its content creators;
•
MoneyLion’s ability to comply with the extensive and evolving laws and regulations applicable to its business;
•
risks related to the proper functioning of MoneyLion’s IT systems and data storage, including as a result of cyberattacks and other security breaches or disruptions suffered by MoneyLion or third parties upon which it relies;
•
MoneyLion’s ability to protect its intellectual property rights;
•
MoneyLion’s ability to comply with laws and regulations applicable to its business and the outcome of any legal or governmental proceedings that may be instituted against MoneyLion;
•
MoneyLion’s ability to establish and maintain an effective system of internal controls over financial reporting;
•
MoneyLion’s ability to maintain the listing of the MoneyLion Class A Common Stock and of MoneyLion’s publicly traded warrants to purchase MoneyLion Class A Common Stock (the “Public Warrants”) on the NYSE and any volatility in the market price of MoneyLion’s securities; and
•
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

•
MoneyLion’s financial condition, results of operations and business may be adversely impacted by the COVID-19 pandemic, economic conditions and other factors that it cannot control. In an economic downturn, MoneyLion may not be able to grow its business or maintain expected levels of liquidity or revenue growth.
•
MoneyLion’s results of operations and future prospects depend on its ability to attract new and retain existing customers. MoneyLion faces intense and increasing competition and if it does not compete effectively, its competitive positioning and operating results may be harmed.
•
Demand for MoneyLion’s products or services may decline if it does not continue to innovate or respond to evolving technological or other changes. A significant change in consumer confidence in MoneyLion’s products or services or adverse publicity concerning MoneyLion, its business or its personnel could negatively impact MoneyLion’s business.
•
Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions could fail to achieve strategic objectives, disrupt MoneyLion’s ongoing operations or result in operating difficulties, liabilities and expenses, harm its business and negatively impact its results of operations.
•
Because MoneyLion relies on third parties to provide services, MoneyLion could be adversely impacted if such third parties fail to fulfill their obligations or if MoneyLion’s arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.
•
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
•
If MALKA or Even Financial, MoneyLion’s wholly-owned subsidiaries, is unable to remain competitive or retain key clients, their respective business and results of operations and financial position may be adversely affected. Increases in the costs of content may have an adverse effect on MALKA’s business, financial condition and results of operations.
•
Any failure of Even Financial’s platform to effectively match consumers from Even Financial’s Channel Partners (as defined herein) with financial product offerings from its Product Partners (as defined herein) or any reduced marketing spend by such Product Partners on Even Financial’s platform could have a material adverse effect on Even Financial’s business, financial condition and results of operations.
•
If the information provided to MoneyLion by customers is incorrect or fraudulent, MoneyLion may misjudge a customer’s qualifications to receive its products and services and its results of operations may be harmed and could subject MoneyLion to regulatory scrutiny or penalties.
•
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

•
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
•
MoneyLion’s engineering and technical development teams are based primarily in Malaysia, which could be adversely affected by changes in political or economic stability, or by government policies.
•
Systems defects, failures or disruptions, including events beyond MoneyLion’s control, and resulting interruptions in the availability of MoneyLion’s websites, applications, products, or services could harm MoneyLion’s business, harm its reputation, result in significant costs to MoneyLion, decrease MoneyLion’s potential profitability and expose it to substantial liability.
•
MoneyLion has a history of losses and may not achieve profitability in the future.
•
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
•
Cyberattacks and other security breaches or disruptions suffered by MoneyLion or third parties upon which it relies could have a materially adverse effect on MoneyLion’s business, harm its reputation and expose it to public scrutiny or liability.
•
While MoneyLion takes precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of MoneyLion’s products and services or subject MoneyLion to scrutiny or penalties.
•
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
•
MoneyLion has in the past been, and continues to be, subject to inquiries, subpoenas, exams, pending investigations and enforcement matters by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to MoneyLion’s business and results of operations.
•
The market price of MoneyLion’s securities may be volatile. In addition, MoneyLion’s failure to meet the continued listing requirements of the NYSE could result in a delisting of its securities.

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, the “Risk Factors” section in Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022, our consolidated financial statements and the related notes presented in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and the other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Cash	$154,059	$201,763
Restricted cash, including amounts held by variable interest entities (VIEs) of $60,127 and $39,396	63,161	44,461
Consumer receivables	156,477	153,741
Allowance for credit losses on consumer receivables	(23,124)	(22,323)
Consumer receivables, net, including amounts held by VIEs of $154,075 and $92,796	133,353	131,418
Enterprise receivables	17,517	6,002
Property and equipment, net	2,045	1,801
Intangible assets, net	209,226	25,124
Goodwill	161,678	52,541
Other assets	42,608	28,428
Total assets	$783,647	$491,538
Liabilities and Stockholders' Equity
Liabilities:
Secured loans	$88,399	$43,591
Accounts payable and accrued liabilities	50,242	36,868
Warrant liability	1,399	8,260
Other debt, including amounts held by VIEs of $152,881 and $143,000	152,881	143,000
Other liabilities	76,795	38,135
Total liabilities	369,716	269,854
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 200,000,000 and 0 shares authorized as of June 30, 2022 and December 31, 2021, respectively, 28,693,931 shares issued and outstanding as of June 30, 2022 and 0 shares issued and outstanding as of December 31, 2021	193,647	—
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 242,920,847 and 241,950,847 issued and outstanding, respectively, as of June 30, 2022 and 231,452,448 and 230,482,448 issued and outstanding, respectively, as of December 31, 2021	24	23
Additional paid-in capital	731,916	701,234
Accumulated deficit	(501,956)	(469,873)
Treasury stock at cost, 970,000 shares at June 30, 2022 and December 31, 2021	(9,700)	(9,700)
Total stockholders' equity	220,284	221,684
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$783,647	$491,538

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Service and subscription revenue	$84,823	$36,419	$151,969	$67,887
Net interest income on loan receivables	2,517	1,761	5,085	3,423
Total revenue, net	87,340	38,180	157,054	71,310
Operating expenses
Provision for credit losses on consumer receivables	26,981	15,698	50,025	21,406
Compensation and benefits	26,498	8,172	48,541	15,229
Marketing	9,477	9,166	20,893	13,529
Direct costs	29,386	10,543	50,590	20,446
Professional services	6,652	4,451	13,940	8,037
Technology-related costs	5,409	2,257	9,914	4,456
Other operating expenses	9,842	1,275	20,611	2,357
Total operating expenses	114,245	51,562	214,514	85,460
Net loss before other (expense) income and income taxes	(26,905)	(13,382)	(57,460)	(14,150)
Interest expense	(7,584)	(1,849)	(13,758)	(3,320)
Change in fair value of warrant liability	2,951	(17,586)	6,861	(48,816)
Change in fair value of subordinated convertible notes	—	(9,622)	—	(49,561)
Change in fair value of contingent consideration from mergers and acquisitions	8,480	—	3,820	—
Other income (expense)	9	3,243	(907)	3,270
Net loss before income taxes	(23,049)	(39,196)	(61,444)	(112,577)
Income tax (benefit) expense	16	17	(28,401)	42
Net loss	(23,065)	(39,213)	(33,043)	(112,619)
Net income attributable to redeemable noncontrolling interests	-	(3,077)	-	(5,844)
Accrual of dividends on preferred stock	(2,176)	(4,985)	(3,204)	(9,827)
Net loss attributable to common shareholders	$(25,241)	$(47,275)	$(36,247)	$(128,290)

Net loss per share, basic and diluted(1)	$(0.11)	$(0.97)	$(0.16)	$(2.65)
Weighted average shares used in computing net loss per share, basic and diluted(1)	236,313,189	48,641,247	233,540,639	48,496,136

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

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at April 1, 2022	28,693,931	$193,647	235,550,057	$24	$722,048	$(478,891)	$(9,700)	$233,481
Stock-based compensation	—	—	—	—	5,248	—	—	5,248
Exercise of stock options and warrants and vesting of RSUs	—	—	1,522,453	—	356	—	—	356
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	4,878,337	—	6,440	—	—	6,440
Accrued dividends on preferred stock	—	—	—	—	(2,176)	—	—	(2,176)
Net loss	—	—	—	—	—	(23,065)	—	(23,065)
Balances at June 30, 2022	28,693,931	$193,647	241,950,847	$24	$731,916	$(501,956)	$(9,700)	$220,284

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at January 1, 2022	—	$—	230,482,448	$23	$701,234	$(469,873)	$(9,700)	$221,684
Stock-based compensation	—	—	—	—	8,516	—	—	8,516
Exercise of stock options and warrants and vesting of RSUs	—	—	2,422,354	—	777	—	—	777
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	9,046,045	1	16,717	—	—	16,718
Issuance of options and preferred stock in connection with Even Acquisition	28,693,931	193,647	—	—	8,963	—	—	8,963
Accrued dividends on preferred stock	—	—	—	—	(3,204)	—	—	(3,204)
Other	—	—	—	—	(1,087)	960	—	(127)
Net loss	—	—	—	—	—	(33,043)	—	(33,043)
Balances at June 30, 2022	28,693,931	$193,647	241,950,847	$24	$731,916	$(501,956)	$(9,700)	$220,284

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible		Redeemable						Total
	Preferred Stock (All Series)		Noncontrolling	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares (1)	Amount	Interests	Shares (1)	Amount	Paid-in Capital	Deficit	Stock	Deficit
Balances at April 1, 2021	116,264,374	$293,025	$90,994	48,603,164	$—	$—	$(407,881)	$(1,000)	$(408,881)
Stock-based compensation	—	—	—	—	—	1,321	—	—	1,321
Exercise of stock options and warrants	—	—	—	55,409	—	6	—	—	6
Accrued dividends on redeemable convertible preferred stock	—	4,985	—	—	—	(1,327)	(3,658)	—	(4,985)
Contributions from redeemable noncontrolling interests	—	—	10,000	—	—	—	—	—	—
Redemptions by redeemable noncontrolling interests	—	—	(400)	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	—	—	(2,514)	—	—	—	—	—	—
Net income (loss)	—	—	3,077	—	—	—	(42,290)	—	(42,290)
Balances at June 30, 2021	116,264,374	$298,010	$101,157	48,658,573	$—	$—	$(453,829)	$(1,000)	$(454,829)

	Redeemable Convertible		Redeemable						Total
	Preferred Stock (All Series)		Noncontrolling	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares (1)	Amount	Interests	Shares (1)	Amount	Paid-in Capital	Deficit	Stock	Deficit
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$—	$—	$(327,629)	$(1,000)	$(328,629)
Stock-based compensation	—	—	—	—	—	1,839	—	—	1,839
Exercise of stock options and warrants	—	—	—	787,853	—	251	—	—	251
Accrued dividends on redeemable convertible preferred stock	—	9,827	—	—	—	(2,090)	(7,737)	—	(9,827)
Contributions from redeemable noncontrolling interests	—	—	31,000	—	—	—	—	—	—
Redemptions by redeemable noncontrolling interests	—	—	(3,056)	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	—	—	(4,483)	—	—	—	—	—	—
Net income (loss)	—	—	5,844	—	—	—	(118,463)	—	(118,463)
Balances at June 30, 2021	116,264,374	$298,010	$101,157	48,658,573	$—	$—	$(453,829)	$(1,000)	$(454,829)

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,043)	$(112,619)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses on consumer receivables	50,025	21,406
Depreciation and amortization expense	9,427	1,016
Change in deferred fees and costs, net	705	(1,380)
Change in fair value of warrants	(6,861)	48,816
Change in fair value of subordinated convertible notes	—	49,561
Change in fair value of contingent consideration from mergers and acquisitions	(3,820)	—
Gain on loan forgiveness	—	(3,206)
Losses (gains) on foreign currency translation	(58)	(44)
Expenses related to debt modification and prepayments	730	—
Stock compensation expense	8,516	1,839
Deferred income taxes	(28,442)	—
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(31)	(148)
Enterprise receivables	(1,652)	(468)
Other assets	(3,020)	(958)
Accounts payable and accrued liabilities	843	776
Other liabilities	(2,829)	—
Net cash (used in) provided by operating activities	(9,510)	4,591
Cash flows from investing activities:
Net originations and collections of finance receivables	(51,947)	(52,399)
Purchase of property, equipment and software	(3,012)	(165)
Acquisition of Even Financial, net of cash acquired	(18,584)	—
Net cash used in investing activities	(73,543)	(52,564)
Cash flows from financing activities:
Repayments to secured/senior lenders	(24,028)	(139)
Fees related to debt prepayment	(375)	—
Proceeds from special purpose vehicle credit facilities	10,000	—
Proceeds from issuance of subordinated convertible notes	—	36,750
Borrowings from secured lenders	69,300	—
Payment of deferred financing costs	(1,625)	—
Proceeds from issuance of common stock related to exercise of stock options and warrants	777	251
Contributions from redeemable noncontrolling interests	—	31,000
Redemptions by redeemable noncontrolling interests	—	(4,556)
Distributions to noncontrolling interests	—	(4,483)
Net cash provided by financing activities	54,049	58,823

Net change in cash and restricted cash	(29,004)	10,850
Cash and restricted cash, beginning of period	246,224	20,927
Cash and restricted cash, end of period	$217,220	$31,777

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,262	$1,143

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends on preferred stock	$3,204	$(9,827)
Lease liabilities incurred in exchange for operating right-of-use assets	$7,568	$—

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

On February 17, 2022, MoneyLion acquired Even Financial Inc. (“Even Financial”). Even Financial utilizes its software platform to connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers through its platform. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, bridging Product Partners and Channel Partners via its application programming interface (“API”) and embedded finance marketplaces. The acquisition strengthens MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s network includes over 400 Product Partners and 500 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings, and insurance products. The acquisition also expands MoneyLion’s addressable market, extends the reach of its own products and diversifies its revenue mix.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive loss; therefore, there is no difference between net loss and comprehensive loss for the three and six months ended June 30, 2022 and 2021.

Reclassification—The acquisitions of MALKA and Even Financial and related ongoing integration activities have caused significant changes to the revenue and cost structure of the Company such that the organization of financial statement line items in both the consolidated balance sheets and the consolidated statements of operations used in prior reporting periods were no longer sufficient to properly present the Company’s financial condition and results of operations as of March 31, 2022. Reclassifications have been performed relative to the previous presentation of the consolidated balance sheet as of December 31, 2021 and the consolidated statement of operations for the three and six months ended June 30, 2021 to present in a new format that better represents the new revenue and cost structure of the Company. The reclassifications had no impact on previously reported total assets, total liabilities or net income (loss) and an immaterial impact on total revenue, net. There was no impact on the consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit). There are also related reclassifications and expanded disclosure, where necessary, contained within the notes to the consolidated financial statements.

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

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consumer revenues
Service and subscription fees	$50,768	$34,148	$97,162	$64,620
Net interest income on finance receivables	2,517	1,761	5,085	3,423
Total consumer revenues	53,285	35,909	102,247	68,043
Enterprise service revenues	34,055	2,271	54,807	3,267
Total revenue, net	$87,340	$38,180	$157,054	$71,310

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

Valuation of consideration transferred related to mergers and acquisitions— The Company determined that the contingent consideration related to the earnout provision, the Make-Whole Provision (as defined herein) and preferred share equivalents in connection with the MALKA Acquisition and Even Acquisition (each as defined herein) do not meet the criteria for equity treatment. For provisions that do not meet all the criteria for equity treatment, the contingent consideration is required to be recorded at fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as a non-cash gain or loss on the statements of operations. As such, the MALKA and Even Financial earnout provision is recorded as a liability and any change in fair value is recognized in the Company’s statements of operations. The fair value of the MALKA and Even Financial earnout was estimated using a Monte Carlo Simulation Model.

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

Goodwill—The Company performs goodwill impairment testing annually, on the last day of the fiscal year or more frequently if indicators of potential impairment exist. A potential impairment indicator was identified during the quarter ended June 30, 2022 due to a decline in the MoneyLion Class A Common Stock price and the related market capitalization and, as such, the Company performed a goodwill impairment test as of June 30, 2022. The goodwill impairment test is performed at the consolidated Company level since the Company represents one reporting unit. The Company first evaluates whether it is more likely than not that the fair value of the reporting unit has fallen below its carrying amount. No indicators of fair value falling below the reporting unit carrying amount were noted on a quantitative or qualitative basis during the fiscal year 2021 assessment nor the June 30, 2022 assessment. The June 30, 2022 assessment indicated that the fair value of the reporting unit exceeded the reporting unit's carrying value. The fair value of the reporting unit was calculated by valuing the MoneyLion Class A Common Stock and Series A Redeemable Convertible Preferred Stock primarily based on the Class A Common Stock price per share. The calculation of fair value also includes an estimated control premium based on consultation between the Company's management and third-party valuation specialists.

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

4. CONSUMER RECEIVABLES

The Company’s finance receivables consist of secured personal loans and principal amounts of Instacash advances. Accrued interest receivables represent the interest accrued on the loan receivables based upon the daily principal amount outstanding. Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash advance product. Subscription receivables represent the amounts billed to customers for subscription services. The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or advance terms. When assessing provision for losses on consumer receivables, the Company takes into account the composition of the outstanding consumer receivables, charge-off rates to date and the forecasted principal loss rates. The tables below show consumer receivables balances as of June 30, 2022 and December 31, 2021 and the consumer receivables activity, charge-off rates and aging by product for the three and six months ended June 30, 2022 and 2021.

Consumer receivables consisted of the following:

	June 30,	December 31,
	2022	2021
Unsecured personal loan receivables	$—	$1
Secured personal loan receivables	72,213	77,491
Loan receivables	72,213	77,492
Instacash receivables	68,338	62,783
Finance receivables	140,551	140,275
Fees receivable	10,462	8,366
Subscription receivables	3,450	3,099
Deferred loan origination costs	911	929
Accrued interest receivable	1,103	1,072
Consumer receivables, before allowance for credit losses	$156,477	$153,741

Changes in the allowance for losses on consumer receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$22,291	$10,227	$22,323	$9,127
Provision for credit losses on receivables	26,981	15,698	50,025	21,406
Receivables charged off	(32,404)	(16,404)	(69,688)	(30,840)
Recoveries	6,256	5,180	20,464	15,008
Ending balance	$23,124	$14,701	$23,124	$14,701

Changes in the allowance for losses on finance receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$21,438	$10,227	$21,625	$9,127
Provision for credit losses on receivables	23,556	13,476	43,058	18,335
Finance receivables charged off	(28,306)	(14,183)	(61,264)	(27,145)
Recoveries	5,470	4,703	18,739	13,906
Ending balance	$22,158	$14,223	$22,158	$14,223

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$492	$—	$420	$—
Provision for credit losses on receivables	2,204	1,277	4,205	1,892
Fees receivable charged off	(2,777)	(1,260)	(5,485)	(2,208)
Recoveries	629	264	1,408	597
Ending balance	$548	$281	$548	$281

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$361	$—	$278	$—
Provision for credit losses on receivables	1,221	945	2,762	1,179
Subscription receivables charged off	(1,321)	(961)	(2,939)	(1,487)
Recoveries	157	213	317	505
Ending balance	$418	$197	$418	$197

The following is an assessment of the repayment performance of loans as of June 30, 2022 and December 31, 2021 and presents the contractual delinquency of the loans receivable portfolio:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$61,687	85.4%	$66,514	85.8%

Delinquency:
31 to 60 days	5,613	7.8%	6,577	8.5%
61 to 90 days	4,913	6.8%	4,401	5.7%
Total delinquency	10,526	14.6%	10,978	14.2%
Loan receivables before allowance for loan losses	$72,213	100.0%	$77,492	100.0%

The following is an assessment of the repayment performance of Instacash receivables as of June 30, 2022 and December 31, 2021 and presents the contractual delinquency of the Instacash receivables portfolio:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$59,982	87.8%	$55,963	89.1%

Delinquency:
31 to 60 days	8,356	12.2%	6,820	10.9%
61 to 90 days	—	0.0%	—	0.0%
Total delinquency	8,356	12.2%	6,820	10.9%
Instacash receivables before allowance for loan losses	$68,338	100.0%	$62,783	100.0%

The following is an assessment of the repayment performance of fees receivable as of June 30, 2022 and December 31, 2021 and presents the contractual delinquency of the fees receivable portfolio:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$7,853	75.1%	$6,682	79.9%

Delinquency:
31 to 60 days	2,609	24.9%	1,684	20.1%
61 to 90 days	—	0.0%	—	0.0%
Total delinquency	2,609	24.9%	1,684	20.1%
Fees receivable before allowance for loan losses	$10,462	100.0%	$8,366	100.0%

The following is an assessment of the repayment performance of subscription receivables as of June 30, 2022 and December 31, 2021 and presents the contractual delinquency of the subscription receivables portfolio:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$2,421	70.1%	$2,227	71.8%

Delinquency:
31 to 60 days	609	17.7%	514	16.6%
61 to 90 days	420	12.2%	358	11.6%
Total delinquency	1,029	29.9%	872	28.2%
Subscription receivables before allowance for loan losses	$3,450	100.0%	$3,099	100.0%

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Leasehold improvements	$486	$545
Furniture and fixtures	612	573
Computers and equipment	2,347	2,209
Construction in process	56	—
	3,501	3,327
Less: accumulated depreciation	(1,456)	(1,526)
Furniture and equipment, net	$2,045	$1,801

Total depreciation expense related to property and equipment was $257 and $59 for the three months ended June 30, 2022 and 2021, respectively, and 487 and $122 for the six months ended June 30, 2022 and 2021, respectively.

6. INTANGIBLE ASSETS

Goodwill as of June 30, 2022 and December 31, 2021 was $161,678 and $52,541, respectively. The increase relates to goodwill acquired from the acquisition of Even Financial. See Note 17, “Mergers and Acquisitions,” for more information regarding goodwill and other intangible assets acquired from Even Financial.

Intangible assets consisted of the following:

		June 30,	December 31,
	Useful Life	2022	2021
Proprietary technology and capitalized internal-use software	3 - 7 years	$36,762	$11,623
Work in process		2,347	1,481
Customer relationships	10 - 15 years	159,820	5,960
Trade names	10 - 15 years	24,980	11,820
Less: accumulated amortization		(14,683)	(5,760)
Intangible assets, net		$209,226	$25,124

For the three months ended June 30, 2022 and 2021, total amortization expense was $5,749 and $443, respectively. For the six months ended June 30, 2022 and 2021, total amortization expense was $8,940 and $894, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at June 30, 2022 for the years ending:

Remainder of 2022	$11,473
2023	22,614
2024	22,481
2025	22,481
2026	22,481
Thereafter	105,349
$206,879

7. OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2022	2021
Receivable from payment processors	$23,303	$18,576
Prepaid expenses	6,856	8,836
Operating lease right-of-use assets	9,293	—
Other	3,156	1,016
Total other assets	$42,608	$28,428

8. VARIABLE INTEREST ENTITIES

The following table summarizes the VIEs’ assets and liabilities included in the Company’s consolidated financial statements, after intercompany eliminations, as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Assets:
Restricted cash	$60,127	$39,396
Consumer receivables	181,809	109,877
Allowance for losses on consumer receivables	(27,734)	(17,081)
Consumer receivables, net	154,075	92,796
Total assets	$214,202	$132,192

Liabilities:
Other debt	$152,881	$143,000
Total liabilities	$152,881	$143,000

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

9. DEBT

The Company’s debt as of June 30, 2022 and December 31, 2021 is presented below:

	June 30,	December 31,
	2022	2021
First Lien Loan	$—	$24,028
Second Lien Loan	—	20,000
Monroe Term Loans	90,000	—
Unamortized discounts and debt issuance costs	(1,601)	(437)
Total secured loans	$88,399	$43,591

ROAR 1 SPV Credit Facility	$83,000	$78,000
ROAR 2 SPV Credit Facility	73,000	68,000
Unamortized discounts and debt issuance costs	(3,119)	(3,000)
Total other debt	$152,881	$143,000

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

•
$70,000 aggregate principal amount of term loans (the “Term A-1 Loans”), available to be drawn at the closing date;
•
$20,000 aggregate principal amount of term loans (the “Term A-2 Loans”), as described further below;
•
$20,000 aggregate principal amount of delayed draw term loans (the “Term B Loans”), which are available to be drawn for a period of 18-months following the closing date, subject to certain conditions set forth in the Monroe Credit Agreement; and
•
subject to certain conditions set forth in the Monroe Credit Agreement, the ability to incur incremental commitments of up to $60,000 aggregate principal amount of Term A-1 Loans or Term B Loans (the “Incremental Term Loans”; the Term A-1 Loans, the Term A-2 Loans, the Term B Loans and, if applicable, the Incremental Term Loans, collectively, the “Monroe Term Loans”).

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

The Term A-1 Loans and Term B Loans bear annual interest, payable monthly, at a floating rate measured by reference to, at the Company’s option, either (a) a base rate then in effect (equal to the greater of (i) the federal funds rate plus 0.50%, (ii) the prime rate, (iii) 2.00% and (iv) an adjusted one-month Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 1.00%) plus 1.00%) plus an applicable margin ranging from 6.00% to 8.25% per annum, depending on whether the “EBITDA Trigger Date” has occurred, the Company’s “Enterprise Value” and, once the EBITDA Trigger Date has occurred, its “Total Debt to EBITDA Ratio” (as such terms are defined in the Monroe Credit Agreement) or (b) an adjusted one-month or three-month SOFR (subject to a floor of 1.00%) plus an applicable margin ranging from 7.00% to 9.25% per annum, depending on whether the EBITDA Trigger Date has occurred, the Company’s Enterprise Value and, once the EBITDA Trigger Date has occurred, its Total Debt to EBITDA Ratio. The Term A-2 Loans bear annual interest, payable monthly, at the greater of (i) 12% and (ii) a floating rate measured by reference to the prime rate plus 5.75% per annum, subject to a cap of 15%. The interest rate as of June 30, 2022 on the Term A-1 Loans and Term A-2 Loans was 9.50% and 12.00%, respectively.

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

10. LEASES

All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $748 and $1,368 for the three and six months ended June 30, 2022. Short-term lease expense, variable lease expense and sublease income were not material for the three and six months ended June 30, 2022.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

June 30, 2022
Remainder of 2022	$1,424
2023	3,806
2024	3,060
2025	2,622
2026	1,268
Thereafter	1,672
Total lease payments	13,852
Less: imputed interest	4,116
Lease liabilities	$9,736
Weighted-average remaining lease term (years)	4.5
Weighted-average discount rate	13.9%

11. INCOME TAXES

As of June 30, 2022 and December 31, 2021, the Company maintained a valuation allowance of $76,322 and $83,153, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $6,800 during the six months ended June 30, 2022 and increased by approximately $8,200 during the six months ended June 30, 2021.

The Company’s financial statements included a full valuation allowance against net deferred tax assets before the acquisition of Even Financial. After considering the Even Acquisition, the projected consolidated results, and the available net deferred tax liability from Even Financial of approximately $28,400, the Company was able to release part of the valuation allowance due to the change in the overall net deferred tax asset. While this adjustment is a result of the Even Acquisition, ASC 805 requires that the benefits be recognized in income or equity, as applicable, and not as a component of acquisition accounting. The partially offsetting increase to the valuation allowance of approximately $21,600 was in relation to normal business operations.

Total U.S. federal and state operating loss carryforwards as of June 30, 2022 and December 31, 2021 were approximately $788,200 and $517,700, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. federal net operating losses of approximately $379,300 carry forward indefinitely.

As of June 30, 2022, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

The Company has completed a review to determine whether the future utilization of net operating loss and credit carryforwards will be restricted due to ownership changes that have occurred. The study determined that there will be no limit after December 31, 2025. Due to the net operating loss carryovers, the statute of limitations remains open for federal and state returns. However, this review did not include net operating losses from the Even transaction. A separate review is being completed related to the Even transaction and the results are not yet available. Historical Even U.S. federal and state operating loss carryforwards of approximately $66,200 were acquired in the transaction.

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

13. STOCK-BASED COMPENSATION

2021 Stock Incentive Plan

At the Special Meeting, Fusion stockholders approved the Company’s Omnibus Incentive Plan (as may be amended or restated from time to time, the “2021 Plan”). As of the Business Combination Closing, each Legacy MoneyLion option to purchase shares of Legacy MoneyLion Common Stock (a “Legacy MoneyLion Option”) that was outstanding and unexercised as of immediately prior to the Business Combination Closing Date automatically converted into the right to receive an option to acquire a number of shares of MoneyLion Class A Common Stock equal to the number of shares of Legacy MoneyLion Common Stock subject to such Legacy MoneyLion Option as of immediately prior to the Business Combination Closing Date, multiplied by the Exchange Ratio (rounded down to the nearest whole share), at an exercise price per share equal to the exercise price per share of such Legacy MoneyLion Option in effect immediately prior to the Business Combination Closing Date, divided by the Exchange Ratio (rounded up to the nearest whole cent). The intent behind the terms in the Merger Agreement related to the exchange of the Legacy MoneyLion Options was to provide the holders with awards of equal value to the original awards. Accordingly, the impact of the conversion was such that the number of shares issuable under the modified awards and the related exercise prices were adjusted using the Exchange Ratio with all other terms remaining unchanged. The conversion ratio adjustment was without substance (akin to a stock split), and therefore, the effect of the change in the number of shares and the exercise price and share value were equal and offsetting to one another. As a result, the fair value of the modified awards was equal to the fair value of the awards immediately before the modification and, therefore, there was no incremental compensation expense to be recognized. There were no changes to the vesting period within the 2021 Plan.

Stock-based compensation of $5,248 and $1,321 was recognized during the three months ended June 30, 2022 and 2021, respectively, and $8,516 and $1,839 was recognized during the six months ended June 30, 2022 and 2021, respectively.

The number of units awarded under the 2021 Plan are generally based on a weighted average of the MoneyLion Class A Common Stock in the days leading up to the grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. The following table represents activity within the 2021 Plan for the six months ended June 30, 2022:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	10,990,884	$2.42	n/a
Performance Stock Unit	Service and performance-based	2,492,919	$2.03	n/a
Performance Stock Unit	Service and market-based	9,303,278	$0.92	n/a
Options	Service-based	822,631	$2.07	$1.17

The following table represents outstanding equity awards as of June 30, 2022:

Type	Vesting Conditions	Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	10,405,520	$2.55	n/a
Performance Stock Unit	Service and performance-based	2,492,919	$2.03	n/a
Performance Stock Unit	Service and market-based	9,303,278	$0.92	n/a
Options	Service-based	39,331,098	$0.67	$0.83

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

The following table presents the quantitative information regarding Level 3 fair value measurement of the Private Placement Warrants:

June 30,
2022
Strike price	$11.50
Expected Volatility	72%
Expected Dividend	—
Expected Term in Years	4.23
Risk Free Interest Rate	3.00%
Warrant Value Per Share	$0.17

The following table presents the changes in the liability related to the Private Placement Warrants:

June 30, 2022
Private Placement
Warrants
Warrants payable balance, December 31, 2021	$8,260
Mark-to-market adjustment	$(6,861)
Warrants payable balance, June 30, 2022	$1,399

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

15. NET LOSS PER SHARE

The following table sets forth the computation of net loss per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	(23,065)	(39,213)	(33,043)	(112,619)
Net income attributable to redeemable noncontrolling interests	-	(3,077)	-	(5,844)
Accrual of dividends on preferred stock	(2,176)	(4,985)	(3,204)	(9,827)
Net loss attributable to common shareholders	$(25,241)	$(47,275)	$(36,247)	$(128,290)
Denominator:
Weighted-average common shares outstanding - basic and diluted (1)	236,313,189	48,641,247	233,540,639	48,496,136
Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.11)	$(0.97)	$(0.16)	$(2.65)

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

For the three and six months ended months ended June 30, 2022 and 2021, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the right to receive earnout shares and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three and six months ended June 30, 2022 and 2021.

The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021:

	June 30,
	2022	2021
Conversion of convertible preferred stock (1)	28,693,931	116,264,374
Warrants to purchase common stock and redeemable convertible preferred stock (1)	25,599,889	14,738,710
PSUs, RSUs and options to purchase common stock (1)	61,532,815	39,014,499
Right to receive earnout shares	17,500,000	—
Total common stock equivalents	133,326,635	170,017,583

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination” for details.

16. COMMITMENTS AND CONTINGENCIES

Legal Matters—With respect to its activities in California, the Company received a report of examination in 2020 from the California Department of Financial Protection and Innovation (the “CA DFPI”) regarding MoneyLion of California, LLC, MoneyLion’s subsidiary, and a follow-up request for information in May 2021. This matter is ongoing, and the Company intends to continue to fully cooperate with the CA DFPI in this matter. In addition, the CA DFPI is currently conducting an industry-wide investigation of companies that provide earned wage access products and services, including Instacash. The Company intends to continue cooperating fully in this investigation and to that end entered into a memorandum of understanding (“MOU”) with the CA DFPI on February 23, 2021. The MOU requires the Company to regularly provide certain information to the CA DFPI and adhere to certain best practices regarding Instacash while the CA DFPI continues to investigate. Any potential impacts on the Company’s financial condition or operations relating to these CA DFPI matters are unknown at this time.

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

Even Financial utilizes its software platform to connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers through its platform. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, seamlessly bridging financial institutions and channel partners via its industry-leading API and embedded finance marketplaces.

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

At the closing of the Even Acquisition, the Company (i) issued to the equityholders of Even Financial an aggregate of 28,164,811 shares of the Company’s Series A Redeemable Convertible Preferred Stock, along with an additional 529,120 shares of Series A Redeemable Convertible Preferred Stock to advisors of Even Financial for transaction expenses, valued at $193,647, (ii) paid to certain Even Financial management equityholders approximately $14,514 in cash and (iii) exchanged 8,883,228 options to acquire Even Financial common stock for 5,901,846 options to acquire MoneyLion Class A Common Stock, of which the vested portion at the acquisition date was valued at $8,963. The equityholders and advisors of Even Financial are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Redeemable Convertible Preferred Stock, based on the attributed revenue of Even Financial’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of the Company’s Class A common stock are entitled to receive dividend equivalents in lieu of receiving Series A Redeemable Convertible Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The combined value of the Earnout and Preferred Stock Equivalents, which represents contingent consideration, was $45,336 as of the closing of the Even Acquisition. The total purchase price was approximately $271,030, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5,703 of existing indebtedness of Even Financial and pay $2,868 of seller transaction costs.

The preliminary fair value of Even Financial’s acquired assets and liabilities assumed were as follows:

February 17,
2022
Assets
Cash and cash equivalents	$4,501
Enterprise receivables	9,863
Property and equipment	441
Intangible assets	190,320
Goodwill	109,375
Other assets	3,354
Total assets	317,854
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	9,258
Other liabilities	37,566
Total liabilities	46,824
Net assets and liabilities acquired	$271,030

The Earnout and Preferred Share Equivalents were valued at $30,458 as of June 30, 2022, and were included in other liabilities on the consolidated balance sheet. The $15,965 and $14,877 decrease in fair value for the three and six months ended June 30, 2022, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

Due to the closing of the Even Acquisition occurring on February 17, 2022, there has not been sufficient time to finalize business combination accounting and related valuations of assets acquired and liabilities assumed and consideration transferred as required by U.S. GAAP. Therefore, all balances recorded and disclosed, including consideration transferred, as of June 30, 2022 are preliminary and subject to change. The Company has not yet determined the amount of goodwill that will be tax deductible.

The Company’s pro forma revenue and net loss for the three and six months ended June 30, 2022 and 2021 below have been prepared as if Even Financial had been purchased on January 1, 2021. The Company made certain pro forma adjustments related to amortization of intangible assets, intercompany activity and interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$87,340	$51,196	$166,153	$92,799
Net loss	$(23,065)	$(47,243)	$(8,971)	$(129,600)

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

The total purchase price of the MALKA Acquisition was approximately $52,685. Upon the closing of the MALKA Acquisition, MoneyLion issued 3,206,167 restricted shares of MoneyLion Class A Common Stock and paid $10,000 in cash to the sellers in exchange for all of the issued and outstanding membership interests of MALKA. The acquisition agreement includes a make-whole provision with respect to the initial shares issued pursuant to which the Company was and may be required to issue additional restricted shares of MoneyLion Class A Common Stock or pay additional cash, as determined by the Company in its sole discretion, on each of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Make-Whole Provision”), which was valued at $10,870 as of the MALKA Acquisition Closing Date. MoneyLion also paid down $2,196 of MALKA debt facilities. The sellers may also earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The $35 million payable in earnout restricted shares based on 2021 and 2022 operating performance was valued at $11,782 as of the MALKA Acquisition.

The payable in restricted shares based on 2021 and 2022 operating performance and the Make-Whole Provision were valued at $23,721 and $29,561 as of June 30, 2022 and December 31, 2021, respectively, and was included in other liabilities on the consolidated balance sheets. The $7,485 and $11,057 increase in fair value for the three and six months ended June 30, 2022, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

The fair value of MALKA’s acquired assets and liabilities were as follows:

November 15,
2021
Assets
Cash and cash equivalents	$51
Property and equipment	1,281
Intangible assets	17,780
Goodwill	30,976
Other assets	4,858
Total assets	$54,946
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$2,261
Total liabilities	2,261
Equity:
Additional paid-in capital	52,685
Total equity	52,685
Total liabilities and equity	$54,946

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 11, 2022, the date on which these consolidated financial statements were available to be issued, and concluded that there were no material subsequent events requiring disclosure.

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

Reclassification—The acquisitions of MALKA and Even Financial and related ongoing integration activities have caused significant changes to the revenue and cost structure of the Company such that the organization of financial statement line items in both the consolidated balance sheets and the consolidated statements of operations used in prior reporting periods were no longer sufficient to properly present the Company’s financial condition and results of operations as of March 31, 2022. Reclassifications have been performed relative to the previous presentation of the consolidated balance sheet as of December 31, 2021 and the consolidated statement of operations for the three and six months ended June 30, 2021 to present in a new format that better represents the new revenue and cost structure of the Company. The reclassifications had no impact on previously reported total assets, total liabilities or net income (loss) and an immaterial impact on total revenue, net. There was no impact on the consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit). There are also related reclassifications and expanded disclosure, where necessary, contained within the notes to the consolidated financial statements.

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

The Company’s key consumer product offerings include:

RoarMoney Premium Mobile Banking — RoarMoney is our Federal Deposit Insurance Corporation-insured digital demand deposit account with zero minimums, premium features and rewards. Our RoarMoney demand deposit accounts are currently issued by MetaBank, N.A. (“MetaBank”), a South Dakota-based, nationally chartered bank owned by Meta Financial Group, Inc. (NASDAQ: CASH). Customers can open a RoarMoney account in minutes through the MoneyLion mobile application, add funds to their account and begin spending using a RoarMoney virtual debit card. RoarMoney accounts also include a physical MoneyLion Debit Mastercard that can be used at any of the approximately 55,000 Allpoint ATM network locations to make no-fee withdrawals. We earn revenue from interchange fees from payment networks based on customer expenditures on the debit card. We also earn revenue from cardholder fees such as a small monthly administrative fee charged to our customers, a fee charged to customers when an out-of-network ATM is utilized to withdraw cash and a foreign transaction fee charged to our customers on purchases outside of the U.S. or in a currency other than U.S. dollars. Both interchange fees and cardholder fees are reflected in service and subscription fees. We incur direct costs in connection with the RoarMoney account offering, which include fees paid to the payment networks and our partner bank.

Personalized Investing — MoneyLion Investing is an online investment account that offers access to separately managed accounts invested based on model portfolios comprised of ETFs and managed on a discretionary basis. Advisory services related to the MoneyLion investment account are provided by ML Wealth LLC (“ML Wealth”), an SEC-registered investment adviser and an indirect wholly-owned subsidiary of MoneyLion. Brokerage and custodial services are provided by DriveWealth LLC, a third-party provider. This fully-managed account model allows customers to set their investment strategy and let ML Wealth manage investment decisions to implement that strategy on a discretionary basis. An investment account holder simply identifies their investing comfort zone to receive a personalized portfolio, a mix of stock and bond ETFs. Our managed investment account is available on a standalone basis. Through MoneyLion Investing, customers are able to develop sound investing habits by enabling certain account features, including auto-investing and round ups. Auto-investing allows our customers to automatically contribute into their investment account with recurring deposits directly into the account. With round ups, customers can also choose to automatically round up purchases made either on their RoarMoney account or an external bank account to the nearest dollar. The accrued round ups can then be transferred into the customer’s MoneyLion Investing account and invested in accordance with the customer’s chosen investment strategy. We earn revenue from a small monthly administration fee from our customers who use this product, which is reflected in service and subscription fees.

Crypto — MoneyLion Crypto is an online cryptocurrency account that enables customers to buy, sell and hold cryptocurrency. The account is provided by Zero Hash LLC and its affiliate, Zero Hash Liquidity Services LLC (collectively, “Zero Hash”). The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California, Indiana and Wisconsin, where Zero Hash relies upon licensing exemptions; (ii) Montana, which does not currently have a money transmitter licensing requirement; and (iii) Hawaii. The Zero Hash entities currently engage in crypto asset activities in all U.S. states and the District of Columbia except for Hawaii. As Zero Hash was recently approved to conduct virtual currency business activity in New York, we are currently in the process of enabling New York on the MoneyLion Crypto platform and expect to be able to offer cryptocurrency-related products to our New York customers in the near future. RoarMoney accountholders can open a MoneyLion Crypto account through the MoneyLion mobile application and fund it via their RoarMoney account. In addition, customers can also choose to automatically round up purchases made either on their RoarMoney account or an external bank account to the nearest dollar. The accrued round ups can then be transferred into the customer’s MoneyLion Crypto account and invested in Bitcoin. As of December 31, 2021, the only cryptocurrencies available through the MoneyLion Crypto account were Bitcoin and Ether. In January 2022, MoneyLion Crypto expanded to include Bitcoin Cash and Litecoin. Both MoneyLion and Zero Hash must consent in writing before adding any additional digital assets to the program. We earn revenue from Zero Hash as they pay us a share of the fees that they earn from our customers in exchange for MoneyLion enabling Zero Hash to effect digital currency-related transactions for our customers. This revenue is reflected in service and subscription fees.

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

MoneyLife — Consistent with our vision of establishing MoneyLion as a lifestyle brand, in 2021 we introduced MoneyLife, an online financial education content destination. MoneyLife is an influencer-focused, video content-driven educational platform where customers can share and discover ideas, advice and insights regarding their financial lives. MoneyLife includes highly personalized content driven by financial advice and education influencers, tools to achieve financial goals and additional ways of earning rewards to shop and save. Our acquisition of MALKA, a creator network and content platform, accelerated our ability to engage with consumers across all digital and emerging channels, allowing us to directly connect with communities natively inside and outside of our platform. Through MoneyLife, we provide an additional daily destination site for current customers, drive additional prospective customers to MoneyLion and increase customer engagement and cross-sell opportunities for both MoneyLion and its affiliate partners.

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

Even Financial Marketplace — Through Even Financial's software platform, we connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers. Our infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, bridging financial institutions and channel partners via Even Financial’s API and embedded finance marketplaces. Even Financial’s network includes over 400 Product Partners and 500 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings, and insurance products. We earn revenue, which is reflected in enterprise service revenue, from our Product Partners based on performance structure. We incur direct costs related to the fees paid to our Channel Partners.

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

Recent Developments

Recent events impacting our business are as follows:

COVID-19 — The COVID-19 pandemic has caused substantial changes in consumer behavior, restrictions on business and individual activities and high unemployment rates, which led to reduced economic activity and may continue to cause economic volatility. There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the ultimate course, duration and severity of the virus and additional variants, future actions that may be taken by governmental authorities and private businesses to contain the COVID-19 pandemic or to mitigate its impact and the effectiveness of such actions, the timing and speed of economic recovery and the ultimate effectiveness of vaccinations for COVID-19.

In response to the economic uncertainty caused by the pandemic, during 2021, we made certain operational changes and implemented certain consumer support programs which were immaterial to our performance. For example, we reduced our marketing activities such as advertising through digital platforms, which have since returned to pre-pandemic levels, and also reduced our sponsorship arrangements with third parties. In addition, we implemented underwriting policy changes on a targeted basis to more closely manage credit risk while we further evaluated market conditions. Our underwriting models are dynamic relative to real time changes in our customer’s income and credit profiles and our credit performance remained steady as our underwriting models quickly adapted to these changes. To further support our customers, we expanded our payment deferral options and reduced certain fees, while providing them with relevant content and resources on topics like unemployment insurance and stimulus checks. For instance, for our secured personal loan customers with no prior missed payments, we offered payment deferrals based on a customer’s payment frequency, ranging from one payment deferral for monthly payments and up to three payment deferrals for weekly payments. For our Instacash customers with an outstanding advance, we allowed them to change the scheduled repayment date by up to 14 days. Once the advance was repaid, the customer could request another change to the scheduled repayment on another advance. While there is no limit to the number of changes a customer may be granted, they are limited to one at a time and per advance. Despite the economic uncertainty as a result of COVID-19, we have increased the number of customers on our platform.

Management will continue to monitor the nature and extent of potential impact to the business as the pandemic continues.

Business Combinations — Since January 1, 2021, we have completed the following business combinations:

•
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
•
MALKA Acquisition – On November 15, 2021, MoneyLion completed its acquisition of MALKA (the “MALKA Acquisition”). MALKA is a creator network and content platform that provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors. The MALKA Acquisition accelerated MoneyLion’s ability to engage with consumers across all digital and emerging channels, allowing MoneyLion to directly connect with communities natively inside and outside of its existing platform. MALKA operates as an indirect, wholly-owned subsidiary of MoneyLion Inc. with MALKA’s pre-acquisition management team leading day-to-day operations.

Related to the closing of the MALKA Acquisition, MoneyLion issued 3,206,167 in restricted shares of MoneyLion Class A Common Stock and paid approximately $10.0 million in cash to the sellers in exchange for all of the issued and outstanding membership interests of MALKA. The Make-Whole Provision (as defined herein) related to the restricted shares of MoneyLion Class A Common Stock issued was valued at $10,870 as of the MALKA Acquisition Closing Date. MoneyLion also paid down approximately $2.2 million of MALKA debt facilities. The sellers may earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The total purchase price of the MALKA Acquisition was approximately $52.7 million.

•
Even Acquisition – On February 17, 2022, MoneyLion completed its acquisition of Even Financial (the “Even Acquisition”). Even Financial utilizes its software platform to connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers through its platform. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, seamlessly bridging financial institutions and channel partners via its industry-leading API and embedded finance marketplaces.

The Even Acquisition strengthened MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s growing network includes over 400 Product Partners and 500 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings and insurance products. The Even Acquisition also expanded MoneyLion’s addressable market, extended the reach of MoneyLion’s own products, diversified its revenue mix and furthered MoneyLion’s ambition to be the premier financial super app for hardworking Americans.

At the closing of the Even Acquisition, the Company (i) issued to the equityholders of Even Financial an aggregate of 28,164,811 shares of the Company’s Series A Redeemable Convertible Preferred Stock, along with an additional 529,120 shares of Series A Redeemable Convertible Preferred Stock to advisors of Even Financial for transaction expenses, valued at $0.2 million, (ii) paid to certain Even Financial management equityholders approximately $14.5 million in cash and (iii) exchanged 8,883,228 options to acquire Even Financial common stock for 5,901,846 options to acquire MoneyLion Class A Common Stock, of which the vested portion at the acquisition date was valued at $8.9 million. The equityholders and advisors of Even Financial are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Redeemable Convertible Preferred Stock, based on the attributed revenue of Even Financial’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of MoneyLion Class A Common Stock are entitled to receive dividend equivalents in lieu of receiving Series A Redeemable Convertible Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The combined value of the Earnout and Preferred Stock Equivalents was $45.3 million as of the closing of the Even Acquisition. The total purchase price was approximately $270 million, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5.7 million of existing indebtedness of Even Financial and pay $2.9 million of seller transaction costs.

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

New customer growth and increasing usage across existing customers

Our ability to effectively acquire new customers through our acquisition and marketing efforts and drive usage of our products across our existing customers is key to our growth. We invested in the platform approach and believe our customers’ experience is enhanced by using our full product suite as we can better tailor the insights and recommendations. In turn, this generates higher revenue and lifetime value from our customer base.

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

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account or affiliate product. Following the Even Acquisition, Total Customers also include customers that have submitted for, received and clicked on at least one offer, including loans, credit cards, mortgages, savings and insurance products, from a Product Partner via our Even Financial marketplace. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 4.9 million and 2.2 million as of June 30, 2022 and 2021, respectively.

Total Products

We define Total Products as the total number of products that our Total Customers have opened including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account, affiliate product, or signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Following the Even Acquisition, Total Products also include products that our Total Customers have submitted for, received and clicked on via our Even Financial marketplace. If a customer has funded multiple secured personal loans or cash advances or received and clicked on multiple products via our Even Financial marketplace, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 10.4 million and 5.9 million as of June 30, 2022 and 2021, respectively.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as financial institutions and financial service providers. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,011 as of June 30, 2022, comprising 433 Product Partners and 578 Channel Partners. The number of Enterprise Partners prior to the Even Acquisition was not significant.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and cash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending and Instacash products and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $439 million and $237 million for the three months ended June 30, 2022 and 2021, respectively, and $847 million and $426 million for the six months ended June 30, 2022 and 2021, respectively. All originations were originated directly by MoneyLion.

Adjusted Revenue

Adjusted Revenue is defined as total revenue, net, plus amortization of loan origination costs less provision for loss on subscription receivables, provision for loss on fees receivables and revenue derived from phased out products. We believe that Adjusted Revenue provides a meaningful understanding of revenue from ongoing products and recurring revenue for comparability purposes. Adjusted Revenue is a non-GAAP measure and should not be viewed as a substitute for total revenue, net. Refer to the “— Non-GAAP Measures” section below for further discussion.

Our Adjusted Revenue is further broken into the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Consumer	$50,002	$34,183	$95,726	$65,672
Enterprise	34,055	2,271	54,808	3,267
Adjusted Revenue	$84,057	$36,453	$150,534	$68,939

This breakdown of Adjusted Revenue across the categories of consumer revenue and enterprise revenue helps provide our management with a better understanding of Adjusted Revenue by type and may help to inform strategic pricing and resource allocations across our products.

Adjusted Gross Profit and Adjusted EBITDA

Adjusted Gross Profit is defined as gross profit less revenue derived from phased out products. Adjusted EBITDA is defined as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrants, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, stock-based compensation and one-time expenses less origination financing cost of capital. We believe Adjusted Gross Profit and Adjusted EBITDA provide a meaningful understanding of an aspect of profitability based on our current product portfolio. These are non-GAAP measures and should not be viewed as a substitute for gross profit nor net income (loss). Refer to the “— Non-GAAP Measures” section below for further discussion.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Revenues

The following table is reference for the discussion that follows.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$50,768	$34,148	$16,620	48.7%	$97,162	$64,620	$32,542	50.4%
Net interest income on finance receivables	2,517	1,761	756	42.9%	5,085	3,423	1,662	48.6%
Total consumer revenues	53,285	35,909	17,376	48.4%	102,247	68,043	34,204	50.3%
Enterprise service revenues	34,055	2,271	31,784	1,399.6%	54,807	3,267	51,540	1,577.6%
Total revenue, net	$87,340	$38,180	$49,160	128.8%	$157,054	$71,310	$85,744	120.2%

We generate revenues primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Total revenues increased by $49.2 million, or 128.8%, to $87.3 million for the three months ended June 30, 2022, as compared to $38.2 million for the same period in 2021.

Total revenues increased by $85.7 million, or 120.2%, to $157.1 million for the six months ended June 30, 2022, as compared to $71.3 million for the same period in 2021.

Service and subscription fees

Service and subscription fees increased by $16.6 million, or 48.7%, to $50.8 million for the three months ended June 30, 2022, as compared to $34.1 million for the same period in 2021. The increase in service and subscription fees were driven by increases in fee income related to instant transfer fees and tips from Instacash of $16.4 million driven by the growth of Instacash advances, across both existing and new customers, and an increase in subscription fees of $0.6 million due to an increased number of customers using the Credit Builder Plus membership program. These increases were partially offset by decreases in fee income related to interchange, cardholder and administration fees from our bank and investment accounts of $0.4 million driven by lower payment volume.

Service and subscription fees increased by $32.5 million, or 50.4%, to $97.2 million for the six months ended June 30, 2022, as compared to $64.6 million for the same period in 2021. The increase in service and subscription fees were driven by increases in fee income related to instant transfer fees and tips from Instacash of $31.8 million driven by the growth of Instacash advances, across both existing and new customers, and an increase in subscription fees of $2.0 million due to an increased number of customers using the Credit Builder Plus membership program. These increases were partially offset by decreases in fee income related to interchange, cardholder and administration fees from our bank and investment accounts of $1.2 million driven by lower payment volume.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Plus loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $0.8 million, or 42.9%, to $2.5 million for the three months ended June 30, 2022, as compared to $1.8 million for the same period in 2021. The increase in net interest income on finance receivables was driven by the historical origination growth on our Credit Builder Plus loan program across both existing and new customers. The amortization of loan origination costs decreased by $0.4 million to $0.1 million for the three months ended June 30, 2022, as compared to $0.5 million for the same period in 2021.

Net interest income on finance receivables increased by $1.7 million, or 48.6%, to $5.1 million for the six months ended June 30, 2022, as compared to $3.4 million for the same period in 2021. The increase in net interest income on finance receivables was driven the historical origination growth on our Credit Builder Plus loan program across both existing and new customers. The amortization of loan origination costs decreased by $0.1 million to $0.5 million for the six months ended June 30, 2022, as compared to $0.6 million for the same period in 2021.

Enterprise service revenues

Enterprise service revenues increased by $31.8 million, or 1399.6%, to $34.1 million for the three months ended June 30, 2022, as compared to $2.3 million for the same period in 2021. This increase was primarily attributable to the acquisitions of Even Financial and MALKA, which significantly expanded the Company’s affiliate marketing platform, number of Enterprise Partners and digital media and content production services.

Enterprise service revenues increased by $51.5 million, or 1,577.6%, to $54.8 million for the six months ended June 30, 2022, as compared to $3.3 million for the same period in 2021. This increase was primarily attributable to the acquisitions of Even Financial and MALKA, which significantly expanded the Company’s affiliate marketing platform, number of Enterprise Partners and digital media and content production services.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	26,981	15,698	11,283	71.9%	50,025	21,406	28,619	133.7%
Compensation and benefits	26,498	8,172	18,326	224.3%	48,541	15,229	33,312	218.7%
Marketing	9,477	9,166	311	3.4%	20,893	13,529	7,364	54.4%
Direct costs	29,386	10,543	18,843	178.7%	50,590	20,446	30,144	147.4%
Professional services	6,652	4,451	2,201	49.4%	13,940	8,037	5,903	73.4%
Technology-related costs	5,409	2,257	3,152	139.7%	9,914	4,456	5,458	122.5%
Other operating expenses	9,842	1,275	8,567	671.9%	20,611	2,357	18,254	774.5%
Total operating expenses	114,245	51,562	62,683	121.6%	214,514	85,460	129,054	151.0%

Other (expense) income
Interest expense	(7,584)	(1,849)	(5,735)	310.2%	(13,758)	(3,320)	(10,438)	314.4%
Change in fair value of warrant liability	2,951	(17,586)	20,537	nm	6,861	(48,816)	55,677	nm
Change in fair value of subordinated convertible notes	-	(9,622)	9,622	nm	-	(49,561)	49,561	nm
Change in fair value of contingent consideration from mergers and acquisitions	8,480	-	8,480	nm	3,820	-	3,820	nm
Other income (expense)	9	3,243	(3,234)	-99.7%	(907)	3,270	(4,177)	nm
Total other (expense) income	3,856	(25,814)	29,670	nm	(3,984)	(98,427)	94,443	-96.0%

Income tax (benefit) expense	16	17	(1)	-5.9%	(28,401)	42	(28,443)	nm

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

Provision for credit losses on consumer receivables increased by $11.3 million, or 71.9%, to $27.0 million for the three months ended June 30, 2022, as compared to $15.7 million for the same period in 2021. This increase resulted primarily from an increase to provision related to Instacash advance receivables of $9.0 million, Instacash instant transfer fees and tips of $0.9 million and Credit Builder Plus loan receivables of $0.9 million, evidenced by the increase in Total Originations from approximately $237 million for the three months ended June 30, 2021 compared to approximately $439 million for the same period in 2022. Provision related to subscription fees increased by $0.3 million. Related to the ML Plus loans, a legacy product we transitioned from in the second quarter of 2020, the provision decreased by $0.2 million.

Provision for credit losses on consumer receivables increased by $28.6 million, or 133.7%, to $50.0 million for the six months ended June 30, 2022, as compared to $21.4 million for the same period in 2021. This increase resulted primarily from an increase to provision related to Instacash advance receivables of $21.4 million, Instacash instant transfer fees and tips of $2.3 million and Credit Builder Plus loan receivables of $2.6 million, evidenced by the increase in Total Originations from approximately $426 million for the six months ended June 30, 2021 compared to approximately $847 million for the same period in 2022. Provision related to subscription fees increased by $1.6 million. Related to the ML Plus loans, a legacy product we transitioned from in the second quarter of 2020, the provision decreased by $0.6 million.

Compensation and benefits

Compensation and benefits increased by $18.3 million, or 224.3%, to $26.5 million for the three months ended June 30, 2022, as compared to $8.2 million for the same period in 2021. This increase was driven primarily by $9.6 million of additional compensation and benefits expenses related to Even Financial and MALKA, a $3.8 million increase related to increased headcount, an increase in stock-based compensation of $3.9 million, a $0.7 million increase related to the amortization of salaries related to origination expenses done in the second quarter of 2021 and $0.4 million related to severance costs taken in the second quarter of 2022.

Compensation and benefits increased by $33.3 million, or 218.7%, to $48.5 million for the six months ended June 30, 2022, as compared to $15.2 million for the same period in 2021. This increase was driven primarily by $16.5 million of additional compensation and benefits expenses related to Even Financial and MALKA, a $8.6 million increase related to increased headcount, an increase in stock-based compensation of $6.6 million, a $1.0 million increase related to the amortization of salaries related to origination expenses done in 2021 and $0.7 million related to severance costs taken in 2022.

Marketing

Marketing increased by $0.3 million, or 3.4%, to $9.5 million for the three months ended June 30, 2022, as compared to $9.2 million for the same period in 2021. This increase resulted primarily from a $2.0 million increase in costs for marketing-related activities, partially offset by a $1.7 million decrease in costs related to advertising through digital platforms.

Marketing increased by $7.4 million, or 54.4%, to $20.9 million for the six months ended June 30, 2022, as compared to $13.5 million for the same period in 2021. This increase resulted primarily from an increase in costs related for marketing-related activities of $8.6 million, partially offset by a $1.2 million decrease in costs related to advertising through digital platforms.

Direct costs

Direct costs increased by $18.8 million, or 178.7%, to $29.4 million for the three months ended June 30, 2022, as compared to $10.5 million for the same period in 2021. The increase was primarily driven by $19.1 million of direct costs related to Even Financial and MALKA, an increase in payment processing fees of $1.0 million and underwriting expenses of $0.5 million, driven by growth in Total Originations and Total Customers, partially offset by a $2.1 million decrease in costs related to our bank account offering.

Direct costs increased by $30.1 million, or 147.4%, to $50.6 million for the six months ended June 30, 2022, as compared to $20.4 million for the same period in 2021. The increase was primarily driven by $29.6 million of direct costs related to Even Financial and MALKA, an increase in payment processing fees of $3.2 million and underwriting expenses of $1.1 million, driven by growth in Total Originations and Total Customers, partially offset by a $4.2 million decrease in costs related to our bank account offering.

Professional services

Professional services increased by $2.2 million, or 49.4%, to $6.7 million for the three months ended June 30, 2022, as compared to $4.5 million for the same period in 2021. This increase resulted primarily from an increase in professional costs related to Even Financial and MALKA of $1.4 million and other consulting costs of $0.6 million to help support business growth.

Professional services increased by $5.9 million, or 73.4%, to $13.9 million for the six months ended June 30, 2022, as compared to $8.0 million for the same period in 2021. This increase resulted primarily from an increase in professional costs related to Even Financial and MALKA of $2.3 million, legal services of $1.3 million and other consulting costs of $1.5 million to help support our public reporting requirements and business growth.

Technology-related costs

Technology-related costs increased by $3.2 million, or 139.7%, to $5.4 million for the three months ended June 30, 2022, as compared to $2.3 million for the same period in 2021. This increase resulted primarily from an increase in software licenses and subscriptions of $1.4 million, depreciation and amortization related to equipment and software of $1.0 million and costs related to other technology services of $0.7 million.

Technology-related costs increased by $5.5 million, or 122.5%, to $9.9 million for the six months ended June 30, 2022, as compared to $4.5 million for the same period in 2021. This increase resulted primarily from an increase in software licenses and subscriptions of $2.8 million, depreciation and amortization related to equipment and software of $1.5 million and costs related to other technology services of $1.1 million.

Other operating expenses

Other operating expenses increased by $8.6 million, or 671.9%, to $9.8 million for the three months ended June 30, 2022, as compared to $1.3 million for the same period in 2021. The increase was driven by $4.5 million of intangible amortization expenses attributable to the acquisitions of Even Financial and MALKA, $2.0 million of insurance-related expenses, $1.5 million of additional expenses as a result of the acquisitions of Even Financial and MALKA and an increase in other general operating expenses of $0.5 million.

Other operating expenses increased by $18.3 million, or 774.5%, to $20.6 million for the six months ended June 30, 2022, as compared to $2.4 million for the same period in 2021. The increase was driven by $6.9 million of intangible amortization expenses attributable to the acquisitions of Even Financial and MALKA, $4.1 million of insurance-related expenses, $2.8 million of additional expenses as a result of the acquisitions of Even Financial and MALKA and an increase in a reserve for costs related to ongoing legal matters of $1.5 million and other general operating expenses of $2.9 million.

Our other (expense) income consists of the following:

Interest expense

Interest expense increased by $5.7 million, or 310.2%, to $7.6 million for the three months ended June 30, 2022, as compared to $1.8 million for the same period in 2021. This increase resulted from an increase in average debt outstanding during the three months ended June 30, 2022 compared to the same period in 2021. See Part I, Item 1 “Financial Statements — Debt” for more information.

Interest expense increased by $10.4 million, or 314.4%, to $13.8 million for the six months ended June 30, 2022, as compared to $3.3 million for the same period in 2021. This increase resulted from an increase in average debt outstanding during the six months ended June 30, 2022 compared to the same period in 2021. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was a benefit of $3.0 million for the three months ended June 30, 2022, as compared to an expense of $17.6 million for the same period in 2021. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of warrant liability was a benefit of $6.9 million for the six months ended June 30, 2022, as compared to an expense of $48.8 million for the same period in 2021. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of subordinated convertible notes

Change in fair value of subordinated convertible notes had no expense for the three and six months ended June 30, 2022 compared to an expense of $9.6 million and $49.6 million for the three and six months ended June 30, 2021, respectively. There was no activity for the three and six months ended June 30, 2022 because the subordinated convertible notes were converted into common stock immediately prior to the Business Combination Closing in September 2021; the noteholders subsequently received shares of MoneyLion Class A Common Stock upon the Business Combination Closing.

Change in fair value of contingent consideration from mergers and acquisitions

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $8.5 million for the three months ended June 30, 2022, as compared to zero for the same period in 2021. No contingent consideration from mergers and acquisitions was outstanding for the three months ended June 30, 2021.

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $3.8 million for the six months ended June 30, 2022, as compared to zero for the same period in 2021. No contingent consideration from mergers and acquisitions was outstanding for the six months ended June 30, 2021.

Other income (expense)

Other income decreased by $3.2 million to other income of $0.0 million for the three months ended June 30, 2022, as compared to $3.2 million for the same period in 2021. The majority of other income in the three months ended June 30, 2021 related to a gain from the forgiveness of U.S. Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") loans of $3.2 million as the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP loan.

Other expense increased by $4.2 million to other expense of $0.9 million for the six months ended June 30, 2022, as compared to other income of $3.3 million for the same period in 2021. The majority of other expense in the six months ended June 30, 2022 was related to expenses from debt transactions during the period. The majority of other income in the six months ended June 30, 2021 related to a gain from the forgiveness of SBA’s PPP loans of $3.2 million as the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP loan.

Income tax (benefit) expense

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the significant income tax benefit recorded during the six months ended June 30, 2022.

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

•
are widely used by investors to measure a company’s operating performance;
•
are metrics used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•
are used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

The reconciliation of total revenue, net to Adjusted Revenue for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Total revenues, net	$87,340	$38,180	$157,054	$71,310
Add back:
Amortization of loan origination costs[1]	143	495	467	575
Less:
Provision for credit losses on receivables - subscription receivables[2]	(1,221)	(945)	(2,762)	(1,179)
Provision for credit losses on receivables - fees receivables[3]	(2,204)	(1,277)	(4,205)	(1,892)
Revenue derived from products that have been phased out[4]	(1)	1	(21)	125
Adjusted Revenue	$84,057	$36,453	$150,534	$68,939

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
(4)
Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and service and subscription fees, respectively. Revenue from unsecured personal loans was $0.0 and $(0.0) million for the three months ended June 30, 2022 and 2021, respectively, and $0.0 and $(0.1) million for the six months ended June 30, 2022 and 2021, respectively.

The reconciliation of gross profit, which is prepared in accordance with U.S. GAAP, to Adjusted Gross Profit for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Total revenue, net	$87,340	$38,180	$157,054	$71,310
Less:
Cost of Sales
Direct costs	(29,386)	(10,543)	(50,590)	(20,446)
Provision for credit losses on receivables - subscription receivables[1]	(1,221)	(945)	(2,762)	(1,179)
Provision for credit losses on receivables - fees receivables[2]	(2,204)	(1,277)	(4,205)	(1,892)
Technology related costs	(2,525)	(1,454)	(4,986)	(2,860)
Professional services	(1,129)	(741)	(2,185)	(1,482)
Compensation and benefits	(2,657)	(905)	(3,671)	(1,791)
Other operating expenses	(118)	(59)	(222)	(109)
Gross Profit	$48,100	$22,255	$88,433	$41,549
Less:
Revenue derived from products that have been phased out[3]	(1)	1	(21)	125
Adjusted Gross Profit	$48,099	$22,256	$88,412	$41,674

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

(3)
Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and service and subscription fees, respectively. Revenue from unsecured personal loans was $0.0 and $(0.0) million for the three months ended June 30, 2022 and 2021, respectively, and $0.0 and $(0.1) million for the six months ended June 30, 2022 and 2021, respectively.

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income (loss)	$(23,065)	$(39,213)	$(33,043)	$(112,619)
Add back:
Interest related to corporate debt[1]	2,653	1,849	4,040	3,320
Income tax expense (benefit)	16	17	(28,401)	42
Depreciation and amortization expense	6,006	502	9,427	1,016
Changes in fair value of warrant liability	(2,951)	17,586	(6,861)	48,816
Changes in fair value of subordinated convertible notes	-	9,622	-	49,561
Change in fair value of contingent consideration from mergers and acquisitions	(8,480)	-	(3,820)	-
Stock-based compensation expense	5,248	1,321	8,516	1,839
One-time expenses[2]	2,042	(2,198)	6,819	(936)
Less:
Origination financing cost of capital[3]	-	(3,077)	-	(5,844)
Adjusted EBITDA	$(18,531)	$(13,590)	$(43,322)	$(14,804)

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

Changes in Financial Condition to June 30, 2022 from December 31, 2021

	June 30,	December 31,	Change
	2022	2021	$	%
Assets
Cash and restricted cash	$217,220	$246,224	$(29,004)	-11.8%
Consumer receivables	156,477	153,741	2,736	1.8%
Allowance for credit losses on consumer receivables	(23,124)	(22,323)	(801)	3.6%
Consumer receivables, net	133,353	131,418	1,935	1.5%
Enterprise receivables	17,517	6,002	11,515	191.9%
Property and equipment, net	2,045	1,801	244	13.5%
Goodwill and intangible assets, net	370,904	77,665	293,239	377.6%
Other assets	42,608	28,428	14,180	49.9%
Total assets	$783,647	$491,538	$292,109	59.4%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	241,280	186,591	54,689	29.3%
Accounts payable and accrued liabilities	50,242	36,868	13,374	36.3%
Warrant liability	1,399	8,260	(6,861)	-83.1%
Other liabilities	76,795	38,135	38,660	101.4%
Total liabilities	369,716	269,854	99,862	37.0%
Redeemable convertible preferred stock (Series A)	193,647	-	193,647	nm
Stockholders' equity:
Common Stock	24	23	1	4.3%
Additional paid-in capital	731,916	701,234	30,682	4.4%
Accumulated deficit	(501,956)	(469,873)	(32,083)	6.8%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	220,284	221,684	(1,400)	-0.6%
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$783,647	$491,538	$292,109	59.4%

Assets

Cash and restricted cash

Cash and restricted cash decreased by $29.0 million, or 11.8%, to $217.2 million as of June 30, 2022, as compared to $246.2 million as of December 31, 2021. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $1.9 million, or 1.5%, to $133.4 million as of June 30, 2022, as compared to $131.4 million as of December 31, 2021. The increase in Instacash receivables from December 31, 2021 to June 30, 2022 was mostly offset by a decrease in loan receivables.

Enterprise receivables

Enterprise receivables increased by $11.5 million, or 191.9%, to $17.5 million as of June 30, 2022, as compared to $6.0 million as of December 31, 2021. This increase was primarily attributable to the acquisition of Even Financial, which significantly expanded the Company’s affiliate marketing platform and number of Enterprise Partners.

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased by $293.2 million, or 377.6%, to $370.9 million as of June 30, 2022, as compared to $77.7 million as of December 31, 2021. This increase was attributable to the Even Acquisition, which closed in the first quarter of 2022.

Other assets

Other assets increased by $14.2 million, or 49.9%, to $42.6 million as of June 30, 2022, as compared to $28.4 million as of December 31, 2021. This was primarily attributable to the new lease accounting standard adopted during the first quarter of 2022, which resulted in an operating lease right-of-use asset of $9.3 million as of June 30, 2022, and an increase in the receivable from payment processors.

Liabilities

Debt agreements

Debt agreements increased by $54.7 million, or 29.3%, to $241.3 million as of June 30, 2022, as compared to $186.6 million as of December 31, 2021. Refer to the Part I, Item 1 “Financial Statements — Debt” for further discussion of financing transactions.

Accounts payable and accrued expenses

Accounts payable and accrued expenses increased by $13.4 million, or 36.3%, to $50.2 million as of June 30, 2022, as compared to $36.9 million as of December 31, 2021, which was primarily attributable to new accounts payable and accruals of $15.7 million associated with Even Financial, which the Company acquired during the first quarter of 2022, which was partially offset by a reduction in transaction costs payable related to the Business Combination which were outstanding as of December 31, 2021.

Warrant liability

Warrant liability decreased by $6.9 million, or 83.1%, to $1.4 million as of June 30, 2022, as compared to $8.3 million as of December 31, 2021. Refer to the “— Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities increased by $38.7 million, or 101.4%, to $76.8 million as of June 30, 2022, as compared to $38.1 million as of December 31, 2021. The increase was primarily attributable to an increase in liabilities related to contingent consideration from mergers and acquisitions of $30.4 million primarily related to the Even Acquisition and an increase from the new lease accounting standard adopted during the first quarter of 2022, which resulted in an operating lease liability of $9.7 million as of June 30, 2022.

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

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through IIA until the end of the fourth quarter of 2021. Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. As of June 30, 2022, there was an outstanding principal balance of $83.0 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $73.0 million under the ROAR 2 SPV Credit Facility. See Part I, Item 1 “Financial Statements — Variable Interest Entities” for more information on the ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility.

The following table presents the Company’s cash, restricted cash and receivable from payment processor, as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Cash	$154,059	$201,763
Restricted cash	63,161	44,461
Receivable from payment processor	$23,303	$18,576

Cash Flows

The following table presents net change in cash and restricted cash from operating, investing and financing activities during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(9,510)	$4,591
Net cash used in investing activities	(73,543)	(52,564)
Net cash provided by financing activities	54,049	58,823
Net change in cash and restricted cash	$(29,004)	$10,850

Operating Activities

Net cash used in operating activities was $9.5 million for the six months ended June 30, 2022 compared to net cash provided by operating activities of $4.6 million for the six months ended June 30, 2021. This was primarily driven by changes in working capital and a decrease in profitability, after adjusting for non-cash activity included in our net loss, of approximately $7.9 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily as the result of increases in operating expenses and interest expense, which were partially offset by increases in net revenues.

Investing Activities

Net cash used in investing activities was $73.5 million for the six months ended June 30, 2022 compared to net cash used in investing activities of $52.6 million for the six months ended June 30, 2021. The increase in cash used in investing activities was primarily related to $18.6 million spent on the Even Acquisition, net of cash received, during the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was $54.0 million for the six months ended June 30, 2022 compared to net cash provided by financing activities of $58.8 million for the six months ended June 30, 2021. The decrease in cash provided by financing activities was primarily attributable to the lack of net proceeds from IIA during the six months ended June 30, 2022 compared to 2021, which was partially offset by an increase in net proceeds from debt during the same period.

Financing Arrangements

Refer to the Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of June 30, 2022:

	Total	Remainder 2022	2023 – 2024	2025 – 2026	Thereafter
Monroe Term Loans	90,000	—	20,000	70,000	—
ROAR 1 SPV Credit Facility	83,000	—	—	83,000	—
ROAR 2 SPV Credit Facility	73,000	—	—	73,000	—
Operating lease obligations	13,852	1,424	6,866	3,890	1,672
Vender unconditional purchase obligations	39,622	—	14,122	17,000	8,500
Total	$299,474	$1,424	$40,988	$246,890	$10,172

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

Off-Balance Sheet Arrangements

At June 30, 2022, the Company did not have any material off-balance sheet arrangements.

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

Certain of our funding arrangements, and future funding arrangements may, bear a variable interest rate. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of June 30, 2022, would result in an approximately $0.9 million impact to annual interest expense.

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

•
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
•
the failure to include the impact of dilutive securities in the calculation of diluted net income per share for the three months ended September 30, 2021.

Further information about the Q3 2021 Restatement is described in the Q3 10-Q/A, filed with the SEC on March 10, 2022.

Restatement of FY 2021 and Q1 2022 Financial Statements

On August 11, 2022, the Company filed (a) Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “FY 2021 10-K/A”) in order to restate (the “FY 2021 Restatement”) the financial statements and related financial information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 17, 2022, and (b) Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2022 (the “Q1 2022 10-Q/A”) in order to restate (the “Q1 2022 Restatement” and together with the Q3 2021 Restatement and the FY 2021 Restatement, the “Restatements”) the financial statements and related financial information contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, originally filed with the SEC on May 16, 2022, in each case arising from the manner in which the Company classified and accounted for the make-whole provision (the “Make-Whole Provision”) relating to certain MoneyLion Class A Common Stock consideration paid and payable to the sellers of MALKA in connection with the MALKA Acquisition, as the Make-Whole Provision should have been classified as a liability within the scope of Accounting Standards Codification 480, Distinguishing Liabilities from Equity, as of the closing date of the MALKA Acquisition, with subsequent changes in the fair value of such liability recorded in the consolidated statement of operations under change in fair value of contingent consideration from mergers and acquisitions. Further information about the FY 2021 Restatement and the Q1 2022 Restatement is described in the FY 2021 10-K/A and Q1 2022 10-Q/A, respectively, each filed with the SEC on August 11, 2022.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, in light of the Restatements, as well as the related material weakness identified in connection therewith, our disclosure controls and procedures were not effective as of June 30, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our ongoing remediation efforts.

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

In light of the errors resulting in the Restatements as described above, we intend to re-evaluate the design of, and validate, our internal controls to ensure that they appropriately address changes in our business that could impact our system of internal controls, review our current processes and procedures to identify potential control design enhancements to ensure that our financial reporting is complete and accurate and develop a monitoring protocol to enable management to validate the operating effectiveness of key controls over financial reporting. We believe that these actions will ultimately be effective in remediating the material weakness we have identified and will continue to evaluate our remediation efforts and report regularly to the Audit Committee of MoneyLion’s board of directors on the progress and results of our remediation plan. We intend to complete the remediation by March 31, 2023, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and could materially and adversely impact our business, financial condition, operating results and cash flows. See “Risk Factors — Risks Relating to Legal and Regulatory Matters — Unfavorable outcomes in legal proceedings may harm our business and results of operations” in the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed with the SEC on August 11, 2022, for more information.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed with the SEC on August 11, 2022, other than as set forth below. In addition, we may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Any failure of Even Financial’s platform to effectively match consumers from Even Financial’s Channel Partners with financial product offerings from its Product Partners or any reduced marketing spend by such Product Partners on Even Financial’s platform could have a material adverse effect on Even Financial’s business, financial condition and results of operations.

Our subsidiary, Even Financial, utilizes its software platform to connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers through its platform. The success of Even Financial’s business is dependent in part on its relationships with its Channel Partners, through which it reaches a wide base of consumers, and its Product Partners, the financial institutions which provide consumers with financial product offerings. Even Financial has historically derived, and expects to continue to derive, the majority of its revenue through the delivery of qualified consumer inquiries, such as clicks, leads, and requests for offers for various financial products, to its Product Partners. Even Financial’s Product Partners may stop spending marketing funds on Even Financial’s platform if their investments do not generate converted customers for them. The failure of Even Financial’s software platform to effectively connect and match consumers from Even Financial’s Channel Partners with financial product offerings from its Product Partners in a manner that results in increased revenue for Even Financial’s Product Partners could have a material adverse impact on Even Financial’s ability to maintain or increase its revenue.

In addition, even if the Even Financial software platform effectively connects and matches consumers from Even Financial’s Channel Partners with advertisements for financial product offerings, Even Financial’s current Product Partners may not continue to place marketing spend or advertisements through Even Financial’s platform. For example, macroeconomic conditions such as an economic downturn or public health crises such as the COVID-19 pandemic have impacted and may continue to impact Product Partners’ spend in the short-term and potentially in the long-term. If any of Even Financial’s Product Partners do not continue to place marketing spend or advertising on Even Financial’s platform, Even Financial could experience a rapid decline in its revenue over a relatively short period of time. Any factors that limit the amount that Even Financial’s Product Partners are willing to, and do, spend on marketing or advertising with Even Financial could have a material adverse effect on Even Financial’s business, financial condition, operating results and cash flows.

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

Further, we are regulated by many state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by state governmental authorities. Our failure to comply with state licensing or other regulatory requirements as may be in effect from time to time could have a material adverse effect on us and our ability to conduct our business. For example, failure of our subsidiary, Even Financial, and its wholly-owned subsidiary, LeapLife Insurance Agency LLC (“LeapLife”), to obtain and maintain required state licenses for the brokerage of financial, insurance and other related products, including product-specific licenses relating to their lending, life insurance and mortgage businesses, could have a material adverse effect on the ability of Even Financial and LeapLife to conduct their business. Furthermore, if we expand the scope of our products or services or we operate in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.

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

Under the terms of our agreement with Zero Hash, we are not directly involved in any cryptocurrency transactions or the exchange of fiat funds for cryptocurrency at or through Zero Hash, and therefore, we do not currently expect to be subject to money services business, money transmitter licensing, or other licensing or regulatory requirements specific to transactions relating to virtual currencies. However, state and federal regulatory frameworks around virtual currencies continue to evolve and are subject to interpretation and change, which may subject us to additional licensing and other requirements. The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California, Indiana and Wisconsin, where Zero Hash relies upon licensing exemptions; (ii) Montana, which does not currently have a money transmitter licensing requirement; and (iii) Hawaii. The Zero Hash entities currently engage in crypto asset activities in all U.S. states and the District of Columbia except for Hawaii.

As MoneyLion is not directly involved in the custody, trading or pricing of any crypto assets and instead enables Zero Hash to offer its crypto asset services to MoneyLion Crypto customers, MoneyLion does not maintain insurance policies covering the crypto assets in which MoneyLion Crypto customers transact. In addition, while MoneyLion’s agreement with Zero Hash requires Zero Hash to indemnify us for, among other things, all liabilities, losses, expenses and costs arising out of, in connection with or relating to (a) Zero Hash’s failure to perform or comply with the provisions of the agreement, (b) Zero Hash’s cryptocurrency business and their provision of cryptocurrency transaction services, (c) any claims or disputes between Zero Hash and a customer with respect to the purchase and sale of cryptocurrency and (d) any failure by Zero Hash to comply with, or perform any action required by, applicable laws, rules and regulations, it does not require Zero Hash to indemnify us or MoneyLion Crypto customers for any risk of loss related to customers’ underlying crypto assets, nor does it require Zero Hash to maintain an insurance policy with respect to the crypto assets of MoneyLion Crypto customers custodied with Zero Hash. Zero Hash’s wallet technology provider, Fireblocks Inc. (“Fireblocks”), is SOC 2 Type II certified by Ernst & Young and undergoes a SOC 2 Type II review on an annual basis, as well as regular penetration testing by third-party firms to evaluate the Fireblocks security architecture. Fireblocks also maintains an insurance policy which has coverage for technology, cyberattacks and professional liability and is rated “A” by A.M. Best based on the strength of the policy. However, Zero Hash does not maintain separate insurance coverage for any risk of loss with respect to the digital assets that they custody on behalf of customers. As a result, customers who purchase cryptocurrencies through MoneyLion Crypto may suffer losses with respect to their digital assets that are not covered by insurance and for which no person is liable for damages and may have limited rights of legal recourse in the event of such loss. For additional information regarding our arrangement with Zero Hash, see “Business — Our Business Model” in the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-260254), filed with the SEC on July 1, 2022, for more information.

In the case of virtual currencies, state regulators such as the NYSDFS have created regulatory frameworks. For example, in July 2014, the NYSDFS proposed the first U.S. regulatory framework for licensing participants in virtual currency business activity. The regulations, known as the “BitLicense”, are intended to focus on consumer protection. The NYSDFS issued its final BitLicense regulatory framework in June 2015. The BitLicense regulates the conduct of businesses that are involved in virtual currencies in New York or with New York customers and prohibits any person or entity involved in such activity from conducting such activities without a license. Zero Hash LLC has received a BitLicense and was recently approved to conduct virtual currency business activity in New York; we are currently in the process of enabling New York on the MoneyLion Crypto platform and expect to be able to offer cryptocurrency-related products to our New York customers in the near future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2022, in connection with MoneyLion’s prior acquisition of MALKA, MoneyLion issued 4,878,337 restricted shares of MoneyLion Class A Common Stock in aggregate to Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former shareholders of MALKA, pursuant to the make-whole provisions of the Membership Interest Purchase Agreement governing the MALKA Acquisition.

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
10.1+

MoneyLion Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to MoneyLion Inc.'s Registration Statement on Form S-1 (File No. 333-260254), filed with the SEC on July 1, 2022).

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