Form 10-Q
period 2022-09-30
MONEYLION INC.
filed 2022-11-10
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 253,552,979 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of November 4, 2022.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2022

i

INTRODUCTORY NOTE

On September 22, 2021 (the “Business Combination Closing Date”), MoneyLion Inc., formerly known as Fusion Acquisition Corp. (“Fusion”), consummated a business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. (“Legacy MoneyLion”). Pursuant to the Agreement and Plan of Merger, dated as of February 11, 2021 and amended on June 28, 2021 and September 4, 2021 (the “Business Combination Merger Agreement”), by and among Fusion, ML Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Fusion (“Merger Sub”), and Legacy MoneyLion, immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Merger Agreement (the “Business Combination Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly-owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion Inc., continuing the existing business operations. MoneyLion’s Class A common stock, par value $0.0001 per share (the “MoneyLion Class A Common Stock”) is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ML.”

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

•
MoneyLion’s success in retaining or recruiting, or changing as required, its officers, key employees and directors, including its and MALKA’s ability to retain content creators;

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

•
MoneyLion’s ability to comply with laws and regulations applicable to its business and the outcome of any legal or governmental proceedings that are or may in the future be instituted against MoneyLion;

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
•
If MoneyLion fails to comply with the applicable requirements of its third-party partners, they could seek to suspend or terminate MoneyLion’s accounts, which could adversely affect MoneyLion’s business. The loss of third-party service providers, or the failure by a third-party service provider to comply with legal or regulatory requirements or otherwise perform its functions properly may adversely affect MoneyLion’s business.
•
If MALKA or Even Financial, MoneyLion’s wholly-owned subsidiaries, is unable to remain competitive or retain key clients, their respective business and results of operations and financial position may be adversely affected. Increases in the costs of content may have an adverse effect on MALKA’s and MoneyLion's business, financial condition and results of operations.
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
•
Systems defects, failures or disruptions, including events beyond MoneyLion’s control, and resulting interruptions in the availability of MoneyLion’s websites, applications, products or services, could harm MoneyLion’s business, harm its reputation, result in significant costs to MoneyLion, decrease MoneyLion’s potential profitability and expose it to substantial liability.
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
•
MoneyLion has in the past been, and continues to be, subject to inquiries, subpoenas, exams, pending investigations, enforcement matters and legal proceedings by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to MoneyLion’s business and results of operations.
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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Cash	$126,369	$201,763
Restricted cash, including amounts held by variable interest entities (VIEs) of $61,260 and $39,396	62,840	44,461
Consumer receivables	152,718	153,741
Allowance for credit losses on consumer receivables	(22,633)	(22,323)
Consumer receivables, net, including amounts held by VIEs of $101,981 and $92,796	130,085	131,418
Enterprise receivables	20,825	6,002
Property and equipment, net	2,896	1,801
Intangible assets, net	205,670	25,124
Goodwill	161,261	52,541
Other assets	48,854	28,428
Total assets	$758,800	$491,538
Liabilities and Stockholders' Equity
Liabilities:
Secured loans	$88,508	$43,591
Accounts payable and accrued liabilities	54,049	36,868
Warrant liability	985	8,260
Other debt, including amounts held by VIEs of $153,137 and $143,000	153,137	143,000
Other liabilities	60,051	38,135
Total liabilities	356,730	269,854
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 45,000,000 and 0 shares authorized as of September 30, 2022 and December 31, 2021, respectively, 25,655,579 shares issued and outstanding as of September 30, 2022 and 0 shares issued and outstanding as of December 31, 2021	173,142	—
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 254,337,896 and 253,367,896 issued and outstanding, respectively, as of September 30, 2022 and 231,452,448 and 230,482,448 issued and outstanding, respectively, as of December 31, 2021	25	23
Additional paid-in capital	761,576	701,234
Accumulated deficit	(522,973)	(469,873)
Treasury stock at cost, 970,000 shares at September 30, 2022 and December 31, 2021	(9,700)	(9,700)
Total stockholders' equity	228,928	221,684
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$758,800	$491,538

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Service and subscription revenue	$86,397	$41,923	$238,366	$109,810
Net interest income on loan receivables	2,351	2,294	7,436	5,717
Total revenue, net	88,748	44,217	245,802	115,527
Operating expenses
Provision for credit losses on consumer receivables	27,428	15,238	77,453	36,644
Compensation and benefits	25,619	15,471	74,160	30,700
Marketing	6,954	13,531	27,847	27,060
Direct costs	28,837	10,885	79,427	31,331
Professional services	7,546	4,678	21,486	12,715
Technology-related costs	5,327	1,498	15,241	5,954
Other operating expenses	11,209	8,261	31,820	10,618
Total operating expenses	112,920	69,562	327,434	155,022
Net loss before other (expense) income and income taxes	(24,172)	(25,345)	(81,632)	(39,495)
Interest expense	(7,880)	(1,627)	(21,638)	(4,947)
Change in fair value of warrant liability	414	(5,495)	7,275	(54,285)
Change in fair value of subordinated convertible notes	—	7,684	—	(41,877)
Change in fair value of contingent consideration from mergers and acquisitions	10,214	—	14,034	—
Other income (expense)	460	137	(447)	3,405
Net loss before income taxes	(20,964)	(24,646)	(82,408)	(137,199)
Income tax expense (benefit)	53	(1)	(28,348)	41
Net loss	(21,017)	(24,645)	(54,060)	(137,240)
Net income attributable to redeemable noncontrolling interests	—	(3,520)	—	(9,364)
(Accrual) / reversal of dividends on preferred stock	(1,688)	52,466	(4,892)	42,728
Net (loss) income attributable to common shareholders	$(22,705)	$24,301	$(58,952)	$(103,876)

Net (loss) income per share, basic(1)	$(0.09)	$0.39	$(0.25)	$(1.96)
Net (loss) income per share, diluted(1)	$(0.09)	$0.13	$(0.25)	$(1.96)
Weighted average shares used in computing net (loss) income per share, basic(1)	244,702,713	62,314,396	237,302,217	53,119,751
Weighted average shares used in computing net (loss) income per share, diluted(1)	244,702,713	219,114,088	237,302,217	53,119,751

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

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at July 1, 2022	28,693,931	$193,647	241,950,847	$24	$731,916	$(501,956)	$(9,700)	$220,284
Stock-based compensation	—	—	—	—	5,127	—	—	5,127
Exercise of stock options and warrants and vesting of RSUs	—	—	2,220,476	—	440	—	—	440
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	6,196,031	1	5,531	—	—	5,532
Issuance of options and preferred stock in connection with Even Acquisition, net working capital adjustments	(37,810)	(255)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(3,000,542)	(20,250)	3,000,542	—	20,250	—	—	20,250
Accrued dividends on preferred stock	—	—	—	—	(1,688)	—	—	(1,688)
Net loss	—	—	—	—	—	(21,017)	—	(21,017)
Balances at September 30, 2022	25,655,579	$173,142	253,367,896	$25	$761,576	$(522,973)	$(9,700)	$228,928

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at January 1, 2022	—	$—	230,482,448	$23	$701,234	$(469,873)	$(9,700)	$221,684
Stock-based compensation	—	—	—	—	13,643	—	—	13,643
Exercise of stock options and warrants and vesting of RSUs	—	—	4,642,830	—	1,217	—	—	1,217
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	15,242,076	2	22,248	—	—	22,250
Issuance of options and preferred stock in connection with Even Acquisition, net working capital adjustments	28,656,121	193,392	—	—	8,963	—	—	8,963
Conversion of preferred stock to common stock	(3,000,542)	(20,250)	3,000,542	—	20,250	—	—	20,250
Accrued dividends on preferred stock	—	—	—	—	(4,892)	—	—	(4,892)
Other	—	—	—	—	(1,087)	960	—	(127)
Net loss	—	—	—	—	—	(54,060)	—	(54,060)
Balances at September 30, 2022	25,655,579	$173,142	253,367,896	$25	$761,576	$(522,973)	$(9,700)	$228,928

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible		Redeemable						Total
	Preferred Stock (All Series)		Noncontrolling	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares (1)	Amount	Interests	Shares (1)	Amount	Paid-in Capital	Deficit	Stock	(Deficit) Equity
Balances at July 1, 2021	116,264,374	$298,010	$101,157	48,658,573	$5	$—	$(453,805)	$(1,000)	$(454,800)
Stock-based compensation	—	—	—	—	—	586	—	—	586
Exercise of stock options and warrants	—	—	—	820	—	-	—	—	-
Accrued dividends on redeemable convertible preferred stock	—	4,465	—	—	—	(516)	(3,949)	—	(4,465)
Preferred stock conversion	(116,264,374)	(302,475)	—	116,264,374	12	250,761	51,702	—	302,475
Reverse capitalization on September 22, 2021	—	-	—	62,223,940	6	438,178	—	1,000	439,184
Redemption of common stock	—	-	—	(970,000)	—	—	—	(9,700)	(9,700)
Redemption of stock options	—	-	—	—	—	(12,741)	—	—	(12,741)
Contributions from redeemable noncontrolling interests	—	—	22,000	—	—	—	—	—	—
Redemptions by redeemable noncontrolling interests	—	—	(500)	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	—	—	(2,628)	—	—	—	—	—	—
Net income (loss)	—	—	3,520	—	—	—	(28,165)	—	(28,165)
Balances at September 30, 2021	—	$—	$123,549	226,177,707	$23	$676,268	$(434,217)	$(9,700)	$232,374

	Redeemable Convertible		Redeemable						Total
	Preferred Stock (All Series)		Noncontrolling	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares (1)	Amount	Interests	Shares (1)	Amount	Paid-in Capital	Deficit	Stock	(Deficit) Equity
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$5	$—	$(327,629)	$(1,000)	$(328,624)
Stock-based compensation	—	—	—	—	—	2,425	—	—	2,425
Exercise of stock options and warrants	—	—	—	788,673	—	251	—	—	251
Accrued dividends on redeemable convertible preferred stock	—	14,292	—	—	—	(2,606)	(11,686)	—	(14,292)
Preferred stock conversion	(116,264,374)	(302,475)	—	116,264,374	12	250,761	51,702	—	302,475
Reverse capitalization on September 22, 2021	—	—	—	62,223,940	6	438,178	—	1,000	439,184
Redemption of common stock	—	—	—	(970,000)	—	—	—	(9,700)	(9,700)
Redemption of stock options	—	—	—	—	—	(12,741)	—	—	(12,741)
Contributions from redeemable noncontrolling interests	—	—	53,000	—	—	—	—	—	—
Redemptions by redeemable noncontrolling interests	—	—	(3,556)	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	—	—	(7,111)	—	—	—	—	—	—
Net income (loss)	—	—	9,364	—	—	—	(146,604)	—	(146,604)
Balances at September 30, 2021	—	$—	$123,549	226,177,707	$23	$676,268	$(434,217)	$(9,700)	$232,374

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,060)	$(137,240)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses on consumer receivables	77,453	36,644
Depreciation and amortization expense	15,584	1,502
Change in deferred fees and costs, net	1,405	2,847
Change in fair value of warrants	(7,275)	54,285
Change in fair value of subordinated convertible notes	—	41,877
Change in fair value of contingent consideration from mergers and acquisitions	(14,034)	—
Gain on loan forgiveness	—	(3,207)
Gains on foreign currency translation	(209)	(178)
Expenses related to debt modification and prepayments	730	—
Stock compensation expense	13,643	2,425
Deferred income taxes	(28,442)	—
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	87	481
Enterprise receivables	(4,960)	243
Other assets	(9,104)	(15,449)
Accounts payable and accrued liabilities	3,113	6,278
Other liabilities	(3,827)	7,430
Net cash used in operating activities	(9,896)	(2,062)
Cash flows from investing activities:
Net originations and collections of finance receivables	(76,559)	(90,861)
Purchase of property, equipment and software	(6,464)	(354)
Acquisition of Even Financial, net of cash acquired	(18,584)	—
Net cash used in investing activities	(101,607)	(91,215)
Cash flows from financing activities:
Repayments to secured/senior lenders	(24,029)	(556)
Repayment of related party loan	—	(5,000)
Fees related to debt prepayment	(375)	—
Proceeds from special purpose vehicle credit facilities	10,000	—
Proceeds from issuance of subordinated convertible notes	—	36,750
Borrowings from secured lenders	69,300	20,000
Payment of deferred financing costs	(1,625)	(2,147)
Redemption of founder’s common stock	—	(9,700)
Payment of redeemed stock options	—	(10,651)
Proceeds from issuance of common stock related to exercise of stock options and warrants	1,217	265
Proceeds from reverse capitalization, net of transaction costs	—	301,062
Contributions from redeemable noncontrolling interests	—	53,000
Redemptions by redeemable noncontrolling interests	—	(4,556)
Distributions to noncontrolling interests	—	(7,115)
Net cash provided by financing activities	54,488	371,352
Net change in cash and restricted cash	(57,015)	278,075
Cash and restricted cash, beginning of period	246,224	20,927
Cash and restricted cash, end of period	$189,209	$299,002

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,777	$2,878
Accrued redemptions by redeemable noncontrolling interests	$—	$500

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$20,250	$302,475
Issuance of common stock related to convertible debt	$—	$92,627
Issuance of common stock related to warrants exercised	$—	$85,502
Acquisition of public and private warrants	$—	$29,466
Accrued dividends on preferred stock	$4,892	$—
Lease liabilities incurred in exchange for operating right-of-use assets	$7,568	$—
Contingent consideration issued related to mergers and acquisitions	$45,336	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On September 22, 2021 (the “Business Combination Closing Date”), MoneyLion Inc., formerly known as Fusion Acquisition Corp. (prior to the Business Combination Closing Date, “Fusion” and after the Business Combination Closing Date, “MoneyLion” or the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 11, 2021 and amended on June 28, 2021 and September 4, 2021 (the “Business Combination Merger Agreement”), by and among Fusion, ML Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Fusion (“Merger Sub”), and MoneyLion Technologies Inc., formerly known as MoneyLion Inc. (prior to the Business Combination Closing Date, “MoneyLion” or the “Company”, and after the Business Combination Closing Date, “Legacy MoneyLion”), a Delaware corporation.

Pursuant to the terms of the Business Combination Merger Agreement, immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Merger Agreement (the “Business Combination Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion, continuing the existing business operations. MoneyLion’s Class A common stock, par value $0.0001 per share (the “MoneyLion Class A Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ML.”

On February 11, 2021, concurrently with the execution of the Business Combination Merger Agreement, Fusion entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, Fusion agreed to issue and sell in private placements an aggregate of 25,000,000 shares (“PIPE Shares”) of MoneyLion Class A Common Stock to the PIPE Investors for $10.00 per share, for an aggregate commitment amount of $250,000 (the “PIPE Financing”). Pursuant to the Subscription Agreements, Fusion gave certain re-sale registration rights to the PIPE Investors with respect to the PIPE Shares. The PIPE Financing was consummated substantially concurrently with the Business Combination Closing.

MoneyLion was founded in 2013 and is headquartered in New York, New York. MoneyLion provides consumers a full suite of financial and non-financial solutions, bundling proprietary, low-cost financial products with products that are offered through its marketplace and network affiliate partners. MoneyLion engages and educates its customers with daily, money-related and money-adjacent content, delivered through a personalized feed. MoneyLion provides tools for customers to easily manage their spending and saving goals through its digital banking and automated investing solutions and provides customers immediate access to innovative lending or earned income advance products and credit improvement programs. MoneyLion also leverages its distinct data, technology and network advantages to deliver leading embedded finance marketplace solutions for its Enterprise Partners (as defined herein), allowing them to better connect with existing end-users and reach new potential end-users, complemented by advertising services and digital media and content production services custom designed to promote Enterprise Partners’ products and services.

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

On February 17, 2022, MoneyLion acquired Even Financial Inc. (“Even Financial”). Even Financial utilizes its software platform to connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers through its platform. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, bridging Product Partners and Channel Partners (each as defined herein) via its application programming interface (“API”) and embedded finance marketplaces. The acquisition strengthens MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s network includes over 400 Product Partners and 550 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings, and insurance products. The acquisition also expands MoneyLion’s addressable market, extends the reach of its own products and diversifies its revenue mix.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive loss; therefore, there is no difference between net loss and comprehensive loss for the three and nine months ended September 30, 2022 and 2021.

Reclassification—The acquisitions of MALKA and Even Financial and related ongoing integration activities have caused significant changes to the revenue and cost structure of the Company such that the organization of financial statement line items in both the consolidated balance sheets and the consolidated statements of operations used in prior reporting periods were no longer sufficient to properly present the Company’s financial condition and results of operations as of March 31, 2022. Reclassifications have been performed relative to the previous presentation of the consolidated balance sheet as of December 31, 2021 and the consolidated statement of operations for the three and nine months ended September 30, 2021 to present in a new format that better represents the new revenue and cost structure of the Company. The reclassifications had no impact on previously reported total assets, total liabilities or net income (loss) and an immaterial impact on total revenue, net. There was no impact on the consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit). There are also related reclassifications and expanded disclosure, where necessary, contained within the notes to the consolidated financial statements.

Receivable funding—Receivables originated on the Company’s platform, including Credit Builder Plus loans and Instacash advances, were primarily funded through Invest in America Credit Fund 1 LLC (“IIA”) until the end of the fourth quarter of 2021. IIA and related special purpose vehicles (“SPVs”) were classified as variable interest entities (“VIEs”) of which the Company had identified itself as the primary beneficiary because it directed the activities of the IIA and the related SPVs that most significantly impacted their economic performance. As the primary beneficiary of the VIEs, the Company consolidated the balances of the VIEs into the financial statements. See Note 1, “Description of Business and Basis of Presentation” in Part II, Item 8 of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022, for further discussion of these matters

Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. For more information on the alternative financing sources, see Note 9, “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and Note 8, “Variable Interest Entities” regarding VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

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

The Company’s accounting policies are set forth in Note 3, “Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022. Included herein are certain updates to those policies.

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consumer revenues
Service and subscription fees	$52,109	$38,748	$149,271	$103,368
Net interest income on finance receivables	2,351	2,294	7,436	5,717
Total consumer revenues	54,460	41,042	156,707	109,085
Enterprise service revenues	34,288	3,175	89,095	6,442
Total revenue, net	$88,748	$44,217	$245,802	$115,527

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

Valuation of consideration transferred related to mergers and acquisitions— The Company determined that the contingent consideration related to the earnout provision, the Closing Make-Whole Provision (as defined herein) and the Preferred Stock Equivalents (as defined herein) in connection with the MALKA Acquisition and Even Acquisition (each as defined herein) do not meet the criteria for equity treatment. For provisions that do not meet all the criteria for equity treatment, the contingent consideration is required to be recorded at fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as a non-cash gain or loss on the statements of operations. As such, the MALKA and Even Financial earnout provision is recorded as a liability and any change in fair value is recognized in the Company’s statements of operations. The fair value of the MALKA and Even Financial earnout was estimated using a Monte Carlo Simulation Model.

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

Goodwill—The Company performs goodwill impairment testing annually, on the last day of the fiscal year or more frequently if indicators of potential impairment exist. A potential impairment indicator was identified during the quarter ended June 30, 2022 and the quarter ended September 30, 2022 due to a decline in the MoneyLion Class A Common Stock price and the related market capitalization and, as such, the Company performed a goodwill impairment test as of June 30, 2022 and September 30, 2022. The goodwill impairment test is performed at the consolidated Company level since the Company represents one reporting unit. The Company first evaluates whether it is more likely than not that the fair value of the reporting unit has fallen below its carrying amount. No indicators of fair value falling below the reporting unit carrying amount were noted on a quantitative or qualitative basis during the fiscal year 2021 assessment, the June 30, 2022 assessment nor the September 30, 2022 assessment. The June 30, 2022 and September 30, 2022 assessments indicated that the fair value of the reporting unit exceeded the reporting unit's carrying value. The fair value of the reporting unit was calculated by valuing the MoneyLion Class A Common Stock and Series A Redeemable Convertible Preferred Stock primarily based on the MoneyLion Class A Common Stock price per share. The calculation of fair value also includes an estimated control premium based on consultation between the Company's management and third-party valuation specialists.

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

Fair Value of Financial Instruments—Accounting Standards Codification ("ASC") 820, Fair Value Measurement (“ASC 820”), provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company has no assets measured at fair value on a recurring or non-recurring basis as of September 30, 2022 nor December 31, 2021. Liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are the Private Placement Warrants (as defined herein) and contingent consideration related to mergers and acquisitions, which are further described in Note 14, "Stock Warrants," and Note 17, "Mergers and Acquisitions," respectively. The Company has no liabilities measured at fair value on a non-recurring basis as of September 30, 2022 nor December 31, 2021. There have been no transfers between levels during the nine months ended September 30, 2022 and 2021.

The Company also has financial instruments which are not measured at fair value. The Company has evaluated cash, restricted cash, consumer receivables, net, enterprise receivables, receivables from payment processors, prepaid expenses, accounts payable and accrued liabilities and other financial instrument assets and liabilities, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The fair value of the secured loans, other debt and lease liabilities approximate their carrying values.

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

3. BUSINESS COMBINATION

On September 21, 2021, Fusion held a Special Meeting (the “Special Meeting”) at which the Fusion stockholders considered and adopted, among other matters, the Business Combination Merger Agreement and the transactions contemplated therein (the “Business Combination Transactions”). On September 22, 2021, the parties to the Business Combination Merger Agreement consummated the Business Combination Transactions and the MoneyLion Class A Common Stock and Public Warrants (as defined herein) began trading on the NYSE under the symbols “ML” and “ML WS”, respectively. See Note 4, “Business Combination” in Part II, Item 8 of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022, for further discussion of these matters.

4. CONSUMER RECEIVABLES

The Company’s finance receivables consist of secured personal loans and principal amounts of Instacash advances. Accrued interest receivables represent the interest accrued on the loan receivables based upon the daily principal amount outstanding. Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash advance product. Subscription receivables represent the amounts billed to customers for subscription services. The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or advance terms. When assessing provision for losses on consumer receivables, the Company takes into account the composition of the outstanding consumer receivables, charge-off rates to date and the forecasted principal loss rates. The tables below show consumer receivables balances as of September 30, 2022 and December 31, 2021 and the consumer receivables activity, charge-off rates and aging by product for the three and nine months ended September 30, 2022 and 2021.

Consumer receivables consisted of the following:

	September 30,	December 31,
	2022	2021
Unsecured personal loan receivables	$—	$1
Secured personal loan receivables	69,897	77,491
Loan receivables	69,897	77,492
Instacash receivables	67,191	62,783
Finance receivables	137,088	140,275
Fees receivable	10,982	8,366
Subscription receivables	3,086	3,099
Deferred loan origination costs	577	929
Accrued interest receivable	985	1,072
Consumer receivables, before allowance for credit losses	$152,718	$153,741

Changes in the allowance for losses on consumer receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$23,124	$14,701	$22,323	$9,127
Provision for credit losses on receivables	27,428	15,238	77,453	36,644
Receivables charged off	(38,468)	(20,979)	(102,011)	(51,819)
Recoveries	10,549	7,831	24,868	22,839
Ending balance	$22,633	$16,791	$22,633	$16,791

Changes in the allowance for losses on finance receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$22,158	$14,223	$21,625	$9,127
Provision for credit losses on receivables	23,619	12,542	66,677	30,877
Finance receivables charged off	(33,735)	(17,851)	(88,854)	(44,996)
Recoveries	9,628	7,261	22,222	21,167
Ending balance	$21,670	$16,175	$21,670	$16,175

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$548	$281	$420	$—
Provision for credit losses on receivables	2,553	1,671	6,758	3,563
Fees receivable charged off	(3,246)	(2,039)	(8,731)	(4,247)
Recoveries	744	433	2,152	1,030
Ending balance	$599	$346	$599	$346

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$418	$197	$278	$—
Provision for credit losses on receivables	1,256	1,025	4,018	2,204
Subscription receivables charged off	(1,487)	(1,089)	(4,426)	(2,576)
Recoveries	177	137	494	642
Ending balance	$364	$270	$364	$270

The following is an assessment of the repayment performance of loans as of September 30, 2022 and December 31, 2021 and presents the contractual delinquency of the loans receivable portfolio:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$60,693	86.8%	$66,514	85.8%

Delinquency:
31 to 60 days	5,370	7.7%	6,577	8.5%
61 to 90 days	3,834	5.5%	4,401	5.7%
Total delinquency	9,204	13.2%	10,978	14.2%
Loan receivables before allowance for loan losses	$69,897	100.0%	$77,492	100.0%

The following is an assessment of the repayment performance of Instacash receivables as of September 30, 2022 and December 31, 2021 and presents the contractual delinquency of the Instacash receivables portfolio:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$60,241	89.7%	$55,963	89.1%

Delinquency:
31 to 60 days	6,950	10.3%	6,820	10.9%
61 to 90 days	—	0.0%	—	0.0%
Total delinquency	6,950	10.3%	6,820	10.9%
Instacash receivables before allowance for loan losses	$67,191	100.0%	$62,783	100.0%

The following is an assessment of the repayment performance of fees receivable as of September 30, 2022 and December 31, 2021 and presents the contractual delinquency of the fees receivable portfolio:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$8,096	73.7%	$6,682	79.9%

Delinquency:
31 to 60 days	2,886	26.3%	1,684	20.1%
61 to 90 days	—	0.0%	—	0.0%
Total delinquency	2,886	26.3%	1,684	20.1%
Fees receivable before allowance for loan losses	$10,982	100.0%	$8,366	100.0%

The following is an assessment of the repayment performance of subscription receivables as of September 30, 2022 and December 31, 2021 and presents the contractual delinquency of the subscription receivables portfolio:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$2,320	75.2%	$2,227	71.8%

Delinquency:
31 to 60 days	442	14.3%	514	16.6%
61 to 90 days	324	10.5%	358	11.6%
Total delinquency	766	24.8%	872	28.2%
Subscription receivables before allowance for loan losses	$3,086	100.0%	$3,099	100.0%

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Leasehold improvements	$1,338	$545
Furniture and fixtures	841	573
Computers and equipment	2,312	2,209
Construction in process	146	—
	4,637	3,327
Less: accumulated depreciation	(1,741)	(1,526)
Furniture and equipment, net	$2,896	$1,801

Total depreciation expense related to property and equipment was $319 and $76 for the three months ended September 30, 2022 and 2021, respectively, and 806 and $199 for the nine months ended September 30, 2022 and 2021, respectively.

6. INTANGIBLE ASSETS

Goodwill as of September 30, 2022 and December 31, 2021 was $161,261 and $52,541, respectively. The increase relates to goodwill acquired from the acquisition of Even Financial. See Note 17, “Mergers and Acquisitions,” for more information regarding goodwill and other intangible assets acquired from Even Financial.

Intangible assets consisted of the following:

		September 30,	December 31,
	Useful Life	2022	2021
Proprietary technology and capitalized internal-use software	3 - 7 years	$39,238	$11,623
Work in process		2,152	1,481
Customer relationships	10 - 15 years	159,820	5,960
Trade names	10 - 15 years	24,980	11,820
Less: accumulated amortization		(20,520)	(5,760)
Intangible assets, net		$205,670	$25,124

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internally developed software were $2,281 and $5,069 for the three and nine months ended September 30, 2022 and were not significant during the three and nine months ended September 30, 2021.

For the three months ended September 30, 2022 and 2021, total amortization expense was $5,838 and $410, respectively. For the nine months ended September 30, 2022 and 2021, total amortization expense was $14,778 and $1,304, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at September 30, 2022 for the years ending:

Remainder of 2022	$5,846
2023	23,109
2024	22,977
2025	22,977
2026	22,977
Thereafter	105,632
$203,518

7. OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2022	2021
Receivable from payment processors	$32,348	$18,576
Prepaid expenses	4,649	8,836
Operating lease right-of-use assets	8,801	—
Other	3,056	1,016
Total other assets	$48,854	$28,428

8. VARIABLE INTEREST ENTITIES

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

The Company is required to evaluate the SPV Borrowers for consolidation, which the Company has concluded are VIEs. The Company has the ability to direct the activities of the SPV Borrowers that most significantly impact the economic performance of the wholly owned subsidiaries that act as the originators and servicer of the loan and Instacash receivables held by the SPV Borrowers. Additionally, the Company has the obligation to absorb losses related to the pledged collateral in excess of the aggregate principal amount of the receivables and the right to proceeds related to the excess loan and Instacash receivables securing the SPV Credit Facilities once all loans and interest under such SPV Credit Facilities are repaid, which exposes the Company to losses and returns that could potentially be significant to the SPV Borrowers. Accordingly, the Company determined it is the primary beneficiary of the SPV Borrowers and is required to consolidate them as indirect wholly owned VIEs. For more information, see Note 9, “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

9. DEBT

The Company’s debt as of September 30, 2022 and December 31, 2021 is presented below:

	September 30,	December 31,
	2022	2021
First Lien Loan	$—	$24,028
Second Lien Loan	—	20,000
Monroe Term Loans	90,000	—
Unamortized discounts and debt issuance costs	(1,492)	(437)
Total secured loans	$88,508	$43,591

ROAR 1 SPV Credit Facility	$83,000	$78,000
ROAR 2 SPV Credit Facility	73,000	68,000
Unamortized discounts and debt issuance costs	(2,863)	(3,000)
Total other debt	$153,137	$143,000

For more information regarding debt instruments outstanding as of December 31, 2021 and a description of the ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility, see Note 10, “Debt” in Part II, Item 8 of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022.

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

The Term A-1 Loans and Term B Loans bear annual interest, payable monthly, at a floating rate measured by reference to, at the Company’s option, either (a) a base rate then in effect (equal to the greater of (i) the federal funds rate plus 0.50%, (ii) the prime rate, (iii) 2.00% and (iv) an adjusted one-month Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 1.00%) plus 1.00%) plus an applicable margin ranging from 6.00% to 8.25% per annum, depending on whether the “EBITDA Trigger Date” has occurred, the Company’s “Enterprise Value” and, once the EBITDA Trigger Date has occurred, its “Total Debt to EBITDA Ratio” (as such terms are defined in the Monroe Credit Agreement) or (b) an adjusted one-month or three-month SOFR (subject to a floor of 1.00%) plus an applicable margin ranging from 7.00% to 9.25% per annum, depending on whether the EBITDA Trigger Date has occurred, the Company’s Enterprise Value and, once the EBITDA Trigger Date has occurred, its Total Debt to EBITDA Ratio. The Term A-2 Loans bear annual interest, payable monthly, at the greater of (i) 12% and (ii) a floating rate measured by reference to the prime rate plus 5.75% per annum, subject to a cap of 15%. The interest rate as of September 30, 2022 on the Term A-1 Loans and Term A-2 Loans was 10.82% and 12.00%, respectively.

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

10. LEASES

All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $770 and $2,138 for the three and nine months ended September 30, 2022. Short-term lease expense, variable lease expense and sublease income were not material for the three and nine months ended September 30, 2022.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

September 30, 2022
Remainder of 2022	$793
2023	3,228
2024	3,042
2025	2,616
2026	1,268
Thereafter	1,672
Total lease payments	12,619
Less: imputed interest	3,224
Lease liabilities	$9,395
Weighted-average remaining lease term (years)	4.3
Weighted-average discount rate	14.0%

11. INCOME TAXES

As of September 30, 2022 and December 31, 2021, the Company maintained a valuation allowance of $82,081 and $83,153, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $1,100 during the nine months ended September 30, 2022 and increased by approximately $9,000 during the nine months ended September 30, 2021.

The Company’s financial statements included a full valuation allowance against net deferred tax assets before the acquisition of Even Financial. After considering the Even Acquisition, the projected consolidated results, and the available net deferred tax liability from Even Financial of approximately $28,400, the Company was able to release part of the valuation allowance due to the change in the overall net deferred tax asset. While this adjustment is a result of the Even Acquisition, ASC 805 requires that the benefits be recognized in income or equity, as applicable, and not as a component of acquisition accounting. The partially offsetting increase to the valuation allowance of approximately $26,900 was in relation to normal business operations.

Total U.S. federal and state operating loss carryforwards as of September 30, 2022 and December 31, 2021 were approximately $840,000 and $517,700, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. federal net operating losses of approximately $402,600 carry forward indefinitely.

As of September 30, 2022, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

The Company has completed a preliminary review to determine whether the future utilization of net operating loss and credit carryforwards will be restricted due to ownership changes that have occurred. The preliminary study determined that there will be no limit after December 31, 2025. Due to the net operating loss carryovers, the statute of limitations remains open for federal and state returns. However, this review did not include net operating losses from the Even Acquisition. A separate review is being completed related to the Even Acquisition and the results are not yet available. Historical Even Financial U.S. federal and state operating loss carryforwards of approximately $66,200 were acquired in the Even Acquisition.

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

Series A Redeemable Convertible Preferred Stock—The Fourth Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on September 22, 2021, authorizes the issuance of 200,000,000 shares of Preferred Stock, par value $0.0001 per share. Each holder of the shares of Series A Redeemable Convertible Preferred Stock (other than certain regulated holders subject to the Bank Holding Company Act of 1956, as amended) is entitled to vote as a single class with the holders of the MoneyLion Class A Common Stock and the holders of any other class or series of capital stock of MoneyLion then entitled to vote.

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

Shares of Series A Redeemable Convertible Preferred Stock are convertible into shares of MoneyLion Class A Common Stock on a one-for-one basis, subject to customary anti-dilution adjustments. The Series A Redeemable Convertible Preferred Stock (i) is convertible at any time upon the holder’s election and (ii) automatically converts into MoneyLion Class A Common Stock if the per share volume-weighted average price of the shares of MoneyLion Class A Common Stock on the NYSE equals or exceeds $10.00 on any 20 trading days (which may be consecutive or nonconsecutive) within any consecutive 30 trading day period that ends no later than the last day of the lockup period that applies to such shares of Series A Redeemable Convertible Preferred Stock.

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

Pursuant to the Business Combination Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of MoneyLion Class A Common Stock after giving effect to the Exchange Ratio upon the Business Combination Closing. See Note 4, “Business Combination” in Part II, Item 8 of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022, for further discussion of the Business Combination.

13. STOCK-BASED COMPENSATION

Omnibus Incentive Plan

At the Special Meeting, Fusion stockholders approved the Company’s Omnibus Incentive Plan. At the Company's 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), Company stockholders approved the Company's Amended and Restated Omnibus Incentive Plan (as may be amended or restated from time to time, the “Incentive Plan”), as further described in the Company's Definitive Proxy Statement for the 2022 Annual Meeting, filed with the SEC on April 29, 2022.

As of the Business Combination Closing, each Legacy MoneyLion option to purchase shares of Legacy MoneyLion Common Stock (a “Legacy MoneyLion Option”) that was outstanding and unexercised as of immediately prior to the Business Combination Closing Date automatically converted into the right to receive an option to acquire a number of shares of MoneyLion Class A Common Stock equal to the number of shares of Legacy MoneyLion Common Stock subject to such Legacy MoneyLion Option as of immediately prior to the Business Combination Closing Date, multiplied by the Exchange Ratio (rounded down to the nearest whole share), at an exercise price per share equal to the exercise price per share of such Legacy MoneyLion Option in effect immediately prior to the Business Combination Closing Date, divided by the Exchange Ratio (rounded up to the nearest whole cent). The intent behind the terms in the Business Combination Merger Agreement related to the exchange of the Legacy MoneyLion Options was to provide the holders with awards of equal value to the original awards. Accordingly, the impact of the conversion was such that the number of shares issuable under the modified awards and the related exercise prices were adjusted using the Exchange Ratio with all other terms remaining unchanged. The conversion ratio adjustment was without substance (akin to a stock split), and therefore, the effect of the change in the number of shares and the exercise price and share value were equal and offsetting to one another. As a result, the fair value of the modified awards was equal to the fair value of the awards immediately before the modification and, therefore, there was no incremental compensation expense to be recognized. There were no changes to the vesting period within the Incentive Plan.

Stock-based compensation of $5,127 and $586 was recognized during the three months ended September 30, 2022 and 2021, respectively, and $13,643 and $2,425 was recognized during the nine months ended September 30, 2022 and 2021, respectively.

The number of units awarded under the Incentive Plan are generally based on a weighted average of the MoneyLion Class A Common Stock in the days leading up to the grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. The following table represents activity within the Incentive Plan for the nine months ended September 30, 2022:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	10,990,884	$2.42	n/a
Performance Stock Unit	Service and performance-based	2,492,919	$2.03	n/a
Performance Stock Unit	Service and market-based	9,303,278	$0.92	n/a
Options	Service-based	822,631	$2.07	$1.17

The following table represents outstanding equity awards as of September 30, 2022:

Type	Vesting Conditions	Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	9,020,573	$2.54	n/a
Performance Stock Unit	Service and performance-based	2,492,919	$2.03	n/a
Performance Stock Unit	Service and market-based	9,303,278	$0.92	n/a
Options	Service-based	36,999,636	$0.68	$0.83

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

The Private Placement Warrants were valued using a Black-Scholes Option Pricing Model, which is calculated using Level 3 inputs. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the MoneyLion Class A Common Stock.

The following table presents the quantitative information regarding Level 3 fair value measurement of the Private Placement Warrants:

September 30,
2022
Strike price	$11.50
Expected Volatility	82%
Expected Dividend - MoneyLion Class A Common Stock	—
Expected Term in Years	3.98
Risk Free Interest Rate	4.16%
Warrant Value Per Share	0.12

The following table presents the changes in the liability related to the Private Placement Warrants:

September 30, 2022
Private Placement
Warrants
Warrants payable balance, December 31, 2021	$8,260
Mark-to-market adjustment	$(7,275)
Warrants payable balance, September 30, 2022	$985

For more information regarding the Public Warrants and Private Placement Warrants, see Note 15, “Stock Warrants” in Part II, Item 8 of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022.

Legacy MoneyLion Warrants

For details on Legacy MoneyLion warrants, see Note 4, “Business Combination” in Part II, Item 8 of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on August 11, 2022.

15. NET LOSS PER SHARE

The following table sets forth the computation of net loss per share of MoneyLion Class A Common Stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	(21,017)	(24,645)	(54,060)	(137,240)
Net income attributable to redeemable noncontrolling interests	-	(3,520)	-	(9,364)
(Accrual) / reversal of dividends on preferred stock	(1,688)	52,466	(4,892)	42,728
Net (loss) income attributable to common shareholders	$(22,705)	$24,301	$(58,952)	$(103,876)
Change in fair value of Legacy MoneyLion warrants liability	-	12,046	-	-
Change in fair value of subordinated convertible notes	-	(7,684)	-	-
Interest expense from subordinated convertible notes	-	323	-	-
Net (loss) income attributable to common stockholders - diluted	$(22,705)	$28,986	$(58,952)	$(103,876)

Denominator:
Weighted-average common shares outstanding - basic(1)	244,702,713	62,314,396	237,302,217	53,119,751
Weighted-average dilutive impact of redeemable convertible preferred stock	-	106,043,330	-	-
Weighted-average dilutive impact of Legacy MoneyLion Warrants	-	8,456,138	-	-
Weighted-average dilutive impact of options to purchase common stock	-	33,117,202	-	-
Weighted-average dilutive impact of subordinated convertible notes	-	9,183,022	-	-
Weighted-average common shares outstanding - diluted(1)	244,702,713	219,114,088	237,302,217	53,119,751
Net (loss) income per share attributable to common stockholders - basic(1)	$(0.09)	$0.39	$(0.25)	$(1.96)
Net (loss) income per share attributable to common stockholders - diluted (1)	$(0.09)	$0.13	$(0.25)	$(1.96)

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s Common Stock for MoneyLion Class A Common Stock at the Exchange Ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

For the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the right to receive earnout shares and warrants to purchase shares of common stock and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021.

The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Conversion of convertible preferred stock (1)	25,655,579	-	25,655,579	-
Warrants to purchase common stock and redeemable convertible preferred stock (1)	25,599,889	25,600,000	25,599,889	25,600,000
PSUs, RSUs and options to purchase common stock (1)	57,816,406	-	57,816,406	37,622,625
Right to receive earnout shares	17,500,000	17,500,000	17,500,000	17,500,000
Total common stock equivalents	126,571,874	43,100,000	126,571,874	80,722,625

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

On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York against MoneyLion Technologies Inc., ML Plus LLC and our 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. As previously reported, the Company had been cooperating with the CFPB and was in the process of responding to CIDs from the CFPB. The Company believes the CFPB’s claims are meritless and intends to vigorously defend the lawsuit. Nonetheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on the Company, its financial condition or its operations.

As previously reported, the Company has been cooperating with an investigation by the SEC concerning IIA, which primarily held assets from institutional investors and was the Company’s primary source of funding for originated receivables through the end of the fourth quarter of 2021. On November 9, 2022, the Company was informed by the SEC's Division of Enforcement that it has concluded the investigation regarding MoneyLion and IIA and does not plan to recommend that the SEC take any enforcement action.

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

Even Financial utilizes its software platform to connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers through its platform. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, seamlessly bridging Product Partners and Channel Partners via its industry-leading API and embedded finance marketplaces.

The Even Acquisition strengthens MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s growing network includes over 400 Product Partners and 550 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings and insurance products. The Even Acquisition also expands MoneyLion’s addressable market, extends the reach of MoneyLion’s own products, diversifies its revenue mix and furthers MoneyLion’s ambition to be the premier financial super app for hardworking Americans.

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

The preliminary fair value of Even Financial’s acquired assets and liabilities assumed were as follows:

February 17,
2022
Assets
Cash and cash equivalents	$4,501
Enterprise receivables	9,863
Property and equipment	441
Intangible assets	190,320
Goodwill	109,375
Other assets	3,354
Total assets	317,854
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	9,258
Deferred tax liability	34,720
Other liabilities	2,846
Total liabilities	46,824
Net assets and liabilities acquired	$271,030

The goodwill related to the Even Acquisition was not tax deductible.

The Earnout and Preferred Stock Equivalents were valued at $15,885 as of September 30, 2022, and were included in other liabilities on the consolidated balance sheet. The $14,574 and $29,451 decrease in fair value for the three and nine months ended September 30, 2022, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

The Earnout and Preferred Stock Equivalents were valued using a Monte Carlo simulation model, which is calculated using Level 3 inputs. The primary unobservable inputs utilized in determining the fair value of the Earnout and Preferred Stock Equivalents are the expected volatility of the MoneyLion Class A Common Stock and the revenue levels of Even Financial.

The following table presents the quantitative information and certain assumptions regarding Level 3 fair value measurement of the Earnout and Preferred Stock Equivalents:

September 30,
2022
Expected Volatility	103%
Expected Dividend - MoneyLion Class A Common Stock	—
Expected Term in Years	5.00
Risk Free Interest Rate	4.01%

Due to the closing of the Even Acquisition occurring on February 17, 2022, there has not been sufficient time to finalize business combination accounting and related valuations of assets acquired and liabilities assumed and consideration transferred as required by U.S. GAAP. Therefore, all balances recorded and disclosed, including consideration transferred, as of September 30, 2022 are preliminary and subject to change.

The Company’s pro forma revenue and net loss for the three and nine months ended September 30, 2022 and 2021 below have been prepared as if Even Financial had been purchased on January 1, 2021. The Company made certain pro forma adjustments related to amortization of intangible assets, intercompany activity and interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$88,748	$61,253	$254,901	$154,052
Net loss	$(21,017)	$(29,834)	$(58,430)	$(159,410)

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

The total purchase price of the MALKA Acquisition was approximately $52,685. Upon the closing of the MALKA Acquisition, MoneyLion issued 3,206,167 restricted shares of MoneyLion Class A Common Stock and paid $10,000 in cash to the sellers in exchange for all of the issued and outstanding membership interests of MALKA. The acquisition agreement includes a make-whole provision with respect to the initial shares issued pursuant to which the Company was and may be required to issue additional restricted shares of MoneyLion Class A Common Stock or pay additional cash, as determined by the Company in its sole discretion, on each of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Closing Make-Whole Provision”), which was valued at $10,870 as of the MALKA Acquisition Closing Date. MoneyLion also paid down $2,196 of MALKA debt facilities. The sellers may also earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The $35 million payable in earnout restricted shares based on 2021 and 2022 operating performance was valued at $11,782 as of the MALKA Acquisition.

The restricted shares payable based on 2021 and 2022 operating performance and the Closing Make-Whole Provision were valued at $22,728 and $29,561 as of September 30, 2022 and December 31, 2021, respectively, and was included in other liabilities on the consolidated balance sheets. The final shares under the Closing Make-Whole Provision were issued on September 30, 2022 and therefore no liability was outstanding as of September 30, 2022 related to the Closing Make-Whole Provision. The $4,360 and $15,417 increase in fair value for the three and nine months ended September 30, 2022, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

The restricted shares payable based on 2021 and 2022 operating performance was valued using a Monte Carlo simulation model, which is calculated using Level 3 inputs. The primary unobservable inputs utilized in determining the fair value of the restricted shares payable are the expected volatility of the MoneyLion Class A Common Stock and the revenue and EBITDA levels of MALKA.

The following table presents the quantitative information and certain assumptions regarding Level 3 fair value measurement of the restricted shares payable based on 2021 and 2022 operating performance:

September 30,
2022
Expected Volatility	119%
Expected Dividend - MoneyLion Class A Common Stock	—
Risk Free Interest Rate	3.27%

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

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 10, 2022, the date on which these consolidated financial statements were available to be issued, and concluded that there were no material subsequent events requiring disclosure.

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

Reclassification—The acquisitions of MALKA and Even Financial and related ongoing integration activities have caused significant changes to the revenue and cost structure of the Company such that the organization of financial statement line items in both the consolidated balance sheets and the consolidated statements of operations used in prior reporting periods were no longer sufficient to properly present the Company’s financial condition and results of operations as of March 31, 2022. Reclassifications have been performed relative to the previous presentation of the consolidated balance sheet as of December 31, 2021 and the consolidated statement of operations for the three and nine months ended September 30, 2021 to present in a new format that better represents the new revenue and cost structure of the Company. The reclassifications had no impact on previously reported total assets, total liabilities or net income (loss) and an immaterial impact on total revenue, net. There was no impact on the consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit). There are also related reclassifications and expanded disclosure, where necessary, contained within the notes to the consolidated financial statements.

Overview

MoneyLion is the go-to destination for personalized financial content, products and advice. We provide consumers a full suite of financial and non-financial solutions, bundling proprietary, low-cost financial products with products that are offered through our marketplace and network affiliate partners. We engage and educate our customers with daily, money-related and money-adjacent content, delivered through a personalized feed, to empower our customers at all times. When our customers enjoy periods of financial excess, we provide tools for them to easily manage their spending and saving goals through our digital banking and automated investing solutions. When our customers experience moments of financial need, we provide them immediate access to innovative lending or earned income advance products and credit improvement programs that can bridge these times of financial stress and improve their financial health. We also leverage our distinct data, technology and network advantages to deliver leading embedded finance marketplace solutions for our Enterprise Partners, allowing them to better connect with existing end-users and reach new potential end-users, complemented by advertising services and digital media and content production services custom designed to promote Enterprise Partners’ products and services. We believe that the combination of solutions that MoneyLion provides uniquely positions us to disrupt how financial products are consumed, unlocking a total addressable market that we estimate to be over $274 billion.

The Company’s key consumer product offerings include:

RoarMoney Premium Mobile Banking — RoarMoney is our Federal Deposit Insurance Corporation-insured digital demand deposit account with zero minimums, premium features and rewards. Our RoarMoney demand deposit accounts are currently issued by Pathward, N.A. (“Pathward”) (f/k/a MetaBank, N.A.), a South Dakota-based, nationally chartered bank owned by Pathward Financial, Inc. (NASDAQ: CASH) (f/k/a M. Customers can open a RoarMoney account in minutes through the MoneyLion mobile application, add funds to their account and begin spending using a RoarMoney virtual debit card. RoarMoney accounts also include a physical MoneyLion Debit Mastercard that can be used at any of the approximately 55,000 Allpoint ATM network locations to make no-fee withdrawals. We earn revenue from interchange fees from payment networks based on customer expenditures on the debit card, as well as transaction volume-based incentive payments from the payment network. We also earn revenue from cardholder fees such as a small monthly administrative fee charged to our customers, a fee charged to customers when an out-of-network ATM is utilized to withdraw cash, a foreign transaction fee charged to our customers on purchases outside of the U.S. or in a currency other than U.S. dollars and instant transfer fees. Both interchange fees, payment network payments and cardholder fees are reflected in service and subscription fees. We incur direct costs in connection with the RoarMoney account offering, which include fees paid to the payment networks and our partner bank.

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

MoneyLife — Consistent with our vision of establishing MoneyLion as a lifestyle brand, in 2021 we introduced MoneyLife, an online financial education content destination which is delivered to customers in the MoneyLion mobile application via a content feed. MoneyLife is an influencer-focused, video content-driven educational platform where customers can share and discover ideas, advice and insights regarding their financial lives. MoneyLife includes highly personalized content driven by financial advice and education influencers, tools to achieve financial goals and additional ways of earning rewards to shop and save. Our acquisition of MALKA, a creator network and content platform, accelerated our ability to engage with consumers across all digital and emerging channels, allowing us to directly connect with communities natively inside and outside of our platform. Through MoneyLife and the content feed, we provide an additional daily destination site for current customers, drive additional prospective customers to MoneyLion and increase customer engagement and cross-sell opportunities for both MoneyLion and its affiliate partners.

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

Even Financial Marketplace — Through Even Financial's software platform, we connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers. Our infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, bridging Product Partners and Channel Partners via Even Financial’s API and embedded finance marketplaces. Even Financial’s network includes over 400 Product Partners and 550 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings, and insurance products. We earn revenue, which is reflected in enterprise service revenue, from our Product Partners based on performance structure. We incur direct costs related to the fees paid to our Channel Partners.

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

Related to the closing of the MALKA Acquisition, MoneyLion issued 3,206,167 in restricted shares of MoneyLion Class A Common Stock and paid approximately $10.0 million in cash to the sellers in exchange for all of the issued and outstanding membership interests of MALKA. The Closing Make-Whole Provision (as defined herein) related to the restricted shares of MoneyLion Class A Common Stock issued was valued at $10,870 as of the MALKA Acquisition Closing Date. MoneyLion also paid down approximately $2.2 million of MALKA debt facilities. The sellers may earn up to an additional $35 million payable in restricted shares of MoneyLion Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. The total purchase price of the MALKA Acquisition was approximately $52.7 million.

•
Even Acquisition – On February 17, 2022, MoneyLion completed its acquisition of Even Financial (the “Even Acquisition”). Even Financial utilizes its software platform to connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers through its platform. Even Financial’s infrastructure leverages machine learning and advanced data science to solve a significant pain point in financial services customer acquisition, seamlessly bridging Product Partners and Channel Partners via its industry-leading API and embedded finance marketplaces.

The Even Acquisition strengthened MoneyLion’s platform by improving consumers’ abilities to find and access the right financial products to help them manage their financial lives. Even Financial’s growing network includes over 400 Product Partners and 550 Channel Partners, covering a breadth of financial services including loans, credit cards, mortgages, savings and insurance products. The Even Acquisition also expanded MoneyLion’s addressable market, extended the reach of MoneyLion’s own products, diversified its revenue mix and furthered MoneyLion’s ambition to be the premier financial super app for hardworking Americans.

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

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace loan offer. Previously, Total Customers included all customers that submitted for or clicked on an offer through our marketplace but were not necessarily monetized, which we changed beginning in the third quarter of 2022 in order to more accurately reflect management’s view of our customers. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 5.4 million and 2.7 million as of September 30, 2022 and 2021, respectively. Total Customers for all prior periods have been recast to present the updated definition of Total Customers.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace loan offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or cash advances or opened multiple products through our marketplace, it is only counted once for each product type. Previously, Total Products included all products for which our Total Customers submitted or clicked on an offer but were not necessarily monetized, which we changed beginning in the third quarter of 2022 in order to more accurately reflect management’s view of our products. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 11.3 million and 6.9 million as of September 30, 2022 and 2021, respectively. Total Products for all prior periods have been recast to present the updated definition of Total Products.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as financial institutions and financial service providers. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,024 as of September 30, 2022, comprising 441 Product Partners and 583 Channel Partners. The number of Enterprise Partners prior to the Even Acquisition was not significant.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and cash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending and Instacash products and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $446 million and $274 million for the three months ended September 30, 2022 and 2021, respectively, and $1,292 million and $700 million for the nine months ended September 30, 2022 and 2021, respectively. All originations were originated directly by MoneyLion.

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

Our Adjusted Revenue is further broken into the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Consumer	$50,987	$38,803	$146,713	$104,475
Enterprise	34,288	3,175	89,095	6,442
Adjusted Revenue	$85,275	$41,978	$235,808	$110,917

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Revenues

The following table is reference for the discussion that follows.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$52,109	$38,748	$13,361	34.5%	$149,271	$103,368	$45,903	44.4%
Net interest income on finance receivables	2,351	2,294	57	2.5%	7,436	5,717	1,719	30.1%
Total consumer revenues	54,460	41,042	13,418	32.7%	156,707	109,085	47,622	43.7%
Enterprise service revenues	34,288	3,175	31,113	979.9%	89,095	6,442	82,653	1,283.0%
Total revenue, net	$88,748	$44,217	$44,531	100.7%	$245,802	$115,527	$130,275	112.8%

We generate revenues primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Total revenues increased by $44.5 million, or 100.7%, to $88.7 million for the three months ended September 30, 2022, as compared to $44.2 million for the same period in 2021.

Total revenues increased by $130.3 million, or 112.8%, to $245.8 million for the nine months ended September 30, 2022, as compared to $115.5 million for the same period in 2021.

Service and subscription fees

Service and subscription fees increased by $13.4 million, or 34.5%, to $52.1 million for the three months ended September 30, 2022, as compared to $38.7 million for the same period in 2021. The increase in service and subscription fees were driven by increases in fee income related to instant transfer fees and tips from Instacash of $11.1 million driven by the growth of Instacash advances across both existing and new customers, an increase in cardholder fees from RoarMoney accounts of $0.4 million due to an increased number of customers using RoarMoney and new foreign transaction and instant transfer fees and an increase of $1.9 million in revenue from a new transaction volume-based incentive payment program from a third-party payment network, of which $1.6 million is related to prior periods.

Service and subscription fees increased by $45.9 million, or 44.4%, to $149.3 million for the nine months ended September 30, 2022, as compared to $103.4 million for the same period in 2021. The increase in service and subscription fees were driven by increases in fee income related to instant transfer fees and tips from Instacash of $42.9 million driven by the growth of Instacash advances across both existing and new customers, an increase in subscription fees of $2.1 million due to an increased number of customers using the Credit Builder Plus membership program and an increase of $1.9 million in revenue from a new transaction volume-based incentive payment program from a third-party payment network, of which $1.2 million is related to prior periods. These increases were partially offset by decreases in fee income related to interchange, cardholder and administration fees from our bank and investment accounts of $1.0 million driven by lower payment volume.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Plus loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $0.1 million, or 2.5%, to $2.4 million for the three months ended September 30, 2022, as compared to $2.3 million for the same period in 2021. The increase in net interest income on finance receivables was driven by the historical origination growth on our Credit Builder Plus loan program across both existing and new customers. The amortization of loan origination costs decreased by $0.1 million to $0.3 million for the three months ended September 30, 2022, as compared to $0.5 million for the same period in 2021.

Net interest income on finance receivables increased by $1.7 million, or 30.1%, to $7.4 million for the nine months ended September 30, 2022, as compared to $5.7 million for the same period in 2021. The increase in net interest income on finance receivables was driven by the historical origination growth on our Credit Builder Plus loan program across both existing and new customers. The amortization of loan origination costs decreased by $0.2 million to $0.8 million for the nine months ended September 30, 2022, as compared to $1.0 million for the same period in 2021.

Enterprise service revenues

Enterprise service revenues increased by $31.1 million, or 979.9%, to $34.3 million for the three months ended September 30, 2022, as compared to $3.2 million for the same period in 2021. This increase was primarily attributable to the acquisitions of Even Financial and MALKA, which significantly expanded the Company’s enterprise service offerings.

Enterprise service revenues increased by $82.7 million, or 1,283.0%, to $89.1 million for the nine months ended September 30, 2022, as compared to $6.4 million for the same period in 2021. This increase was primarily attributable to the acquisitions of Even Financial and MALKA, which significantly expanded the Company’s enterprise service offerings.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	27,428	15,238	12,190	80.0%	77,453	36,644	40,809	111.4%
Compensation and benefits	25,619	15,471	10,148	65.6%	74,160	30,700	43,460	141.6%
Marketing	6,954	13,531	(6,577)	-48.6%	27,847	27,060	787	2.9%
Direct costs	28,837	10,885	17,952	164.9%	79,427	31,331	48,096	153.5%
Professional services	7,546	4,678	2,868	61.3%	21,486	12,715	8,771	69.0%
Technology-related costs	5,327	1,498	3,829	255.6%	15,241	5,954	9,287	156.0%
Other operating expenses	11,209	8,261	2,948	35.7%	31,820	10,618	21,202	199.7%
Total operating expenses	112,920	69,562	43,358	62.3%	327,434	155,022	172,412	111.2%

Other (expense) income
Interest expense	(7,880)	(1,627)	(6,253)	384.3%	(21,638)	(4,947)	(16,691)	337.4%
Change in fair value of warrant liability	414	(5,495)	5,909	nm	7,275	(54,285)	61,560	nm
Change in fair value of subordinated convertible notes	-	7,684	(7,684)	nm	-	(41,877)	41,877	nm
Change in fair value of contingent consideration from mergers and acquisitions	10,214	-	10,214	nm	14,034	-	14,034	nm
Other income (expense)	460	137	323	235.8%	(447)	3,405	(3,852)	nm
Total other (expense) income	3,208	699	2,509	358.9%	(776)	(97,704)	96,928	-99.2%

Income tax expense (benefit)	53	(1)	54	nm	(28,348)	41	(28,389)	nm

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

Provision for credit losses on consumer receivables increased by $12.2 million, or 80.0%, to $27.4 million for the three months ended September 30, 2022, as compared to $15.2 million for the same period in 2021. This increase resulted primarily from an increase to provision related to Instacash advance receivables of $11.3 million and Instacash instant transfer fees and tips of $0.9 million, evidenced by the increase in Total Originations from approximately $274 million for the three months ended September 30, 2021 compared to approximately $446 million for the same period in 2022, and partially offset by a decrease to provision related to Credit Builder Plus loan receivables of $0.5 million. Provision related to subscription fees increased by $0.2 million. Related to the ML Plus loans, a legacy product we transitioned from in the second quarter of 2020, the provision decreased by $0.3 million.

Provision for credit losses on consumer receivables increased by $40.8 million, or 111.4%, to $77.5 million for the nine months ended September 30, 2022, as compared to $36.6 million for the same period in 2021. This increase resulted primarily from an increase to provision related to Instacash advance receivables of $32.7 million, Instacash instant transfer fees and tips of $3.2 million and Credit Builder Plus loan receivables of $2.1 million, evidenced by the increase in Total Originations from approximately $700 million for the nine months ended September 30, 2021 compared to approximately $1,292 million for the same period in 2022. Provision related to subscription fees increased by $1.8 million. Related to the ML Plus loans, a legacy product we transitioned from in the second quarter of 2020, the provision decreased by $0.9 million.

Compensation and benefits

Compensation and benefits increased by $10.1 million, or 65.6%, to $25.6 million for the three months ended September 30, 2022, as compared to $15.5 million for the same period in 2021. This increase was driven primarily by $9.8 million of additional compensation and benefits expenses related to Even Financial and MALKA, a $1.9 million increase related to increased headcount, an increase in stock-based compensation of $4.5 million and $0.2 million related to severance costs incurred in the third quarter of 2022. This increase was partially offset by the $6.3 million non-recurring, discretionary bonus incentive expense related to the Business Combination that occurred in the third quarter of 2021.

Compensation and benefits increased by $43.5 million, or 141.6%, to $74.2 million for the nine months ended September 30, 2022, as compared to $30.7 million for the same period in 2021. This increase was driven primarily by $26.6 million of additional compensation and benefits expenses related to Even Financial and MALKA, a $3.8 million increase related to increased headcount, an increase in stock-based compensation of $11.2 million, a $1.1 million increase related to the amortization of salaries related to origination expenses incurred in 2021 and $0.8 million related to severance costs incurred in 2022.

Marketing

Marketing decreased by $6.6 million, or 48.6%, to $7.0 million for the three months ended September 30, 2022, as compared to $13.5 million for the same period in 2021. This decrease resulted primarily from a $6.7 million decrease in costs related to advertising through digital platforms, partially offset by a $0.1 million increase in general marketing-related activities.

Marketing increased by $0.8 million, or 2.9%, to $27.8 million for the nine months ended September 30, 2022, as compared to $27.1 million for the same period in 2021. This increase resulted primarily from an increase in costs related to general marketing-related activities of $8.7 million, partially offset by a $7.9 million decrease in costs related to advertising through digital platforms.

Direct costs

Direct costs increased by $18.0 million, or 164.9%, to $28.8 million for the three months ended September 30, 2022, as compared to $10.9 million for the same period in 2021. The increase was primarily driven by $18.8 million of direct costs related to Even Financial and MALKA, an increase in payment processing fees of $0.3 million and underwriting expenses of $0.1 million, driven by growth in Total Originations and Total Customers, partially offset by a $1.4 million decrease in costs related to our bank account offering.

Direct costs increased by $48.1 million, or 153.5%, to $79.4 million for the nine months ended September 30, 2022, as compared to $31.3 million for the same period in 2021. The increase was primarily driven by $48.3 million of direct costs related to Even Financial and MALKA, an increase in payment processing fees of $3.5 million and underwriting expenses of $1.3 million, driven by growth in Total Originations and Total Customers, partially offset by a $5.5 million decrease in costs related to our bank account offering.

Professional services

Professional services increased by $2.9 million, or 61.3%, to $7.5 million for the three months ended September 30, 2022, as compared to $4.7 million for the same period in 2021. This increase resulted primarily from an increase in professional costs related to Even Financial and MALKA of $0.9 million and other consulting costs of $2.0 million to help support business growth.

Professional services increased by $8.8 million, or 69.0%, to $21.5 million for the nine months ended September 30, 2022, as compared to $12.7 million for the same period in 2021. This increase resulted primarily from an increase in professional costs related to Even Financial and MALKA of $3.2 million, legal services of $1.4 million and other consulting costs of $4.2 million to help support our public reporting requirements and business growth.

Technology-related costs

Technology-related costs increased by $3.8 million, or 255.6%, to $5.3 million for the three months ended September 30, 2022, as compared to $1.5 million for the same period in 2021. This increase resulted primarily from an increase in software licenses and subscriptions of $2.0 million, depreciation and amortization related to equipment and software of $1.1 million and costs related to other technology services of $0.7 million.

Technology-related costs increased by $9.3 million, or 156.0%, to $15.2 million for the nine months ended September 30, 2022, as compared to $6.0 million for the same period in 2021. This increase resulted primarily from an increase in software licenses and subscriptions of $4.9 million, depreciation and amortization related to equipment and software of $2.7 million and costs related to other technology services of $1.8 million.

Other operating expenses

Other operating expenses increased by $2.9 million, or 35.7%, to $11.2 million for the three months ended September 30, 2022, as compared to $8.3 million for the same period in 2021. The increase was driven by $4.5 million of intangible amortization expenses attributable to the acquisitions of Even Financial and MALKA, $1.1 million of additional expenses as a result of the acquisitions of Even Financial and MALKA and a $0.7 million increase in insurance-related expenses, partially offset by reductions in losses for unrecovered customer purchase transactions and other banking charges of $4.4 million.

Other operating expenses increased by $21.2 million, or 199.7%, to $31.8 million for the nine months ended September 30, 2022, as compared to $10.6 million for the same period in 2021. The increase was driven by $11.3 million of intangible amortization expenses attributable to the acquisitions of Even Financial and MALKA, a $4.8 million increase in insurance-related expenses and $3.9 million of additional expenses as a result of the acquisitions of Even Financial and MALKA.

Our other (expense) income consists of the following:

Interest expense

Interest expense increased by $6.3 million, or 384.3%, to $7.9 million for the three months ended September 30, 2022, as compared to $1.6 million for the same period in 2021. This increase resulted from an increase in average debt outstanding during the three months ended September 30, 2022 compared to the same period in 2021. See Part I, Item 1 “Financial Statements — Debt” for more information.

Interest expense increased by $16.7 million, or 337.4%, to $21.6 million for the nine months ended September 30, 2022, as compared to $4.9 million for the same period in 2021. This increase resulted from an increase in average debt outstanding during the nine months ended September 30, 2022 compared to the same period in 2021. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was a benefit of $0.4 million for the three months ended September 30, 2022, as compared to an expense of $5.5 million for the same period in 2021. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of warrant liability was a benefit of $7.3 million for the nine months ended September 30, 2022, as compared to an expense of $54.3 million for the same period in 2021. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of subordinated convertible notes

Change in fair value of subordinated convertible notes had no expense for the three and nine months ended September 30, 2022 compared to a benefit of $7.7 million and an expense $41.9 million for the three and nine months ended September 30, 2021, respectively. There was no activity for the three and nine months ended September 30, 2022 because the subordinated convertible notes were converted into common stock immediately prior to the Business Combination Closing in September 2021; the noteholders subsequently received shares of MoneyLion Class A Common Stock upon the Business Combination Closing.

Change in fair value of contingent consideration from mergers and acquisitions

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $10.2 million for the three months ended September 30, 2022, as compared to zero for the same period in 2021. No contingent consideration from mergers and acquisitions was outstanding for the three months ended September 30, 2021.

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $14.0 million for the nine months ended September 30, 2022, as compared to zero for the same period in 2021. No contingent consideration from mergers and acquisitions was outstanding for the nine months ended September 30, 2021.

Other income (expense)

Other income increased by $0.3 million to other income of $0.5 million for the three months ended September 30, 2022, as compared to $0.1 million for the same period in 2021. The increase was primarily related to interest income earned on interest bearing deposits funded during 2022, partially offset by foreign currency translation losses during the three months ended September 30, 2022.

Other expense increased by $3.9 million to other expense of $0.4 million for the nine months ended September 30, 2022, as compared to other income of $3.4 million for the same period in 2021. The majority of other expense in the nine months ended September 30, 2022 was related to expenses from debt transactions during the period. The majority of other income in the nine months ended September 30, 2021 related to a gain from the forgiveness of SBA’s PPP loan of $3.2 million as the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP loan.

Income tax (benefit) expense

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the significant income tax benefit recorded during the nine months ended September 30, 2022.

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

The reconciliation of total revenue, net to Adjusted Revenue for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Total revenues, net	$88,748	$44,217	$245,802	$115,527
Add back:
Amortization of loan origination costs[1]	335	464	802	1,039
Less:
Provision for credit losses on receivables - subscription receivables[2]	(1,256)	(1,025)	(4,018)	(2,204)
Provision for credit losses on receivables - fees receivables[3]	(2,553)	(1,671)	(6,758)	(3,563)
Revenue derived from products that have been phased out[4]	(0)	(6)	(21)	119
Adjusted Revenue	$85,275	$41,978	$235,808	$110,917

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

(4)
Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and service and subscription fees, respectively. Revenue from unsecured personal loans was $0.0 and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $0.0 and $(0.1) million for the nine months ended September 30, 2022 and 2021, respectively.

The reconciliation of gross profit, which is prepared in accordance with U.S. GAAP, to Adjusted Gross Profit for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Total revenue, net	$88,748	$44,217	$245,802	$115,527
Less:
Cost of Sales
Direct costs	(28,837)	(10,885)	(79,427)	(31,331)
Provision for credit losses on receivables - subscription receivables[1]	(1,256)	(1,025)	(4,018)	(2,204)
Provision for credit losses on receivables - fees receivables[2]	(2,553)	(1,671)	(6,758)	(3,563)
Technology related costs	(2,410)	(1,633)	(7,396)	(4,493)
Professional services	(1,665)	(978)	(3,850)	(2,460)
Compensation and benefits	(2,780)	(1,015)	(6,451)	(2,805)
Other operating expenses	(121)	(54)	(344)	(163)
Gross Profit	$49,126	$26,957	$137,559	$68,506
Less:
Revenue derived from products that have been phased out[3]	(0)	(6)	(21)	119
Adjusted Gross Profit	$49,126	$26,951	$137,538	$68,625

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
(3)
Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and service and subscription fees, respectively. Revenue from unsecured personal loans was $0.0 and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $0.0 and $(0.1) million for the nine months ended September 30, 2022 and 2021, respectively.

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(21,017)	$(24,645)	$(54,060)	$(137,240)
Add back:
Interest related to corporate debt[1]	2,896	1,627	6,937	4,947
Income tax expense (benefit)	53	(1)	(28,348)	41
Depreciation and amortization expense	6,157	486	15,584	1,502
Changes in fair value of warrant liability	(414)	5,495	(7,275)	54,285
Changes in fair value of subordinated convertible notes	-	(7,684)	-	41,877
Change in fair value of contingent consideration from mergers and acquisitions	(10,214)	-	(14,034)	-
Stock-based compensation expense	5,127	586	13,643	2,425
One-time expenses[2]	3,068	7,183	9,887	6,247
Less:
Origination financing cost of capital[3]	-	(3,520)	-	(9,364)
Adjusted EBITDA	$(14,346)	$(20,474)	$(57,669)	$(35,280)

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

Changes in Financial Condition to September 30, 2022 from December 31, 2021

	September 30,	December 31,	Change
	2022	2021	$	%
Assets
Cash and restricted cash	$189,209	$246,224	$(57,015)	-23.2%
Consumer receivables	152,718	153,741	(1,023)	-0.7%
Allowance for credit losses on consumer receivables	(22,633)	(22,323)	(310)	1.4%
Consumer receivables, net	130,085	131,418	(1,333)	-1.0%
Enterprise receivables	20,825	6,002	14,823	247.0%
Property and equipment, net	2,896	1,801	1,095	60.8%
Goodwill and intangible assets, net	366,931	77,665	289,266	372.5%
Other assets	48,854	28,428	20,426	71.9%
Total assets	$758,800	$491,538	$267,262	54.4%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	241,645	186,591	55,054	29.5%
Accounts payable and accrued liabilities	54,049	36,868	17,181	46.6%
Warrant liability	985	8,260	(7,275)	-88.1%
Other liabilities	60,051	38,135	21,916	57.5%
Total liabilities	356,730	269,854	86,876	32.2%
Redeemable convertible preferred stock (Series A)	173,142	-	173,142	nm
Stockholders' equity:
Common Stock	25	23	2	8.7%
Additional paid-in capital	761,576	701,234	60,342	8.6%
Accumulated deficit	(522,973)	(469,873)	(53,100)	11.3%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	228,928	221,684	7,244	3.3%
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$758,800	$491,538	$267,262	54.4%

Assets

Cash and restricted cash

Cash and restricted cash decreased by $57.0 million, or 23.2%, to $189.2 million as of September 30, 2022, as compared to $246.2 million as of December 31, 2021. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net decreased by $1.3 million, or 1.0%, to $130.1 million as of September 30, 2022, as compared to $131.4 million as of December 31, 2021. The decrease was primarily attributable to a decrease in loan receivables, which was mostly offset by an increase in Instacash receivables from December 31, 2021 to September 30, 2022.

Enterprise receivables

Enterprise receivables increased by $14.8 million, or 247.0%, to $20.8 million as of September 30, 2022, as compared to $6.0 million as of December 31, 2021. This increase was primarily attributable to the acquisition of Even Financial, which significantly expanded the Company’s enterprise service offering.

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased by $289.3 million, or 372.5%, to $366.9 million as of September 30, 2022, as compared to $77.7 million as of December 31, 2021. This increase was attributable to the Even Acquisition, which closed in the first quarter of 2022.

Other assets

Other assets increased by $20.4 million, or 71.9%, to $48.9 million as of September 30, 2022, as compared to $28.4 million as of December 31, 2021. This was primarily attributable to an increase in receivables from payment processors and the new lease accounting standard adopted during the first quarter of 2022, which resulted in an operating lease right-of-use asset of $8.8 million as of September 30, 2022.

Liabilities

Debt agreements

Debt agreements increased by $55.1 million, or 29.5%, to $241.6 million as of September 30, 2022, as compared to $186.6 million as of December 31, 2021. Refer to the Part I, Item 1 “Financial Statements — Debt” for further discussion of financing transactions.

Accounts payable and accrued expenses

Accounts payable and accrued expenses increased by $17.2 million, or 46.6%, to $54.0 million as of September 30, 2022, as compared to $36.9 million as of December 31, 2021, which was primarily attributable to new accounts payable and accruals of $12.9 million associated with Even Financial, which the Company acquired during the first quarter of 2022, and an accrual related to dividends on the Series A Redeemable Convertible Preferred Stock, which was partially offset by a reduction in transaction costs payable related to the Business Combination which were outstanding as of December 31, 2021.

Warrant liability

Warrant liability decreased by $7.3 million, or 88.1%, to $1.0 million as of September 30, 2022, as compared to $8.3 million as of December 31, 2021. Refer to the “— Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities increased by $21.9 million, or 57.5%, to $60.1 million as of September 30, 2022, as compared to $38.1 million as of December 31, 2021. The increase was primarily attributable to an increase in liabilities related to contingent consideration from mergers and acquisitions of $8.7 million primarily related to the Even Acquisition and an increase from the new lease accounting standard adopted during the first quarter of 2022, which resulted in an operating lease liability of $9.4 million as of September 30, 2022.

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

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through IIA until the end of the fourth quarter of 2021. Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. As of September 30, 2022, there was an outstanding principal balance of $83.0 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $73.0 million under the ROAR 2 SPV Credit Facility. See Part I, Item 1 “Financial Statements — Variable Interest Entities” for more information on the ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility.

The following table presents the Company’s cash, restricted cash and receivable from payment processor, as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Cash	$126,369	$201,763
Restricted cash	62,840	44,461
Receivable from payment processor	$32,348	$18,576

Cash Flows

The following table presents net change in cash and restricted cash from operating, investing and financing activities during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(9,896)	$(2,062)
Net cash used in investing activities	(101,607)	(91,215)
Net cash provided by financing activities	54,488	371,352
Net change in cash and restricted cash	$(57,015)	$278,075

Operating Activities

Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2022 compared to net cash used in operating activities of $2.1 million for the nine months ended September 30, 2021. This increase in net cash used in operating activities was primarily driven by changes in working capital, partially offset by an increase in profitability, after adjusting for non-cash activity included in our net loss, of approximately $5.8 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities was $101.6 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $91.2 million for the nine months ended September 30, 2021. The increase in net cash used in investing activities was primarily related to $18.6 million spent on the Even Acquisition, net of cash received, and increased spending on internal-use software, which was partially offset by a reduction in net originations and collections of finance receivables during the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities was $54.5 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $371.4 million for the nine months ended September 30, 2021. The decrease in cash provided by financing activities was primarily attributable to the net proceeds received from the reverse capitalization in connection with the Business Combination and from IIA during the nine months ended September 30, 2021 compared to 2022.

Financing Arrangements

Refer to the Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of September 30, 2022:

	Total	Remainder 2022	2023 – 2024	2025 – 2026	Thereafter
Monroe Term Loans	90,000	—	20,000	70,000	—
ROAR 1 SPV Credit Facility	83,000	—	—	83,000	—
ROAR 2 SPV Credit Facility	73,000	—	—	73,000	—
Operating lease obligations	12,619	793	6,270	3,884	1,672
Vender unconditional purchase obligations	37,957	—	12,457	17,000	8,500
Total	$296,576	$793	$38,727	$246,884	$10,172

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

Off-Balance Sheet Arrangements

At September 30, 2022, the Company did not have any material off-balance sheet arrangements.

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

The Monroe Term Loans, and future funding arrangements may, bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of September 30, 2022, would result in an approximately $0.9 million impact to annual interest expense.

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

Restatement of FY 2021 and Q1 2022 Financial Statements

On August 11, 2022, the Company filed (a) Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “FY 2021 10-K/A”) in order to restate (the “FY 2021 Restatement”) the financial statements and related financial information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 17, 2022, and (b) Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2022 (the “Q1 2022 10-Q/A”) in order to restate (the “Q1 2022 Restatement” and together with the Q3 2021 Restatement and the FY 2021 Restatement, the “Restatements”) the financial statements and related financial information contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, originally filed with the SEC on May 16, 2022, in each case arising from the manner in which the Company classified and accounted for the make-whole provision (the “Closing Make-Whole Provision”) relating to certain MoneyLion Class A Common Stock consideration paid and payable to the sellers of MALKA in connection with the closing of the MALKA Acquisition, as the Closing Make-Whole Provision should have been classified as a liability within the scope of Accounting Standards Codification 480, Distinguishing Liabilities from Equity, as of the closing date of the MALKA Acquisition, with subsequent changes in the fair value of such liability recorded in the consolidated statement of operations under change in fair value of contingent consideration from mergers and acquisitions. Further information about the FY 2021 Restatement and the Q1 2022 Restatement is described in the FY 2021 10-K/A and Q1 2022 10-Q/A, respectively, each filed with the SEC on August 11, 2022.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, in light of the Restatements, as well as the related material weakness identified in connection therewith, our disclosure controls and procedures were not effective as of September 30, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our ongoing remediation efforts.

In connection with our remediation efforts of the material weakness in our internal control over financial reporting and as part of our overall efforts to develop and refine our disclosure controls and procedures and improve our internal control over financial reporting as part of our obligations as a public company, we have added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise. We have also continued to develop formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In addition, we have continued to enhance the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards.

In light of the errors resulting in the Restatements as described above, we continue to evaluate the design of, and validate, our internal controls to ensure that they appropriately address changes in our business that could impact our system of internal controls, review our current processes and procedures to identify potential control design enhancements to ensure that our financial reporting is complete and accurate and develop a monitoring protocol to enable management to validate the operating effectiveness of key controls over financial reporting. We have also engaged a new third-party accounting firm to assist with our remediation efforts and test the effectiveness of our internal controls. We believe that these actions will ultimately be effective in remediating the material weakness we have identified and will continue to evaluate our remediation efforts and report regularly to the Audit Committee of MoneyLion’s board of directors on the progress and results of our remediation plan. We intend to complete the remediation by March 31, 2023, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

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

CFPB Litigation

On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York against MoneyLion Technologies Inc., ML Plus LLC and our 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. As previously reported, the Company had been cooperating with the CFPB and was in the process of responding to CIDs from the CFPB. The Company believes the CFPB’s claims are meritless and intends to vigorously defend the lawsuit. Nonetheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on the Company, its financial condition or its operations.

SEC Investigation

As previously reported, we have been cooperating with an investigation by the SEC concerning IIA, which primarily held assets from institutional investors and was our primary source of funding for originated receivables through the end of the fourth quarter of 2021. On November 9, 2022, we were informed by the SEC's Division of Enforcement that it has concluded the investigation regarding MoneyLion and IIA and does not plan to recommend that the SEC take any enforcement action.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed with the SEC on August 11, 2022. We may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 6, 2022, in connection with MoneyLion’s prior acquisition of Even Financial, MoneyLion issued 64 restricted shares of Series A Redeemable Convertible Preferred Stock to Broadhaven Securities, LLC, as advisors of Even Financial, which shares were previously subject to the purchase price adjustment escrow provisions of the Amended and Restated Agreement and Plan of Merger governing the Even Acquisition. For more information regarding the Series A Redeemable Convertible Preferred Stock, including the terms of conversion, see Part I, Item 1 “Financial Statements — Common and Preferred Stock.”

On September 30, 2022, in connection with MoneyLion’s prior acquisition of MALKA, MoneyLion issued 6,196,031 restricted shares of MoneyLion Class A Common Stock in aggregate to Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former shareholders of MALKA, pursuant to the make-whole provisions of the Membership Interest Purchase Agreement governing the MALKA Acquisition.

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

Exhibit No.	Description
10.1*	Second Amendment to Accounting Servicing Agreement, dated as of September 6, 2022, by and between ML Plus LLC and Pathward, N.A. (f/k/a MetaBank, N.A.).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

MONEYLION INC.

Date: November 10, 2022	By:	/s/ Richard Correia
Richard Correia Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 10, 2022	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)