Form 10-K
period 2022-12-31
MONEYLION INC.
filed 2023-03-16
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

s

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $249,555,000. Shares of the registrant’s Class A common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 259,995,320 shares of Class A common stock, par value $0.0001 per share, outstanding as of March 10, 2023.

Documents Incorporated by Reference

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

MoneyLion Inc.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

i

INTRODUCTORY NOTE

On September 22, 2021 (the “Business Combination Closing Date”), MoneyLion Inc., formerly known as Fusion Acquisition Corp. (“Fusion”), consummated a business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. (“Legacy MoneyLion”). Pursuant to the Agreement and Plan of Merger, dated as of February 11, 2021 and amended on June 28, 2021 and September 4, 2021 (the “Business Combination Merger Agreement”), by and among Fusion, ML Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Fusion (“Merger Sub”), and Legacy MoneyLion, immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Merger Agreement (the “Business Combination Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly-owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion Inc., continuing the existing business operations. MoneyLion's Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") is listed on the New York Stock Exchange (the "NYSE") under the ticker symbol “ML.”

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “MoneyLion,” the “Company,” “we,” “us,” “our” and similar references refer to MoneyLion Inc. and, as context requires, its consolidated subsidiaries for the period following the Business Combination and to MoneyLion Technologies Inc. and, as context requires, its consolidated subsidiaries for the period prior to the Business Combination. “Fusion” refers to Fusion Acquisition Corp. prior to the Business Combination. "MALKA" refers to Malka Media Group LLC, a wholly-owned subsidiary of MoneyLion Technologies Inc., and "ML Enterprise" refers to ML Enterprise Inc., a wholly-owned subsidiary of MoneyLion Technologies Inc. which was previously named "Even Financial Inc." and subsequently renamed in February 2023.

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

Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which may be beyond MoneyLion’s control. Forward-looking statements are not guarantees of future performance or outcomes, and MoneyLion’s actual performance and outcomes, including, without limitation, actual results of operations, financial condition and liquidity, and the development of the market in which MoneyLion operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•
factors relating to the business, operations and financial performance of MoneyLion, including market conditions and global and economic factors beyond MoneyLion’s control;
•
MoneyLion's ability to acquire, engage and retain customers and clients and sell or develop additional functionality, products and services to them on the MoneyLion platform;

•
MoneyLion’s reliance on third-party partners, service providers and vendors, including its ability to comply with applicable requirements of such third parties;
•
demand for and consumer confidence in MoneyLion’s products and services, including as a result of any adverse publicity concerning MoneyLion;
•
any inaccurate or fraudulent information provided to MoneyLion by customers or other third parties;
•
MoneyLion’s ability to realize strategic objectives and avoid difficulties and risks of any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions;
•
MoneyLion’s success in attracting, retaining and motivating its senior management and other key personnel;
•
MoneyLion’s ability to renew or replace its existing funding arrangements and raise financing in the future, to comply with restrictive covenants related to its long-term indebtedness and to manage the effects of changes in the cost of capital;
•
MoneyLion's ability to achieve or maintain profitability in the future;

•
intense and increasing competition in the industries in which MoneyLion and its subsidiaries operate;
•
risks related to the proper functioning of MoneyLion’s information technology systems and data storage, including as a result of cyberattacks, data security breaches or other similar incidents or disruptions suffered by MoneyLion or third parties upon which it relies;
•
MoneyLion’s ability to protect its intellectual property and other proprietary rights and its ability to obtain or maintain intellectual property, proprietary rights and technology licensed from third parties;
•
MoneyLion’s ability to comply with extensive and evolving laws and regulations applicable to its business and the outcome of any legal or governmental proceedings that may be instituted against MoneyLion;
•
MoneyLion's ability to establish and maintain an effective system of internal controls over financial reporting;
•
MoneyLion’s ability to maintain the listing of its Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and of MoneyLion’s publicly traded warrants to purchase Class A Common Stock (the “Public Warrants”) on the NYSE and any volatility in the market price of MoneyLion’s securities; and
•
other factors detailed under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of your investment:

•
If we are unable to acquire new customers and clients, engage and retain our existing customers and clients or sell additional functionality, products and services to them on our platform, our business will be adversely affected.

•
We depend on various third-party partners, service providers and vendors, and any adverse changes in our relationships with these third parties could materially and adversely affect our business, including if we fail to comply with applicable requirements of such third parties.

•
Demand for our products or services may decline if we do not continue to innovate or respond to evolving technology or other changes.

•
Adverse publicity concerning us, our business or our personnel or our failure to maintain our brand in a cost-effective manner could materially and adversely affect our business.

•
If the information provided to us by customers or other third parties is incorrect or fraudulent, we may misjudge a customer’s qualifications to receive our products and services and our results of operations may be harmed and could subject us to regulatory scrutiny or penalties.

•
Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm its business and negatively impact our results of operations.

•
We depend on our senior management team and other key personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.

•
If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may be unsuccessful in managing the effects of changes in the cost of capital on our business.

•
We have a history of losses and may not achieve or maintain profitability in the future.

•
Our risk management processes and procedures may not be effective.

•
Our acquisition agreements contain contingent consideration, the value of which may impact future operating results and result in substantial dilution to our stockholders.

•
We operate in highly competitive industries, and our inability to compete successfully would materially and adversely affect our business, financial condition, results of operations and cash flows.

•
Our business may be adversely affected by economic conditions and other factors that we cannot control.

•
Cyberattacks, data security breaches or other similar incidents or disruptions suffered by us or third parties upon which we rely could have a material adverse effect on our business, harm our reputation and expose us to public scrutiny or liability.

•
Defects, failures or disruptions in our systems or those of third parties upon which we rely and resulting interruptions in the availability of our platform could harm our business and financial condition, harm our reputation, result in significant costs to us and expose us to substantial liability.

•
We may be unable to sufficiently obtain, maintain, protect or enforce our intellectual property and other proprietary rights, or we may be unable to obtain or maintain intellectual property, proprietary rights and technology licensed from third parties, which could reduce the value of our platform, products, services and brand, impair our competitive position and cause reputational harm.

•
We have in the past, and continue to be, subject to inquiries, subpoenas, exams, pending investigations, enforcement matters and litigation by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to our business, financial condition, results of operations and cash flows.

•
Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows.

•
We have identified material weaknesses in our internal control over financial reporting, which subject us to additional risks and uncertainties. If we are unable to develop and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

•
Our business is subject to extensive regulation, examination and oversight in a variety of areas, including registration and licensing requirements under federal, state and local laws and regulations. The legal and regulatory regimes governing certain of our products and services are uncertain and evolving.

•
If we fail to operate in compliance with state or local licensing requirements, it could adversely affect our business, financial condition, results of operations and cash flows.

•
The highly regulated environment in which our third-party financial institution partners operate may subject us to regulation and could have an adverse effect on our business, financial condition, results of operations and cash flows.

•
The collection, processing, use, storage, sharing and transmission of personally identifiable information ("PII") and other sensitive data are subject to stringent and changing state, federal and international laws, regulations and standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.

•
The market price of our securities, including the Class A Common Stock, may be volatile. Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our securities.

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, our consolidated financial statements and the related notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the "SEC"). Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

v

Part I

Item 1. Business

Our Company

MoneyLion is the go-to destination for consumer financial products and services and marketplace solutions, providing curated money-related content to engage, educate and empower customers. We offer our core suite of innovative first-party financial products and services, along with personalized and actionable financial and non-financial offers in our Consumer marketplace from our Product Partners. We also power leading embedded finance marketplace solutions for our Enterprise Partners, connecting and matching consumers with real-time, personalized product and service recommendations through our proprietary integrative technology, and provide complementary data products and services that optimize their marketplace integrations and competitiveness. We also offer creative media and marketing services to clients across industries through our media division and leverage these same creative resources to produce and deliver engaging and dynamic content in support of our product and service offerings.

We have purposefully built our platform in pursuit of our mission to rewire the financial system. We aim to build tools to help consumers through all of their financial inflection points through the use of comprehensive, data-driven analytics that connect consumers with the appropriate financial solution for their individual needs, whether through our first-party products or an offering through our marketplace platforms. As of December 31, 2022, we had 6.5 million Total Customers who used 12.9 million Total Products and over 1,000 Enterprise Partners in our network. We utilize innovative approaches to financial advice, education and literacy by delivering our customers dynamic money-related content, positioning ourselves at the forefront of evolving trends in media consumption so that our customers can better understand and manage their finances. By providing both access and ability and shortening the distance between education and action, we empower customers to take control of their money, no matter their financial circumstances – Every Time You Money.

Our Platform

Consumer

Through our Consumer platform, accessible through the free-to-download MoneyLion mobile application and online at www.moneylion.com, we offer our integrated core suite of first-party financial products and services to make premium banking, borrowing and investing accessible to everyone. We believe the simplicity and seamless integration of these first-party products with a full spectrum of financial and non-financial offers set us apart in the industry. These products and services include personal financial management features that provide critical insights into a customer’s financial health and are designed to encourage sound saving and investing habits. We provide a differentiated solution to the industry by matching consumers to engaging and educational, curated money content, which we believe attracts and retains additional customers to MoneyLion. Our Consumer offering fills a necessary gap in the market by increasing transparency to the myriad financial products available to consumers and by reducing friction between recommendations and action. Our platform is intentionally designed to serve a broad segment of American consumers. We continue to develop, expand and refine our product and service offerings, features and content libraries to best serve our customers.

First-Party Financial Products and Services

RoarMoney

RoarMoney is our Federal Deposit Insurance Corporation (“FDIC”)-insured digital demand deposit account with zero minimums, premium features and rewards. Our RoarMoney demand deposit accounts are currently issued by Pathward, N.A. (“Pathward”) (f/k/a MetaBank, N.A.), a South Dakota-based, nationally chartered bank owned by Pathward Financial, Inc. (NASDAQ: CASH) (f/k/a Meta Financial Group, Inc.). We charge each RoarMoney account a $1 monthly administrative fee, which is deducted from the customer’s RoarMoney account, unless a customer’s RoarMoney account has less than $1 on deposit or the customer is a Credit Builder Plus member (as described further below).

RoarMoney accounts include a virtual debit card as well as a physical MoneyLion Debit Mastercard that can be used at approximately 55,000 Allpoint ATM network locations to make no-fee withdrawals. RoarMoney accounts can be funded with a paycheck direct deposit, any external debit card, an external bank account or a mobile check capture. For an additional retail service fee of up to $4.95 paid to the retailer, account holders may also make cash deposits to their RoarMoney debit cards through a network of over 90,000 retailers across the country, a service provided by Green Dot Corporation (“Green Dot”).

RoarMoney accounts include additional premium features and rewards, many of which are accessible by account holders for no additional mandatory fees, including:

•
“MoneyLion Pay,” our peer-to-peer money transfer feature through which customers can send and receive money through their RoarMoney accounts to and from other account holders for no additional fees.
•
Paychecks delivered up to two days earlier than the scheduled payment date with direct deposit into the RoarMoney account.
•
“Price Protection,” a Mastercard-sponsored insurance benefit, worth up to $1,000 in individual coverage limits per year per MoneyLion Debit Mastercard cardholder.
•
“Shake ‘N’ Bank” cashback rewards, through which customers can earn cash rewards, deposited into their MoneyLion Investing account, of up to five times of the amount of their purchase every day when they spend $10 or more, subject to a cap of $500, by shaking their phones.
•
Cashback rewards opportunities when customers make qualified purchases with eligible merchants using their RoarMoney virtual debit card or MoneyLion Debit Mastercard, which are tallied as reward points and redeemable for a cash deposit into their MoneyLion Investing account.

RoarMoney accounts also include robust security controls such as multi-factor authentication, contactless payment, instant card lock and protection against unauthorized purchases if cards are lost or stolen.

Instacash

Instacash is our 0% APR cash advance product that gives customers early access to their recurring income deposits. Customers who link their RoarMoney account or an external checking account can access Instacash advances at any time during a regular deposit period up to their advance limit, providing customers with the flexibility to cover temporary cash needs and avoid costly overdraft fees. Eligibility for Instacash is based on the verification of the customer’s checking account and the customer’s identity, without any required credit check. The advance limit is primarily based on a percentage of income or other recurring deposit amounts detected through the linked checking account, subject to special reward boosts that temporarily raise the advance limit and are awarded to customers who complete qualifying actions within the MoneyLion mobile application. These processes are fully automated unless there are any issues flagged via our customer identification processes, and we retain sole discretion to make Instacash advances.

There are no fees associated with regular delivery of funds to either a RoarMoney account (typically delivered within 12-48 hours) or an external checking account (typically delivered within two to five business days). However, customers have the option to pay an additional fee to receive their funds on an expedited basis (typically within minutes or less), the amount of which is based on the amount of the disbursement and whether the funds are delivered to a RoarMoney account or an external checking account. Customers may also choose to leave MoneyLion an optional tip for use of the Instacash service.

Credit Builder Plus

Our Credit Builder Plus membership program offers a path for our customers to access and manage funds, establish or rebuild credit history and monitor their financial health through a suite of products and services, including access to the Credit Builder Plus secured personal loan, for a monthly cost of $19.99. Customers join the membership for reasons such as improving their credit scores ahead of purchasing a house or vehicle, consolidating credit card debt, ahead of a large purchase or in response to a life event. Credit Builder Plus loans, which range from $500 to $1,000, are offered by our lending subsidiaries and allow members to establish up to twelve months of payment history with Equifax, Experian and TransUnion. The interest rate on a Credit Builder Plus loan ranges from 5.99% to 29.99%, and all have 12-month terms. For the year ended December 31, 2022, the average amount of a Credit Builder Plus loan was $721, with a weighted average APR of 21.45%.

In contrast to many credit builder loans or secured credit cards available in the market, we provide a portion of the loan proceeds to customers immediately. The amount of loan proceeds disbursed to the customer’s selected disbursement method is based on the customer’s credit profile, and we do not impose any minimum FICO score requirements. Our underwriting is driven by proprietary models that combine applicants’ prior credit history, based on credit bureau data, with bank account and income data and their repayment history with MoneyLion. The remainder of the proceeds are held in reserve in a credit reserve account with a third-party provider, DriveWealth LLC (“DriveWealth”), which account is in the customer’s name and maintained by ML Wealth LLC (“ML Wealth”), an indirect wholly-owned subsidiary of MoneyLion. Funds in the credit reserve account are held in low-volatility money market funds or cash sweep vehicles, reviewed on a monthly basis, and serve as collateral that partially secures the loan. The funds may not be withdrawn while the loan is outstanding and may be liquidated by us if the customer defaults on their loan obligations. With each on-time payment, customers build credit history, which is reported to all three credit bureaus, and receive their credit score and other key credit factors, such as credit utilization, to track their progress. 60% of customers with an active Credit Builder Plus loan as of December 31, 2022 raised their credit score by 29 points on average within 60 days. The funds held in the credit reserve account become fully accessible to the customer once the full loan amount has been repaid.

Although Credit Builder Plus members may incur certain fees or charges for using specific products and services bundled in the membership (such as interest charged on the Credit Builder Plus loan), Credit Builder Plus members in good standing do not pay additional recurring fees for the RoarMoney account and MoneyLion Investing account included in the membership program—the administrative fees for both accounts are waived. We also offer our Credit Builder Plus members access to the Lion’s Share Loyalty Program, where they can earn rewards of up to $19.99 per month, allowing them to partially or fully offset the price of the membership. The size of the Lion’s Share reward each month depends on a member’s number of logins and qualifying RoarMoney virtual card or MoneyLion Debit Mastercard purchases.

As part of the continued evolution of our membership model, we are in the process of launching a new membership, which is currently available to a limited number of users and offers additional exclusive premium features and engagement opportunities with members at a lower membership price.

MoneyLion Investing

MoneyLion Investing is an online investment account that offers access to separately managed accounts invested based on model exchange-traded fund (“ETF”) portfolios, enabling customers to invest any amount of their choosing, with no account minimums. Through MoneyLion Investing, customers are able to develop sound investing habits through features such as auto-investing, allowing them to automatically contribute into their account with recurring direct deposits, and “Round Ups” (which is described further below under “— Round Ups”). MoneyLion Investing accounts are managed on a discretionary basis by ML Wealth, an SEC-registered investment adviser. As of December 31, 2022, ML Wealth had discretionary assets under management of approximately $10.7 million. Brokerage and custodial services are provided by DriveWealth. See “— Our Business Model — Third-Party Providers — DriveWealth” for additional information regarding our agreement with DriveWealth.

With a MoneyLion Investing account, customers establish their investment strategy based on their preferred balance of risk and return and receive a personalized portfolio comprising a mix of stock and bond ETFs. MoneyLion Investing accounts are managed to and rebalanced toward target asset allocations periodically, as well as whenever there is money movement within an account or when model allocations are updated. Wilshire Associates, Inc. (“Wilshire”) provides ML Wealth with consulting services to develop and maintain the risk-based asset allocation and ETF selection for the core allocation models that ML Wealth offers to customers. ML Wealth compensates Wilshire directly through a flat fee investment consulting arrangement for its services, including asset allocation research and advice, as well as security due diligence and selection.

Additionally, customers can invest in their interests by adding thematic investing aligned to specific topics such as technology innovation and social responsibility. These additional thematic ETF models are incorporated as part of a customer’s target asset allocations alongside their core risk-based asset allocation model. Thematic investment portfolios are powered by Wilshire and Global X Management Company LLC (“Global X”), which each provide research and consulting services regarding the construction of the thematic portfolios. ML Wealth does not compensate Global X for these services.

We charge each MoneyLion Investing account a tiered monthly administrative fee based on the account value: $1 for accounts valued up to $5,000, $3 for accounts valued over $5,000 but under $25,000, and $5 for accounts valued over $25,000. This fee is deducted from the customer’s MoneyLion Investing account, unless the account has no balance or the customer is a Credit Builder Plus member (as described above). We do not separately charge ongoing management or trading fees.

MoneyLion Crypto

MoneyLion Crypto is an online cryptocurrency account available only to RoarMoney account holders that enables customers to buy, sell and hold certain cryptocurrencies. The account is provided by Zero Hash LLC and its affiliate, Zero Hash Liquidity Services LLC (collectively, “Zero Hash”) and is available in all U.S. states and the District of Columbia except for Hawaii. The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California, Indiana and Wisconsin, where Zero Hash relies upon licensing exemptions; (ii) Montana, which does not currently have a money transmitter licensing requirement; and (iii) Hawaii. See “— Our Business Model — Third-Party Providers — Zero Hash” for additional information regarding our agreement with Zero Hash.

Customers are subject to a minimum purchase per transaction of $1 and a daily maximum total purchase limit of $10,000, funded using the balance in their RoarMoney account. We do not charge an additional transaction fee to buy or sell crypto assets. MoneyLion Crypto also includes features such as auto-investing, allowing customers to automatically purchase available cryptocurrencies on an automated, recurring basis based on a frequency of their choice (daily, weekly, biweekly or monthly), and “Round Ups” to purchase Bitcoin (which is described further below under “— “Round Ups”).

As of December 31, 2022, the only cryptocurrencies available through MoneyLion Crypto were Bitcoin, Bitcoin Cash, Ether and Litecoin. We have evaluated and will continue to evaluate expanding the cryptocurrency offerings available to our customers in light of, among other factors, customer demand, estimated costs, potential risks and applicable laws and regulatory guidance relating to different types of cryptocurrency and digital assets. Transactions in additional digital assets may only be made available through MoneyLion Crypto if mutually agreed between us and Zero Hash, and both we and Zero Hash must consent in writing before adding any additional digital assets to the program.

Round Ups

As part of our core suite of first-party products and services, we provide features designed to encourage customers to establish good saving and investing habits. Using our “Round Ups” feature, customers automatically round up qualifying purchases (excluding, for instance, balance transfers and ATM transactions) made on their RoarMoney account or an external bank account to the nearest dollar. Once Round Ups reach $5, the accrued amount is either, at the election of the customer upon activating Round Ups, transferred to the customer’s MoneyLion Investing account and invested in accordance with the customer’s chosen investment strategy or transferred to the customer’s MoneyLion Crypto account and invested in Bitcoin. Currently, Round Ups transferred to a customer’s MoneyLion Crypto account are only invested in Bitcoin and not any other cryptocurrency available through MoneyLion Crypto. In addition, customers have the option to choose to double each Round Up in order to increase the invested funds. If customers do not have sufficient funds to cover a full Round Up transfer, the lesser available amount is transferred for investment instead of the full Round Up amount.

All MoneyLion users are eligible to sign up for Round Ups. In order to enable Round Ups, a customer is required to designate (i) at least one debit or credit card that is linked to the MoneyLion mobile application as a transaction source from which qualifying purchases will be rounded up and (ii) a bank account that is linked to the MoneyLion mobile application from which we are authorized to debit amounts to fund Round Ups. There are no additional fees required to use the Round Up feature, though separate fees may be required associated with the RoarMoney and MoneyLion Investing accounts, as described above.

The Round Up feature allows customers to build their MoneyLion Investing or MoneyLion Crypto portfolio with discipline and consistency, helping customers stay invested even in challenging times, with frequent and regular investments that avoid overreactions to market movements and headlines. We believe this feature provides our customers with the option to take easy action to live a better financial life, helping them to achieve their financial goals or bridge times of financial need.

Content

We connect customers to curated money-related content, available via a personalized content feed in the MoneyLion mobile application called Discover, our website and our social media channels, to drive engagement with our Consumer platform. Discover includes the “Trending” content feed to deliver selected trending video content to customers based on what our algorithms and proprietary data sets determine is most relevant for them. Discover also includes the “Playlists” collection, where we present dynamic topic-driven content bundles and MoneyLion original series to deepen engagement on relevant and popular topics. Both Trending and Playlists include content on topics such as paying down debt, investing, budgeting, money hacks and financial news.

Powered by our media division, our content capabilities allow us to not only drive higher engagement but also encourage our customers’ exploration of ideas, advice and insights regarding their financial lives. We seek to improve the financial literacy gap in the U.S. by educating customers about money and finance via easily digested short-form video content, an approach that leverages trends in media consumption and the popularity of social media. Our efforts to reach customers through easy-to-understand and enjoyable content is not only designed to equip them with financial knowledge but also to entertain and engage them to deliver a delightful customer experience. Ultimately, our content strategy seeks to place MoneyLion as the go-to destination when customers seek guidance and solutions for all of their money decisions— no matter how big or small.

We have also undertaken strategic initiatives designed to place MoneyLion in the center of more money-adjacent conversations, such as tapping into new synergies in the sports industry by expanding our partnerships with both professional and collegiate athletes. We also continue to grow the network of creators and influencers that we work with directly for the creation and licensing of content. For example, in July 2022, we launched the MoneyLion Creator Experience, an editorially reviewed program of authenticated creators through which we source, acquire and license money-related content for Discover. By collecting and curating educational and actionable content in our Consumer business that enhances our customer’s financial literacy, we empower our customers with both the ability and the access to achieve better financial outcomes.

Enterprise

Consumer Marketplace

Our Enterprise business infrastructure and software powers our Consumer marketplace, delivered through the MoneyLion mobile application and website, through which customers can access a broad range of personalized and actionable offers for both financial and non-financial products and services. These offers, provided by our Product Partners, are accessible by consumers on a standalone basis and cover a wide variety of categories, including loans, savings, credit cards, insurance, mortgages, education, automotive and travel, among others.

The Consumer marketplace expands the breadth and depth of available products and services on our platform. We leverage our machine-learning recommendation algorithms and vast amounts of contextualized data about our customers to deliver highly relevant solutions for them in one easy-to-access, easy-to-use experience. We believe we create more value for our customers by providing additional opportunities for them to earn more, save more and spend and borrow smarter. We continue to evaluate and expand the number and types of offers and third-party partners on the Consumer marketplace.

Enterprise Marketplace

Through the same Enterprise business infrastructure and software, we power leading embedded finance marketplace solutions, delivered through innovative technology, which we believe offers the definitive search, comparison and recommendation engine for financial products and services. Our Enterprise clients integrate our software platform into their properties, enabling their consumers to submit their information and get matched with real-time, personalized financial product and service offers. We offer multiple levels of integrations, ranging from a simple link-out to a co-branded, customizable webpage that we host for clients, to more sophisticated embedded code or fully custom-built, native API integrations. In addition, we provide value-added data analytics and reporting services to our Enterprise clients, including benchmark reports and comparison insights, enabling them to better understand the performance of their marketplace programs and optimize their business over time.

For our Product Partners, which provide the financial products and services in the marketplace, our marketplace platform expands their reach and lets them more easily engage high-intent consumers when and where they seek financial offerings. For our Channel Partners, the organizations through which we reach a wide base of consumers, including news sites, content publishers, product comparison sites and financial institutions, our platform provides them with a breadth of financial products and services to add to their business with ease. As of December 31, 2022, we had 480 Product Partners and 587 Channel Partners on our platform.

Our platform offers a more simple and efficient system of customer acquisition for our Enterprise Partners, and we have a strong track record of delivering growth for them. By providing both sides of the network via a programmatic online marketplace, we create a powerful engine for real-time, personalized financial product and service search, comparison and recommendations. Our Consumer business also benefits by the synergies gained through the Enterprise business, as we can efficiently acquire customers for our first-party products through our Channel Partners.

Media

Through our media division, which provides the foundation for our Consumer content strategy (as described above), we offer creative media and marketing services to clients in our Enterprise business across a variety of industries, including entertainment, sports, gaming and live streaming. We produce content across a myriad of digital media, from bespoke advertising and marketing campaigns and original sponsor-branded content to livestream events, podcast series and feature length documentaries.

Our Strategies

We have a unique set of assets that allow us to acquire customers at scale through our first-party Consumer products as well as through our Enterprise two-sided marketplace solutions. We have leading technology and data processing capabilities that allow us to capitalize on the structural advantages inherent in being a digitally native, data-driven, customer-centric and built-to-scale platform. Our media assets and creative capabilities serve to capture the culture of money and provide engaging insights through diverse media channels in support of both our Consumer and Enterprise strategies. Our strategies are designed to continue building upon the momentum we have generated to date to create even greater lifetime value for our customers.

Scale Top-of-Funnel Conversion Efficiently

Our unique combination of diversified product and service offerings, content capabilities, deep data insights and marketplace assets collectively drives a large top-of-funnel, which we continue to scale to efficiently acquire customers. During the year ended December 31, 2022, we had approximately 115 million Total Inquiries, representing the aggregate number of MoneyLion mobile application installations, users who have registered via the MoneyLion website and number of submitted consumer applications for financial products across our Enterprise marketplace business.

This large top-of-funnel feeds into our highly efficient customer acquisition approach that we believe presents us with a significant opportunity to effectively drive new customer growth at industry-leading low costs. As we expand our Enterprise Partner relationships (as described further below), we grow the connected network of high-intent consumers and financial product and service providers, resulting in lower costs to acquire customers compared to traditional performance marketing channels. In addition, our content creation capabilities give us differentiated customer acquisition and retention advantages. For instance, we create multiple secondary content pieces from an original long-form content asset and cycle these assets and marketing narratives across earned media channels and our own platform, which we believe allows us to generate a sustainable cost advantage. We also seek community-based growth strategies, and, in 2022, we expanded our peer-to-peer referral initiatives as part of our efforts to drive efficient customer acquisition.

During the year ended December 31, 2022, we added approximately 3.2 million Total Customers and had 6.5 million Total Customers as of December 31, 2022, representing approximately 97% growth year-over-year. In addition, our marketing mix shifted towards more efficient and sustainable channels during 2022 as we continued to reduce our marketing spend on paid digital advertising. As we continue to scale and increase our market presence and brand awareness, we will have opportunities to further grow our top-of-funnel and enhance conversion by leveraging a sizable customer base and associated data that will expand our customer insights. In turn, this will allow us to innovate and offer even broader solutions to attract more customers to our platform at a lower cost.

Compound Our Data Advantage and Deliver Solutions with Innovative Technology

The foundation of MoneyLion is data. Our customers provide us with contextualized data to analyze so that we can grow our understanding of their financial circumstances. Since inception, approximately 20 million bank accounts were linked on our platform and we had over 33 million unique consumer profiles across our platform. We ingest billions of transactional data points each day, and we are constantly analyzing this data through our 35 machine learning models to generate billions of inferences, categorizations and predictions per day that we distill into approximately 12,000 insights for each of our customers. With an ever-growing number of consumer touchpoints providing consumer information, qualification attributes, intent data and conversion statistics, we continue to strategically seek and build our proprietary knowledge and enhance the predictive value of our data.

Combining this data with our strong track record of underwriting, pricing risk and originating credit at scale, we have amassed a data advantage that underpins our platform and continues to compound over time, and we now benefit from continuing improvements made to our data models since inception. This advantage drives our approach to understanding the problems of our customers, how we can address these problems with personalized experiences across our platform, how to accelerate the development of first-party products and services and the adoption of our and third-party partners’ products and services and how we approach prospective customers in a timely, cost-effective manner.

Using these data insights, we have built an integrated technology platform designed to deliver optimal solutions for customers in both our Consumer and Enterprise businesses while reducing our costs and automating business processes to increase our efficiency. Crucially, these methods are not only used to enhance the experience in our Consumer platform but are also provided to our Enterprise clients through data products and services that optimize their marketplace integrations and competitiveness, ranging from benchmarking tools to lead-level data. We continue to evaluate opportunities and initiatives to apply and commercialize our data advantage in ways to grow our business.

Expand Enterprise Partner Relationships to Generate High-Intent Customers and Broaden Our Product and Service Portfolio

Through our leading embedded marketplace solutions, we are delivering the evolution of search, comparison and recommendation for financial products and services. We enable any company to add financial product and service offerings to their business, connecting consumers with the right offers when and where they choose to engage. As of December 31, 2022, we had over 1,000 Enterprise Partners, forming a powerful and efficient network of supply and demand that presents a positive value proposition for consumers and businesses alike.

We believe we have a significant opportunity to grow our Enterprise business, both in existing sectors and via selective expansion into adjacent, high-value verticals. We seek to secure supply by locking in existing and additional Channel Partners through strategic pricing and incentives, generating more high-intent consumers and driving awareness by meeting them where they seek financial products and services. We also endeavor to deepen demand by becoming an integral part of our Product Partners’ infrastructure through lower cost and more efficient customer acquisition, which also broadens our expansive product and service portfolio with which to connect such high-intent consumers, including diversified non-financial offers. Moreover, we remain focused on generating additional opportunities for monetization by refining our Enterprise business model.

Ultimately, expanding our Enterprise Partner relationships fuels a synergistic flywheel effect across our Consumer and Enterprise businesses that drives our growth and capabilities. As we increase our Channel Partners and add additional Total Customers and data, we generate better product and service recommendations. As we increase our Product Partners and expand our portfolio of products and services, we improve customer outcomes, leading to more conversions and better monetization.

Engage, Educate and Empower Customers to Enhance the Customer Experience

Our platform is designed to foster a relationship with our customers and provide them with the tools to search, discover, learn and share ideas and insights regarding their finances in an informative and enjoyable manner. Our content strategy is based on our differentiated ability to introduce MoneyLion to prospective customers and engage with existing customers through culturally relevant money-related content and stories, told through thought leaders and recognized influencers. Leveraging our data insights about individual customers, this content is delivered in context alongside tools to achieve financial goals and actionable offers to make smart money decisions. The content is also curated for each customer as part of our strategy to deliver advice and guidance to our customers, not impersonal ads. Advice and guidance reflect our holistic, customer-centric set of automated suggestions, recommendations, behavioral nudges, goal setting and adjustment, planning tips and reporting across the entire spectrum of financial product discovery, saving, spending, borrowing and investing activities driven by our knowledge of the customer, their peers and our customers’ own goals.

This modern approach to customer engagement and financial education allows our customers to better understand their individual financial circumstances and, with the easy access we provide to a broad range of solutions, take action to live a better financial life. We believe that continuing to expand the breadth and depth of money-related content which not only educates but entertains customers, while enhancing personalization and delivering impactful products, services and features, will significantly augment the user experience while driving monetization and lifetime value. Furthermore, we believe our innovations in customer engagement and retention have provided us with network effects that we expect to continue as we scale.

We are dedicated to addressing the needs of our customers not only by empowering them to manage their financial lives, but also by delivering an optimal customer digital experience and easy-to-use interface via the MoneyLion mobile application. To support customer satisfaction, we offer a searchable, self-service Frequently Asked Questions database within our Help Center, which is supplemented by chat support via chatbot or live agent. At the end of 2022, we also enhanced and refreshed our visual identity, delivering a step-function improvement in the overall MoneyLion experience. As of December 31, 2022, we had received over 144,000 five-star ratings across all app stores, with a 4.7-star average on Apple, a 4.4-star average on Google and a 4.7-star average on TrustPilot, and had an overall Net Promoter Score of 63 for December 2022.

Optimize Business Equation to Drive Profitable Conversions and Cross-Sell Across Our Platform

Our platform approach is designed to not only deliver improved outcomes throughout our customers’ entire financial lives but also to produce strong revenue growth and profitability. A platform model allows us to generate multiple income streams from a single customer and deliver products and services at pricing levels that we believe will be comparatively lower over the long-term while maintaining sound operating margins. This leads to attractive unit economics that, coupled with our strong customer payback periods and recurring revenue profile, lays the foundation for profitable growth at scale.

Our focus on forming deep customer relationships expands lifetime value as our lifecycle engine leverages our existing customer base, content strategy and breadth of first- and third-party products and services to drive overall product usage. As customers consume content and receive advice and guidance, we increase engagement for ourselves and our Enterprise Partners. In turn, we gain insights on how to optimize the cross-sell opportunities for us and our partners. Cross-selling incremental product adoption per customer drives revenue and revenue diversification and further enhances our profitability by resulting in a lower cost to acquire and service customers.

As of December 31, 2022, we had 6.5 million Total Customers who used 12.9 million Total Products, which translates to approximately 2.0 products per customer. We believe the number of customers using two or more products will further expand as we continue to realize synergies across our Consumer and Enterprise businesses.

Capture Opportunities in a Large and Expanding Total Addressable Market

We believe that the combination of solutions that we provide uniquely positions us to disrupt how financial products and services are consumed, unlocking a total addressable market that we estimate to be upwards of $250 billion with respect to our Consumer business and upwards of $185 billion with respect to our Enterprise business. While we have achieved significant growth and scale to date, including as the result of strategic acquisitions that we undertook to extend our addressable market, we believe we have a long runway for future growth across our business. We will continue to evaluate opportunistic acquisitions and other strategic transactions that would allow us to capture additional opportunities in our addressable market, expand our product and service offerings to our existing customers or allow us to enter new verticals.

Our Business Model

Revenue Overview

We categorize our revenue based on our Consumer and Enterprise businesses. For the year ended December 31, 2022, we generated $219.0 million of revenue from our Consumer business, representing 64.3% of total revenues, net, and $121.8 million of revenue from our Enterprise business, representing 35.7% of total revenues, net. For the year ended December 31, 2022, we generated $206.5 million of Adjusted Revenue from our Consumer business, representing 62.9% of total Adjusted Revenue, and $121.8 million of Adjusted Revenue from our Enterprise business, representing 37.1% of total Adjusted Revenue. Adjusted Revenue is a non-GAAP measure. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” for a definition of Adjusted Revenue and a reconciliation of Adjusted Revenue to the most directly comparable GAAP measure, total revenues, net.

Consumer

In our Consumer business, we primarily earn revenue as follows:

•
RoarMoney Banking: We earn revenue from interchange fees from payment networks based on customer expenditures on the debit card, as well as transaction volume-based incentive payments from the payment network. We also earn revenue from cardholder fees charged to our customers, such as the monthly administrative fee, an out-of-network ATM fee, a foreign transaction fee and instant transfer fees. Interchange fees, payment network payments and cardholder fees are reflected in service and subscription fees.
•
Instacash: We earn revenue from optional tips and instant transfer fees, both reflected in service and subscription fees.
•
Credit Builder Plus: We earn revenue from the monthly subscription fee paid by our customers, which is reflected in service and subscription fees. We also earn revenue from interest income on Credit Builder Plus loans, which is reflected in net interest income on finance receivables.
•
MoneyLion Investing: We earn revenue from the monthly administration fee paid by our customers, which is reflected in service and subscription fees.
•
MoneyLion Crypto: We earn revenue from Zero Hash, which is reflected in service and subscription fees, as they pay us a share of the fees that they earn from our customers in exchange for us enabling Zero Hash to effect digital currency-related transactions for our customers.

Enterprise

In our Enterprise business, we primarily earn revenue, reflected in enterprise service revenues, as follows:

•
Consumer Marketplace: We earn revenue from fees from our Product Partners based on a range of criteria depending on each Product Partner relationship, including, but not limited to, customers’ clicks, impressions, completed transactions or a share of revenue generated for the Product Partner.
•
Enterprise Marketplace: We earn revenue from fees from our Enterprise Partners based on a range of criteria depending on each Enterprise Partner relationship, including, but not limited to, customers’ clicks, completed transactions or a share of revenue generated for the Product Partner. We also earn various SaaS and platform fees from our Enterprise Partners.
•
Media Services: We earn revenue from our clients based on performance obligations within our contracts with them.

Originated Receivables

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, are funded through special purpose vehicle financings from third-party institutional lenders. In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of MoneyLion (the “ROAR 1 SPV Borrower”), entered into a $100 million credit agreement (the “ROAR 1 SPV Credit Facility”) with a lender for the funding of receivables, which secure the ROAR 1 SPV Credit Facility. As of December 31, 2022, $83.0 million aggregate principal amount was outstanding under the ROAR 1 SPV Credit Facility. In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned subsidiary of MoneyLion (the “ROAR 2 SPV Borrower”), entered into a $125 million credit agreement (the “ROAR 2 SPV Credit Facility”) with a lender for the funding of receivables, which secure the ROAR 2 SPV Credit Facility. As of December 31, 2022, $63.0 million aggregate principal amount was outstanding under the ROAR 2 SPV Credit Facility. For additional information regarding ROAR 1 SPV Borrower and ROAR 2 SPV Borrower and the financing structure, see Part II, Item 8 “Financial Statements and Supplementary Data — Variable Interest Entities.”

Prior to the end of the fourth quarter of 2021, originated receivables were primarily financed through Invest in America Credit Fund 1 LLC (“IIA”), which was wound down at the end of the fourth quarter of 2021 and had no assets as of December 31, 2021. For additional information regarding IIA, see Part II, Item 8 “Financial Statements and Supplementary Data — Description of Business and Basis of Presentation.”

Third-Party Providers

We rely on agreements with Pathward, DriveWealth, Zero Hash and other third-party providers to provide deposit accounts, debit card services, investment advisory services and cryptocurrency-related services.

Banking Partners

Our RoarMoney demand deposit accounts and associated debit cards are currently issued by Pathward. Our partnership with Pathward allows us to provide deposit accounts and debit cards while complying with various federal, state and other laws. Pathward also sponsors access to debit networks and ACH for payment transactions, funding transactions and associated settlement of funds.

Our subsidiary, ML Plus LLC, is party to an Account Servicing Agreement with Pathward (as amended from time to time, the “Account Servicing Agreement”), which was amended in December 2021 to extend the term from January 2023 to January 2026, with automatic renewal for successive two-year periods unless either party provides written notice of non-renewal, which may be provided without cause to the other party at least 180 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or Pathward may terminate the Account Servicing Agreement immediately upon written notice to the other party.

Under the terms of the Account Servicing Agreement, Pathward receives all of the program revenue and transaction fees and passes them on to us, minus any obligations owed to Pathward. We generally pay all expenses related to the arrangement, including payment network fees, marketing expenses, vendor management expenses and taxes. In addition, pursuant to the Account Servicing Agreement, Pathward has the right to supervise, oversee, monitor and review our performance, and we are required to comply with applicable laws and regulations, including data privacy, U.S. Bank Secrecy Act (“BSA”) / U.S. anti-money laundering (“AML”) and Customer Identification Program requirements. The Account Servicing Agreement does not prohibit Pathward from working with our competitors or from offering competing services, nor does it prevent us from working with other banks to provide similar services.

In connection with our arrangements with Pathward, we have also entered into a multi-year service agreement with Galileo (as amended from time to time, the “Service Agreement”), pursuant to which Galileo processes all transactions for the RoarMoney accounts and debit cards and handles corresponding payments and adjustments. Galileo also maintains cardholder information, implements certain fraud control processes and procedures and provides related services in connection with the RoarMoney accounts and debit cards. We pay the greater of actual fees or the minimum monthly fee for these services. The Service Agreement renews for successive two-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least 180 days prior to the end of any such term. Each party also has certain early termination rights under the Service Agreement.

Under our network membership agreement with Green Dot, all transactions made by customers through the Green Dot network are settled by Pathward. We do not pay Green Dot any fees for this service and we receive a portion of the retail service fee revenue collected by retailers. Green Dot may have revenue sharing arrangements with retailers.

DriveWealth

Our MoneyLion Investing offering is currently reliant upon DriveWealth, a third-party broker-dealer partner. Under the terms of ML Wealth’s Amended and Restated Carrying Agreement with DriveWealth (as amended from time to time, the “Carrying Agreement”), DriveWealth provides brokerage and custodial services for the investment accounts facilitated through MoneyLion Investing, including by executing orders successfully submitted by ML Wealth via its master trading account. The term of the Carrying Agreement ends in October 2023, with automatic renewal for successive one-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least 60 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or DriveWealth may terminate the Carrying Agreement immediately upon written notice to the other party.

Under the terms of our arrangement with DriveWealth, our MoneyLion Investing customers must sign a Customer Account Agreement with DriveWealth, and DriveWealth maintains ultimate authority on whether to reject the opening of an account, or to take any actions related to an account, including closing any account, liquidating the assets under an account or limiting the activities of any account, if DriveWealth deems it necessary to comply with applicable laws or if there is a reasonable risk-based justification for doing so. The Carrying Agreement does not prohibit DriveWealth from working with our competitors or from offering competing services, and DriveWealth currently provides similar services to a variety of other financial institutions.

Zero Hash

Our MoneyLion Crypto offering is currently reliant upon Zero Hash, a third-party regulated digital asset settlement and custody service provider. Under the terms of the Licensing and Cooperating Agreement with Zero Hash, entered into on March 26, 2021 (as amended from time to time, the “Licensing and Cooperating Agreement”), Zero Hash pays us a share of the fees that they earn from our customers in exchange for us enabling Zero Hash to effect digital currency-related transactions for our customers with RoarMoney accounts that reside in states where Zero Hash is authorized to conduct digital assets activities, which currently includes all U.S. states and the District of Columbia except for Hawaii. As of December 31, 2022, the only cryptocurrencies available through MoneyLion Crypto were Bitcoin, Bitcoin Cash, Ether and Litecoin. We have evaluated and will continue to evaluate expanding the cryptocurrency offerings available to our customers in light of, among other factors, customer demand, estimated costs, potential risks and applicable laws and regulatory guidance relating to different types of cryptocurrency and digital assets. Transactions in additional digital assets may only be made available through the MoneyLion Crypto account if mutually agreed between us and Zero Hash, and both we and Zero Hash must consent in writing before adding any additional digital assets to the program.

Under the terms of the Licensing and Cooperating Agreement, Zero Hash is primarily liable for its digital asset activities. We are not directly involved in any cryptocurrency transactions or the exchange of fiat funds for cryptocurrency taking place at or through Zero Hash, which provides all custody, trading and pricing of the crypto assets. We enable Zero Hash to offer its services to MoneyLion Crypto customers through our platform; each customer opening a MoneyLion Crypto account is required to enter into a separate user agreement with Zero Hash (the “Zero Hash User Agreement”) to engage in the buying and selling of the available cryptocurrency offerings. Our role is limited to passing instructions from MoneyLion Crypto customers to Pathward, as depository bank (that provides the RoarMoney demand deposit account) to instruct Pathward to transfer funds to Zero Hash for the crypto asset transaction(s). The depository bank then sends, pursuant to the customer’s instructions, funds directly to Zero Hash.

Opening Zero Hash accounts, approving Zero Hash customers, the Zero Hash User Agreement, supervising Zero Hash accounts used for the custody of crypto assets and the crypto asset transactions themselves are all within the exclusive control of Zero Hash. Zero Hash maintains all liability for the money transmission, custody and transfer services provided pursuant to the Zero Hash User Agreement, and further assumes all liability with respect to their provision of cryptocurrency services, the purchase and sale of cryptocurrency, customer claims regarding Zero Hash’s settlement of cryptocurrency and Zero Hash’s failure to comply with applicable law related to the trading, settlement and custodian services it provides to customers. As we are not directly involved in the custody, trading or pricing of any crypto assets and instead enable Zero Hash to offer its crypto asset services to MoneyLion Crypto customers, we do not maintain insurance policies covering the crypto assets in which MoneyLion Crypto customers transact. Our direct arrangement with Zero Hash obligates Zero Hash to maintain all applicable licenses and to comply with applicable law and also specifically requires Zero Hash to indemnify us for, among other things, all liabilities, losses, expenses and costs arising out of, in connection with or relating to (a) Zero Hash’s failure to perform or comply with the provisions of the agreement, (b) Zero Hash’s cryptocurrency business and their provision of cryptocurrency transaction services, (c) any claims or disputes between Zero Hash and a customer with respect to the purchase and sale of cryptocurrency and (d) any failure by Zero Hash to comply with, or perform any action required by, applicable laws, rules and regulations. However, Zero Hash is not required to indemnify us or MoneyLion Crypto customers for any risk of loss related to customers’ underlying crypto assets, nor is Zero Hash required to maintain an insurance policy with respect to the crypto assets of MoneyLion Crypto customers custodied with Zero Hash. Zero Hash’s wallet technology provider, Fireblocks, is SOC 2 Type II certified by Ernst & Young and undergoes a SOC 2 Type II review on an annual basis, as well as regular penetration testing by third-party firms to evaluate the Fireblocks security architecture. Fireblocks also maintains an insurance policy which has coverage for technology, cyberattacks and professional liability and is rated “A” by A.M. Best based on the strength of the policy. However, Zero Hash does not maintain separate insurance coverage for any risk of loss with respect to the digital assets that they custody on behalf of customers. As a result, customers who purchase cryptocurrencies through MoneyLion Crypto may suffer losses with respect to their digital assets that are not covered by insurance and for which no person is liable for damages and may have limited rights of legal recourse in the event of such loss. For additional information, see Part I, Item 1A “Risk Factors — Risks Relating to Regulation — States may require that we obtain licenses that apply to blockchain technologies and digital assets.”

Competitive Landscape

We operate in dynamic, fragmented and highly competitive industries across our business lines, characterized by rapidly evolving technologies, frequent product and service introductions and competition based on pricing, innovative features, quality and functionality, brand recognition and other differentiators. With respect to our financial product and service offerings, we compete in varying degrees with a variety of direct and marketplace providers of consumer-focused banking, lending, investing and other financial products. Our competitors include traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or advance products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. In addition to competing for customers for our product and service offerings, we also compete to attract viewership of the content to which we connect customers, as there are other sources of financial-related content and news, many of which are more established and have a larger subscriber base. With respect to our media division, we compete with others in the digital media and content creation industry, which range from large and established media companies, including social media companies, advertising service providers and production studios, to emerging start-ups.

We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve. Some of our current and potential competitors have longer operating histories, particularly with respect to financial services products similar to ours, significantly greater financial, technical, marketing and other resources and a larger customer base than we do. Notwithstanding these competitive challenges, we believe that the combination of our personalized, mass market offering of financial products and services, technology-driven marketplace solutions, data-driven approach and content capabilities presents a compelling competitive differentiator that continues to compound and will allow us to compete effectively.

Seasonality

We may experience seasonal fluctuations in our revenue. During the fourth quarter, revenue in our Consumer business may benefit from increased consumer spending during the holiday season, which may increase demand for our loan and advance products and services as consumers seek additional liquidity. During the first quarter, we may see weaker demand for our loan and advance products and services as a result of the impact of tax refunds on consumers' liquidity needs, but stronger demand for our banking and investment products and services. In our Enterprise business, due to corporate client advertising spending patterns throughout the year, we may generate higher revenue in our media division in the second and fourth quarters compared to other quarters. Adverse events that occur during these months could have a disproportionate effect on our financial results for the year. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on our business, as described herein.

Human Capital Resources

One of our core values underpinning our mission is Win Together: we embrace our global footprint and diversity of opinions from technology, design, finance and business. To that end, one of our goals is to attract and retain the best employees by providing a transformative career experience, driving a high performance culture with a shared vision to rewire the financial system. As of December 31, 2022, we had a total of 677 employees across all locations. Of our employees, approximately 15%, 45%, 17%, 4% and 1% are located in our New York City, Kuala Lumpur, Jersey City, Santa Monica and Sioux Falls offices, respectively, and the remaining approximately 18% work remotely. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be very strong and have not historically experienced any work stoppages.

As the focal point of our human capital strategy, we focus on becoming a destination for top talent. We attract smart individuals who possess a passion for innovation and flourish when provided the opportunity to learn and grow. We pride ourselves on a collaborative culture that values the team over the individual. In operating multiple offices across the globe, bringing together some of the best talent from both the U.S. and around the world, we place significant emphasis on achieving an integrated, one-firm culture and employee experience.

Our total compensation and benefits programs are designed to attract and retain a talented and motivated employee base. The comprehensive benefits that we offer, including health and other insurance coverage, paid time off, a 401(K) retirement plan with employer matching and on-demand mental health support, reflect our care for the well-being of our employees. We have a broad-based equity compensation program that aligns the interests of our employees to the long-term interests of our shareholders, as well as peer-based recognition and rewards, transparent incentive and promotion processes and resources dedicated to learning and development initiatives which reflect our investment in manager capability building.

We place special emphasis on diversity, from our recruitment process to our career development programs. Our management team members come from diverse backgrounds and seek to grow the company with diversity clearly established as an organization priority. We have established employee resource groups, which are employee-led groups that provide support and assistance in both personal and professional capacities and also allow members to connect with management and colleagues across the organization and pursue actionable solutions to any challenges they face. For example, Here Women Roar is an employee resource group that aims to champion the growth and advancement of women at MoneyLion by investing in their social, personal and professional development, and Roar With Pride is an employee resource group dedicated to supporting, promoting and recruiting LGBTI+ employees and allies. These programs are designed to allow employees of all different backgrounds to thrive and our teams to outperform.

Regulatory Environment

Overview

We operate in a rapidly evolving regulatory environment and are subject to extensive and complex regulation under U.S. federal law and the laws of the states in which we operate. These cover most aspects of our business and include federal and state laws, regulations, rules and regulatory and supervisory guidance relating to consumer finance and protection, unfair, deceptive or abusive acts or practices, product-specific state licensing requirements, privacy and data protection and our activities in banking, cash advances, payments, investment advisory and digital assets services, among other areas. We are impacted by these laws and regulations both directly and indirectly, including by way of our partnership with Pathward, which provides deposit accounts and debit cards to our customers.

We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate or if we were to release new products or services. In addition, the regulatory framework for our products and services is evolving and uncertain as federal and state governments and regulators consider the application of existing laws and potential adoption of new laws. New laws and regulations, as well as continued uncertainty regarding the application of existing laws and regulations to our products and services, may negatively affect our business.

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, compliance imposes significant burdens on our operations, and no assurance is given that our policies and procedures will be effective or will be adequate as laws change or are applied in a new manner. Failure to comply with regulatory requirements applicable to us may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability and constraints on our ability to continue to operate. For additional information relating to regulation and regulatory actions, see Part I, Item 1A “Risk Factors — Risks Related to Regulation.”

Regulation of Our Business and Offerings

Pathward: Regulation of Our Bank Partnership Model

Through our partnership with Pathward, we offer our RoarMoney deposit accounts and debit cards, both of which are provided by Pathward. Pathward is chartered as a national bank and subject to regulation and supervision, including by the Office of the Comptroller of the Currency (the “OCC”), Pathward’s primary banking regulator, and the FDIC. Many laws and regulations that apply directly to Pathward are indirectly applicable to us as a service provider to Pathward. As a result, our partnership with Pathward is also subject to the supervision and enforcement authority of the OCC. Additionally, in order for each participating RoarMoney customer’s deposits to be covered by FDIC insurance up to the applicable maximum deposit insurance amount, we and Pathward must meet certain eligibility requirements established by the FDIC, such as adequately evidencing participating customers’ ownership of each account.

ML Wealth: Regulation of Our Investment Adviser

We offer investment management services for MoneyLion Investing customers through our wholly-owned subsidiary, ML Wealth. As a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), ML Wealth is subject to, among other things, anti-fraud provisions and fiduciary duties derived from the Advisers Act and various restrictions and obligations related to its dealings with clients and investments it manages. These requirements include maintaining effective and comprehensive compliance programs and written policies and procedures, record-keeping, reporting and disclosure, advertising and solicitation rules, safeguards for protecting client funds and securities, restrictions on advisory contract assignments and principal and agency cross trading, privacy protection regulations and anti-corruption rules.

In addition, ML Wealth is subject to examination and regulation by the SEC, which has broad administrative powers under the Advisers Act to limit or restrict an investor adviser from certain activities if it fails to comply with federal securities laws. The SEC can also impose sanctions or bring civil actions to seek damages or other relief for any failure by ML Wealth to comply with applicable requirements. ML Wealth has in the past and will in the future be subject to periodic SEC examinations. The SEC examination staff may also conduct more frequent examinations focusing on a limited number of specific issues or conduct an examination “for cause.”

MoneyLion Securities: Regulation of Our Broker-Dealer

MoneyLion Securities LLC (“MoneyLion Securities”), our wholly-owned subsidiary, is a broker-dealer and is therefore registered with the SEC and a member of the Financial Industry Regulatory Authority ("FINRA"). Although we do not currently engage in any business activity through MoneyLion Securities, as a broker-dealer, it is subject to SEC and FINRA rules and regulations. The regulations cover all aspects of the broker-dealer business and operations, including, among other things, sales and trading practices, client onboarding, disclosure requirements, publication or distribution of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping, reporting, fee arrangements, suitability, best interest and best execution requirements, customer privacy, data protection, information security and cybersecurity, the safeguarding and sharing of customer information, public offerings, customer qualifications for margin and options transactions, registration of personnel, business continuity planning, transactions with affiliates, conflicts and the conduct of directors, officers and employees. The SEC, FINRA and applicable state securities authorities also have the authority to conduct periodic examinations of MoneyLion Securities and may also conduct administrative proceedings that could result in sanctions being imposed if MoneyLion Securities fails to comply with applicable requirements.

MoneyLion Securities is also subject to Rule 15c3-1 (the “Uniform Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and related self-regulatory organization requirements, which specifies minimum capital and debt-to-equity ratio requirements that measure the general financial soundness and liquidity of broker-dealers. If MoneyLion Securities fails to maintain specified levels of net capital, we could be subject to sanctions, which may include immediate suspension or revocation of registration, and suspension or expulsion. As of December 31, 2022, MoneyLion Securities was in compliance with the Uniform Net Capital Rule and had net capital in excess of the minimum requirements.

MoneyLion Crypto: Regulation of Zero Hash

General

We offer MoneyLion Crypto to our customers, which enables them to buy, sell and hold certain cryptocurrencies, through a partnership with Zero Hash. The Zero Hash entities are registered as money services businesses with the Financial Crimes Enforcement Network ("FinCEN") and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California, Indiana and Wisconsin, where Zero Hash relies upon licensing exemptions; (ii) Montana, which does not currently have a money transmitter licensing requirement; and (iii) Hawaii. Zero Hash currently engages in crypto asset activities in all U.S. states and the District of Columbia except for Hawaii.

Under the terms of our agreement with Zero Hash, we are not directly involved in any cryptocurrency transactions or the exchange of fiat funds for cryptocurrency at or through Zero Hash, and therefore, we do not currently expect to be subject to money services business, money transmitter licensing or other licensing or regulatory requirements specific to transactions relating to virtual currencies. Other laws and regulations may apply to us as a service provider to Zero Hash, including BSA/AML requirements, but these would be similar to the legal and regulatory regimes to which we are already subject and for which we maintain enterprise-wide compliance programs. However, federal and state laws and regulations applicable to digital assets remain uncertain and will continue to evolve, and changes to the applicable laws, regulations or guidance in this area may require us to meet additional licensing, registration or other requirements.

Analysis of Digital Assets as “Securities” under the U.S. Federal Securities Laws

A key question with respect to the trading of cryptocurrencies is whether the digital assets our customers transact in via MoneyLion Crypto are “securities” under the federal securities laws. Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act of 1933, as amended (the "Securities Act"), the Exchange Act and the Investment Company Act of 1940, as amended. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

Generally, if a particular digital asset is a security, any transaction in that digital asset that falls under U.S. jurisdiction would be subject to the SEC’s anti-fraud and anti-manipulation authority. Offers and sales of that digital asset would also require registration under the Securities Act or, alternatively, establishing an exemption from registration. Our involvement in these transactions could subject us to regulation as a broker-dealer or investment adviser. In addition, while transactions in digital asset securities in the United States or with U.S. clients and counterparties would generally be subject to regulation under the federal securities laws, similar transactions that take place outside the United States with non-U.S. clients and counterparties generally would not implicate the federal securities laws. As a result, the manner in which we are able to engage in transactions in a particular digital asset depends on the digital asset itself and the characteristics of the specific transaction and requires us to maintain procedures for conducting careful facts-and-circumstances analyses.

We have adapted our process for determining the federal securities law status of digital assets over time. As part of our federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. We continue to monitor the U.S. (and global) regulatory environment, and we expect our process to continuously evolve to take into account case law, facts and developments in technology, as regulatory guidance evolves.

The application of securities laws to the specific facts and circumstances of digital asset transactions is complex and subject to change, and therefore legal and regulatory risk will be an inherent feature of the MoneyLion Crypto business model until greater legal and regulatory certainty becomes possible. Our determination that each digital asset available on the MoneyLion Crypto platform is not a “security” for purposes of the U.S. federal securities laws is a “risk-based” assessment, not a legally binding determination on any regulatory body or court, and does not preclude legal or regulatory action. As a result, a particular digital asset that our customers transact in may in the future be found by the SEC, a federal court or a state securities regulator to be a security notwithstanding our prior determination. In addition, the SEC, a federal court or a state securities regulator may determine that a digital asset is a security based on factors that are difficult to predict and/or are outside of our control, potentially including the actions of a third-party promoter. In that case, our prior determination, even if reasonable under the circumstances, would not preclude legal or regulatory enforcement action, or lawsuits brought by our clients and counterparties, based on the presence of a security.

The potential consequences of having engaged in a digital asset transaction in the U.S. or with U.S. clients and counterparties in which we did not, but in retrospect should have, treated the digital asset in question as a security would depend on the facts of the specific transaction. For example, if we brokered a trade or engaged in a principal transaction in an unregistered digital asset security, depending on the facts, it is possible that we could have acted as an unregistered broker or dealer or as an “underwriter” with respect to that digital asset security, incurring fines and other penalties for the failure to register as a broker-dealer with the SEC and for having engaged in an illegal unregistered securities transaction. A client or counterparty who purchased a digital asset in an illegal unregistered securities transaction in which we were involved could also, depending on the facts, have the right to rescind that transaction and to sue us for damages. Similarly, if we advised a client or counterparty in connection with the purchase or sale of a digital asset security, depending on the facts, we could incur fines and other penalties for the failure to register as an investment adviser, and our client or counterparty could also have a damages claim against us. The amount of fines, penalties and damages that we could incur as a result of having improperly transacted in digital asset securities could be significant enough to have a material adverse effect on our business, financial condition and results of operations.

Consumer Protection Requirements

We must comply with various federal and state consumer protection regimes applicable to consumer lending and other consumer financial services, both pursuant to the financial products and services we provide directly and as a service provider to our bank partner. These federal regulations include, but are not limited to, the Federal Trade Commission Act, the Trust in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Military Lending Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act and the rules and regulations promulgated thereunder.

We are subject to regulation by the Consumer Financial Protection Bureau ("CFPB"), which oversees compliance with and enforces federal consumer financial protection laws and has substantial power to regulate consumer financial products and services. Under Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the "Dodd-Frank Act"), the CFPB has broad authority to pursue enforcement actions against companies that offer or provide consumer financial products or services that engage in unfair, deceptive or abusive acts or practices. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws and in connect therewith, can collect fines and monetary penalties and provide consumer restitution in the event of violations and can also obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). If the CFPB has determined or suspects us of violating any consumer financial laws or regulations, the CFPB, through its enforcement authority, could increase our compliance costs, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. For more information regarding our legal proceeding with the CFPB, see Part I, Item 3 “Legal Proceedings.” The CFPB also has enforcement authority with respect to the conduct of third parties that provide services to financial institutions. As a result, we perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations. Where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to enforce such laws and regulations. If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business.

In addition, our marketing activities may subject us to certain federal and state laws and regulations regarding marketing activities conducted over the internet, or by mail, email or telephone, including, without limitation, the federal Telephone Consumer Protection Act (“TCPA”), the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”), FTC regulations and guidelines that implement the FTC’s Do-Not-Call Registry and impose other requirements in connection with telemarketing activities and state telemarketing laws. Our policies address the requirements of the TCPA and other laws and regulations limiting telephone outreach, and we do not engage in certain activities covered by the TCPA. Our email communications with all consumers are formulated to comply with the CAN-SPAM Act and other applicable requirements.

State Licensing

We are subject to state licensing and other laws, rules, regulations and requirements of each individual U.S. state in which we operate, including with respect to certain consumer lending, life insurance and mortgage products and services that we offer directly or to which we connect consumers through third parties. We have either obtained the necessary licenses or conduct our operations pursuant to relevant exemptions in the jurisdictions in which we operate. Licensing statutes and regulations vary from state to state and prescribe different requirements, including restrictions on loan origination and servicing practices (including limits on the type, amount and manner of our fees and other charges), interest rate limits, restrictions on mortgage and insurance brokering practices, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising and requirements that loan forms be submitted for review.

We are also subject to supervision and examination by state regulatory authorities in the jurisdictions where we operate, which have resulted and may continue to result in findings or recommendations that require us to modify our internal controls and/or business practices. While we believe we are in compliance with applicable licensing requirements, state regulators may request or require that we obtain additional licenses or otherwise comply with additional requirements in the future, which may result in changes to our business practices. If we are found to have engaged in activities that require a state license without having the requisite license or in activities that are otherwise deemed to be in violation of state lending, licensing or other laws, the state regulatory authority may impose fines, restrict our operations in the relevant state or seek other remedies for our activities conducted in the state.

Other Regulatory Requirements

Anti-Bribery and Corruption; Anti-Money Laundering; Sanctions

We are subject to compliance obligations related to BSA/AML laws, regulations and supervisory guidance. We have developed and currently operate AML and sanctions compliance programs, which is overseen by a designated BSA/AML compliance officer and includes policies, procedures, reporting protocols and internal controls. Our programs are designed to prevent our products and services from being used to facilitate money laundering, terrorist financing and other financial crimes. Our programs are also designed to prevent transactions to or from countries or territories that are subject to comprehensive sanctions, or with certain individuals or entities, including those designated as prohibited persons by the U.S. Department of the Treasury’s Office of Foreign Assets Controls ("OFAC") and other U.S. and non-U.S. sanctions authorities.

Data Privacy and Protection

We collect, process, use, store, share and transmit a wide variety of information, including PII, for various purposes in our business, including to help ensure the integrity of our business and to provide features and functionality to our customers. This aspect of our business is subject to numerous industry standards, contractual obligations and privacy, data protection, cybersecurity and other laws and regulations in the United States, including the Gramm-Leach-Bliley Act (as amended from time to time, the “GLBA”) as well as state laws such as the California Consumer Privacy Act of 2019, together with any subsequent amendments or acts, including but not limited to the California Privacy Rights Act (the “CPRA” and together, the “CCPA”), the Virginia Consumer Data Protection Act (the “VCDPA”), and Nevada Chapter 603A (“N603”). Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the collection, storage, use, disclosure, transmission, processing and protection of information. The laws and regulations that apply to privacy and security issues are evolving and are subject to interpretation and change, and therefore, additional laws and regulations may become relevant to us. For additional discussion, see “— Privacy and Security” below.

Privacy and Security

Our business involves the collection, processing, use, storage, sharing and transmission of PII and other sensitive data, including customer and employee information, financial information and information about how customers interact with our platform. We collect, process, use, store, share and transmit data while maintaining physical, electronic and procedural safeguards. We maintain physical security measures designed to guard against unauthorized access to systems and use safeguards such as firewalls and data encryption. We also enforce physical access controls to our facilities, and we restrict access to PII on a least privilege access model only for those employees or agents who require it to fulfill the responsibilities of their jobs.

To prevent against fraud, we have built fraud detection capabilities to protect our customers and third-party providers. We first seek to establish the consumer’s identity using basic information following our KYC protocols. The consumer is then additionally evaluated by our automated fraud model, and we will then either move forward in the approval processes or request additional data from the consumer. We continually monitor and refine our fraud model to respond to different fraud patterns. There are also secondary rules that, when triggered, are designed to ensure a transaction is sent to fraud investigators.

The technology infrastructure supporting our platform optimizes the storage and processing of large amounts of data and facilitates the deployment and operations of large-scale products and services in our cloud computing environments. Our technology infrastructure is designed around industry practices intended to reduce downtime in the event of outages or disaster recovery occurrences. We incorporate multiple layers of protection for business continuity and system redundancy purposes to address cybersecurity risks and loss of data, with a robust cybersecurity program designed to protect our technology. We regularly test our systems to identify and address potential vulnerabilities and strive to continually improve our technology infrastructure to enhance the customer experience and to increase efficiency, scalability and security.

As a result of our collection, processing, use, storage, sharing and transmission of PII and other sensitive data, we are subject to certain privacy and information security laws, including, for example, the GLBA, the CCPA, the VCDPA, N603 and other state privacy regulations, as well as other laws, rules and regulations designed to regulate consumer information and data privacy, security and protection and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PII, and some may require that financial services providers, contractors, and other affiliated third parties have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers and employees of our policies and practices for sharing PII with third parties, provide notice of changes to our policies and, with limited exceptions, give consumers and employees rights to their data including the right to access, to correct, to delete, to opt-out and to non-discrimination. We have procedures in place to appropriately respond to consumer data requests as well as notify relevant third parties of such requests.

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

Privacy and information security laws evolve regularly, and complying with these various laws, rules, regulations and standards, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, requiring us to adjust our compliance program on an ongoing basis, change our business practices in a manner adverse to our business, divert resources from other initiatives and projects and restrict the way products and services involving data are offered. For additional discussion, see Part I, Item 1A “Risk Factors — Risks Relating to Regulation — The collection, processing, use, storage, sharing and transmission of PII and other sensitive data are subject to stringent and changing state, federal and international laws, regulations and standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.”

Intellectual Property

We rely on a combination of intellectual property rights, confidentiality procedures and contractual restrictions to establish, maintain and protect our proprietary rights. We own the domain name rights for, among other sites, moneylion.com, evenfinancial.com, fiona.com and malkamedia.com, and as of December 31, 2022, we owned 27 registered trademarks, one registered copyright and four trademark applications in the United States. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. In addition to the intellectual property that we own, we license certain third-party technologies and intellectual property, which are incorporated into some of our products and services. Failure to protect our intellectual property or other proprietary rights adequately could significantly harm our competitive position, business, financial condition and results of operations. See Part I, Item 1A “Risk Factors” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Our History

MoneyLion was founded in 2013 and is headquartered in New York, New York. On September 22, 2021, MoneyLion Inc., formerly known as Fusion Acquisition Corp., consummated the Business Combination with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. Pursuant to the Business Combination Merger Agreement, by and among Fusion, Merger Sub and Legacy MoneyLion, immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Merger Agreement: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly-owned subsidiary of Fusion; (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with MoneyLion Technologies Inc., a subsidiary of MoneyLion Inc., continuing the existing business operations.

Available Information

Our website is www.moneylion.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those forms, are available free of charge through our website (investors.moneylion.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

None of the information contained on, or that may be accessed through, our websites or any other website identified herein is part of, or incorporated into, this filing. All website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only, unless expressly noted.

Item 1A. Risk Factors

Risks Relating to Our Business

If we are unable to acquire new customers and clients, engage and retain our existing customers or sell additional functionality, products and services to them on our platform, our business will be adversely affected.

In order to grow our business and increase our revenue, we must continue to acquire new customers and clients, engage and retain existing customers and clients and expand our customers’ and clients’ use of our platform by cross-selling additional functionality, products and services to them, particularly as a significant portion of the revenue we generate in our business is derived from transaction-based fees. In addition, our ability to sell additional functionality, products and services to our existing customers and clients may require more sophisticated and costly development, sales or engagement efforts and could be impaired for a variety of reasons, including adverse reaction to changes in the pricing of our products or services, general economic conditions and/or the other risks described herein in this “Risk Factors” section, including our inability to create or license engaging content and/or increases in the cost of content. If our efforts to sell additional functionality, products and services to our customers and clients are not successful, our business and growth prospects would suffer. In addition, if our customers or clients reduce their usage of our platform or if we lose customers or clients, our revenue and other operating results will decline, and our business would be adversely affected.

As the market for our platform matures, or as new or existing competitors introduce new products, services or functionality that compete with ours, we may experience pricing pressure and be unable to retain current customers and clients and attract new customers and clients at prices that are consistent with our pricing model and operating budget. Our pricing strategy may prove to be unappealing to our customers and clients, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, financial condition, results of operations and cash flows.

Any failure to effectively match consumer leads from our Channel Partners with financial product offerings from our Product Partners or any reduced marketing spend by such Product Partners on our Enterprise platform could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We connect and match consumers with real-time personalized financial product recommendations from banks, insurance and fintech companies on mobile apps and websites by enabling the display of offers for financial products to consumers through our Enterprise platform. The success of our Enterprise business is dependent in part on our relationships with our Channel Partners, through which we reach a wide base of consumers, and our Product Partners, the financial institutions which provide consumers with financial product offerings. Our Enterprise business has historically derived, and expects to continue to derive, the majority of revenue through the delivery of qualified consumer inquiries, such as clicks, leads, and requests for offers for various financial products, to Product Partners. However, Product Partners may stop spending marketing funds on our Enterprise platform if their investments do not generate converted customers for them. The failure of the Enterprise platform to effectively connect and match consumers from our Channel Partners with financial product offerings from our Product Partners in a manner that results in increased revenue for such Product Partners could have a material adverse impact on our ability to maintain or increase our Enterprise revenue.

In addition, even if our Enterprise platform effectively connects and matches consumers from our Channel Partners with advertisements for financial product offerings, our Product Partners may not continue to place marketing spend or advertisements through our Enterprise platform. For example, macroeconomic conditions such as an economic downturn or public health crises such as the COVID-19 pandemic have impacted and may continue to impact our Product Partners’ spend in the short-term and potentially in the long-term. In the second half of 2022, the financial market downturn resulted in a decrease in marketing spend by our Product Partners that negatively impacted our Enterprise revenue for the period. If any of our Product Partners do not continue to place marketing spend or advertising on our Enterprise platform, we could experience a rapid decline in our Enterprise revenue over a relatively short period of time. Any factors that limit the amount that our Product Partners are willing to, and do, spend on marketing or advertising with us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our underwriting criteria for making loans and cash advances in our Consumer business is not sufficient to mitigate against the credit risk of our customers, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In our Consumer business, our secured personal loan and non-recourse cash advance products expose us to credit risk and potential financial loss if our customers do not repay the loans and cash advances we provide to them. Our underwriting standards may not offer adequate protection against the risk of non-payment, especially in periods of economic uncertainty when accurately forecasting repayments is more difficult. Our ability to accurately forecast performance and determine an appropriate provision and allowance for losses on consumer receivables is critical to our Consumer business and financial results. The provision for credit losses on consumer receivables is established based on management’s assessment of various factors such as changes in the nature, volume and risk characteristics of the consumer receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect a customer’s ability to repay. There can be no assurance that our performance forecasts will be accurate. Our allowance for losses on consumer receivables is an estimate, and if actual repayment defaults and charge-offs are materially greater than our allowance, or more generally, if our forecasts are not accurate, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We depend on various third-party partners, service providers and vendors, and any adverse changes in our relationships with these third parties could materially and adversely affect our business.

We depend on various third-party partners, service providers and vendors for certain products and services. In our Consumer business, our business depends in part on our ability to work with our bank partner, Pathward, to provide our customers with deposit accounts and debit cards facilitated through our platform. We also depend on our relationship with DriveWealth to provide brokerage and related services for the investment accounts facilitated through our Consumer platform and with Zero Hash to provide certain digital currency-related services to our customers. In addition, we also depend on our relationships with our Product Partners to provide the various product and service offerings available in our Consumer marketplace.

In our Enterprise business, our success also depends in part on our relationships with our Enterprise Partners and their financial strength. For example, during challenging macroeconomic conditions, our Product Partners may tighten underwriting standards for certain of their products, which would result in fewer opportunities for us to generate revenue from matching consumers from our Channel Partners with them. In times of financial difficulty, Enterprise Partners may also fail to pay fees when due or drop the quality of their services. Our Product Partners could also change their online marketing strategies or implement cost-reduction initiatives that decrease spending through our Enterprise platform. The occurrence of one or more of these events, alone or in combination, with a significant number of our Enterprise Partners could harm our business, financial condition and results of operations.

Any changes in these relationships or loss of these partners or any failure of them to perform their obligations in a timely manner or at all could degrade the functionality of our platform, materially and adversely affect usage of our products and services, impose additional costs or requirements or give preferential treatment to our competitors. We also rely on relationships with third-party partners to obtain and maintain customers, and our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these relationships on terms that are commercially reasonable to us, or at all. In addition, we may be unable to renew our existing contracts with our most significant third-party relationships, including Pathward and DriveWealth, on terms favorable to us, or at all, or they may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all.

We also rely on third-party service providers and vendors to perform various functions that are important to our business, including underwriting, fraud detection, marketing, operational functions, cloud infrastructure services, information technology and telecommunications, and, because we are not a bank and cannot belong to or directly access the ACH payment network, ACH processing and debit card payment processing. For example, one of our payment processors is Silicon Valley Bridge Bank, N.A., the FDIC-operated bridge bank created by the FDIC following the closure of Silicon Valley Bank ("SVB") on March 10, 2022, as described below. If one or more key third-party service providers or vendors were to cease to provide such functions for any reason, there could be delays in our ability to process payments and perform other operational functions for which we are currently relying on such third-party service provider or vendor, and we may not be able to promptly replace such third-party service provider or vendor on the same economic terms. The loss of those service providers or vendors could materially and adversely affect our business, results of operations and financial condition.

While we require our third-party partners, service providers and vendors to provide services to us in accordance with our agreements and regulatory requirements, we do not have control over their operations. In the event that such a third party for any reason fails to comply with legal or regulatory requirements or otherwise to perform its functions properly, our ability to conduct our business and perform other operational functions for which we currently rely on such third party will suffer, and our business, financial condition, results of operations and cash flows may be negatively impacted.

If we fail to comply with the applicable requirements of our third-party providers, they could seek to suspend or terminate our accounts, which could adversely affect our business.

We rely on agreements with Pathward, DriveWealth, Zero Hash and other third-party providers to provide deposit accounts, debit card services, investment advisory services and cryptocurrency-related services. These agreements and corresponding regulations governing banks and financial institutions may give them substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for customers, and require us to comply with certain legal requirements. Our third-party providers’ discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Without these relationships, we would not be able to service our deposit accounts, debit cards, investment accounts and cryptocurrency accounts, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements.

Adverse publicity concerning us, our business or our personnel or our failure to maintain our brand in a cost-effective manner could materially and adversely affect our business.

Maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services, retaining existing customers and expanding our base of customers. Maintaining and promoting our brand depends largely on our ability to continue to provide useful, reliable, secure and innovative products and services, the effectiveness of our marketing efforts, the experience of existing customers, including our ability to provide high-quality customer support to quickly resolve issues or otherwise meet the needs of our customers, and our ability to maintain trust. We may introduce, or make changes to, features, products, services, privacy practices or terms of service that customers do not like, which may materially and adversely affect our brand. Our efforts to build our brand have involved significant expense, and our marketing spend may increase in the near term or in the future. Our brand promotion activities, including efforts to create personalized content through our media division and any actions we take as part of any rebranding of our businesses, products or services, may not generate or maintain customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building and maintaining our brand. If we fail to successfully promote, protect and maintain our brand or if we incur excessive expenses in this effort, we may lose our existing customers to our competitors or be unable to attract new customers, which could have an adverse effect on our business and results of operations.

We have been from time to time, and may in the future be, the target of incomplete, inaccurate and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our platform. Harm to our brand can arise from many sources, including the quality and reliability of our products and services or changes thereto; the experience of our customers with our products or services and our ability to effectively manage and resolve customer complaints; our privacy, data protection and information security practices and our compliance and risk management processes; incidents or allegations of illegal or improper conduct by us, our partners or other counterparties; litigation or regulatory action; and any other negative publicity about our company, our key personnel, including management, and our content creators. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

Demand for our products or services may decline if we do not continue to innovate or respond to evolving technological or other changes.

We operate in a dynamic industry characterized by rapidly evolving technology, frequent product and service offering introductions and competition based on pricing, innovative features and other differentiators. We rely on our proprietary technology to make our Consumer platform available to customers and to integrate our Enterprise platform with our Enterprise Partners’ businesses. In addition, we may increasingly rely on technological innovation as we introduce new types of products and services, expand into new markets and continue to streamline our platform. The process of developing and integrating new technologies is complex, and if we are unable to successfully innovate and continue to deliver a high-quality, superior experience, demand for our products or services may decrease and our growth and operations may be harmed.

If the information provided to us by customers or other third parties is incorrect or fraudulent, we may misjudge a customer’s qualifications to receive our products and services and our results of operations may be harmed and could subject us to regulatory scrutiny or penalties.

Our decisions to provide many of our products and services to customers are based partly on information that they provide to us or authorize us to receive. To the extent that these customers or third parties provide information to us in a manner that we are unable to verify, our decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including consumer reporting agencies, is a component of our credit decisions and this data may contain inaccuracies. This may result in the inability to either approve otherwise qualified applicants or rejected otherwise unqualified applicants through our platform or accurately analyze credit data, which may adversely impact our business and negatively impact our reputation.

In addition, there is risk of fraudulent activity associated with our business, including as a result of the service providers and other third parties who handle customer information on our behalf. We use identity and fraud prevention tools to analyze data provided by external databases to authenticate the identity of each applicant that signs up for our first-party products and services. However, these checks have failed from time to time and may again fail in the future, and fraud, which may be significant, has and may in the future occur. The level of fraud-related charge-offs on the first-party products and services facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase. We may not be able to recoup funds associated with our first-party products and services made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations and profitability will be harmed. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity and the erosion of trust from our customers, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.

Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business and negatively impact our results of operations.

We have evaluated and considered, and will continue to evaluate and consider, acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions. These transactions could be material to our financial condition and results of operations if consummated and will involve known and unknown risks, including:

●

difficulties in integrating the operations, personnel, systems, data, technologies, products and services of the acquired business and in maintaining uniform standards, controls, procedures and policies within the combined organization;

●

inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits, or failure to successfully incorporate or further develop acquired technologies;

●	diversion of management’s time and resources from our normal daily operations and potential disruptions to our ongoing businesses;

●	difficulties in retaining relationships with customers, employees, suppliers and other third-party partners of the acquired business;

●	risks of entering markets in which we have no or limited direct prior experience;

●

regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary approvals, as well as being subject to new regulators with oversight over an acquired business;

●	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

●

liability or other ongoing obligations for activities of the acquired or disposed of business before the acquisition or disposition, including patent and trademark infringement claims, violations of laws, regulatory actions, commercial disputes, tax liabilities and other known and unknown liabilities; and

●	unexpected costs and unknown risks and liabilities associated with strategic transactions.

We may not be able to identify appropriate business opportunities that benefit our business strategy or otherwise satisfy our criteria to undertake such opportunities. Even if we do identify potential strategic transactions, we may not be successful in negotiating favorable terms in a timely manner or at all or in consummating the transaction, and even if we do consummate such a transaction, it may not generate sufficient revenue to offset the associated costs, may not otherwise result in the intended benefits or may result in unexpected difficulties and risks. In particular, any future acquisition of new businesses or technology may not lead to the successful development of new or enhanced products and services, and any new or enhanced products and services, if developed, may not achieve market acceptance or prove to be profitable. It may also take us longer than expected to fully realize the anticipated benefits and synergies of these transactions, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business, financial condition and results of operations. For example, we are continuing to integrate MALKA and Even Financial Inc. into our business, and we expect that completing the integration process for each acquisition will require additional time and resources and may occasionally disrupt our ongoing business.

In addition, any future strategic transactions may also require us to issue additional equity securities, spend our cash or incur debt (and increase interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties and makes it difficult to evaluate our future prospects.

We have experienced rapid growth in recent years, which has placed significant demands on our operational, risk management, technology, compliance and finance and accounting infrastructure, and has resulted in increased expenses. Our historical revenue growth should not be considered indicative of our future performance, which may make it difficult to make accurate predictions about our future performance. We have also encountered, and will continue to encounter, risks, uncertainties and difficulties frequently experienced by growing companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, the evolving fraud and information security landscape and complying with extensive laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. If we are not able to timely and effectively address these risks and difficulties, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations and cash flows may be adversely affected.

Companies periodically review and change their advertising and marketing business models and relationships. If we are unable to remain competitive or retain key clients in our media division, our business, financial condition, results of operations and cash flows may be adversely affected.

From time to time, clients of our digital media and content production services put their advertising and marketing business up for competitive review. Key competitive considerations for retaining existing business and winning new business include the quality and effectiveness of the advertising and marketing services that we offer and the content that we produce, actions taken by our competitors to enhance their digital media offerings, whether we meet the expectations of our clients and a number of other factors. To the extent that we are unable to remain competitive or retain key clients in our media division, our revenue may be adversely affected, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. In addition, many factors can affect corporate spending, including economic conditions, changes in tax rates and tax laws and inflation, and any reduction in client spending or a delay in client payments in our media division could negatively impact our operating results.

Increases in the costs of content may adversely affect our business.

The success of our business and our ability to engage and retain customers in our platform are dependent in part on our ability to produce or acquire popular content, which in turn depends on our ability to retain content creators and rights to content for our platform. We may in the future incur increasing revenue-sharing costs to compensate content creators for producing original content. We also rely on key personnel in our media division to generate creative ideas for original content and to supervise the original content origination and production process, and we intend to continue to invest resources in content production. If we are not able to compete effectively for talent or attract and retain top talent at reasonable costs, our content production capabilities would be negatively impacted.

We may also, from time to time, license content for our platform instead, and our ability to do so may be impacted by increasing licensing costs to compensate content creators. If we are unable to procure such licenses at reasonable costs, this may impact the categories and volume of engaging content that we can display on our Consumer platform.

We depend on our senior management team and other key personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.

Our success significantly depends on the continued service of our senior management team and other key personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. As a result, any shortage of qualified labor could significantly adversely affect our business. Labor shortages will also likely lead to higher wages for employees and result in direct and indirect increases in costs to us, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, particularly in New York where our headquarters is located. We have experienced, and expect to continue to face, difficulty identifying and hiring qualified personnel in many areas and may also encounter difficulties in retaining key employees of acquired companies. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial and marketing personnel. Further, as a result of the COVID-19 pandemic, many companies have adopted permanent work-from-home policies, which further increases the challenges associated with hiring and retaining qualified personnel.

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

Our engineering and technical development teams are based primarily in Malaysia, which is subject to relatively higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest, market turmoil or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we had to curtail or cease operations in Malaysia and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.

We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

To support the origination of loans, cash advances and other receivables on our platform and the growth of our business, we must maintain a variety of funding arrangements. We cannot guarantee that we will be able to extend or replace our existing funding arrangements at maturity on reasonable terms or at all, and our funding strategy may change over time depending on the availability of such funding arrangements. For example, disruptions in the credit markets or other factors, such as the current inflationary environment and rising interest rates, could adversely affect the availability, diversity, cost and terms of our funding arrangements. In addition, our funding sources may reassess their exposure to our industry or our business, including as a result of any significant underperformance of the consumer receivables facilitated through our platform or regulatory developments that impose significant requirements on, or increase potential risks and liabilities related to, the consumer receivables facilitated through our platform, and fail to renew or extend facilities or impose higher costs to access our funding. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, as the volume of consumer receivables facilitated through our platform increases and in order to support future business growth, we may require the expansion of our funding capacity under our existing funding arrangements or the addition of new sources of capital. The availability and diversity of new funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control. In the event of a sudden or unexpected shortage of funds in the financial system, we may not be able to maintain necessary levels of funding without incurring high funding costs or a reduction in the term or size of funding instruments. In such a case, if we are unable to arrange new or alternative methods of financing on favorable terms, we would have to reduce our transaction volume or otherwise inhibit our business growth, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of the loans prior to their scheduled maturity. Certain of these covenants and restrictions limit our and our subsidiaries’ ability to, among other things: incur additional indebtedness; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; purchase or otherwise acquire assets or equity interests; modify organizational documents; enter into certain transactions with their affiliates; enter into restrictive agreements; engage in other business activities; and make investments. The Monroe Credit Agreement (as defined in Part II, Item 8 “Financial Statements and Supplementary Data — Debt” in this Annual Report on Form 10-K) also contains certain financial covenants with respect to minimum adjusted revenue, EBITDA, liquidity and unrestricted cash (each as defined therein).

We may be unsuccessful in managing the effects of changes in the cost of capital on our business.

We have in the past and will continue to evaluate and consider opportunities to access the capital markets to obtain capital to develop new technologies, expand our business, respond to competitive pressures or pursue strategic transactions, as well as for general corporate purposes. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. However, our future access to the capital markets and ability to obtain debt or equity funding on terms that are satisfactory to us, if at all, could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, our credit rating, investor interest or overall business or industry prospects, our share price, interest rates, adverse regulatory changes, a disruption to or volatility or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. In particular, the market price of the Class A Common Stock has been and may continue to be volatile, and any limitation on market liquidity or reduction in the share price, including as a result of a delisting of the Class A Common Stock from the New York Stock Exchange, could have a material adverse effect on our ability to raise capital on terms acceptable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges.

If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of the Class A Common Stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our existing debt, including our possible inability to service our existing debt, would increase.

Real or perceived inaccuracies in our key operating metrics may harm our reputation and negatively affect our business.

We track certain key operating metrics such as those set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Metrics” with internal systems and tools that are not independently verified by any third party. While the metrics presented in this Annual Report on Form 10-K are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the key operating metrics we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

We have a history of losses and may not achieve or maintain profitability in the future.

Our net losses were $189.1 million and $169.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had a total accumulated deficit of $658.0 million. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business and generate greater operating cash flows in future periods in order to achieve profitability, which, even if achieved, we may be unable to maintain due to a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We intend to continue to invest in sales and marketing, technology and new products and services in order to enhance our brand recognition and our value proposition to our customers, and these additional costs will create further challenges to generating near-term profitability. In addition, general and administrative expenses may in the future increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

Borrowers in our Consumer business may prepay a loan at any time without penalty, which could reduce our revenue and harm our business, financial condition, results of operations and cash flows.

In our Consumer business, a borrower may decide to prepay all or a portion of the remaining outstanding principal amount on our first-party loan product at any time without penalty. Prepayments may occur for a variety of reasons, including if interest rates decrease after a loan is made. However, if a significant volume of prepayments occur that our models do not accurately predict, we would receive significantly lower interest associated with such prepaid loan and the amount of our servicing fees would decline, which could harm our business, financial condition, results of operations and cash flows.

Our risk management processes and procedures may not be effective.

We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, deposit risk, market risk, liquidity risk, strategic risk, operational risk, fraud risk, information security risk, cybersecurity risk and reputational risk, as described further herein in this “Risk Factors” section. Our management is responsible for defining the priorities, initiatives and resources necessary to execute our strategic plan, the success of which is regularly evaluated by the Board of Directors. Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product feature, service offering, capability, strategic development or external change.

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

Our platform and internal systems rely on software that is highly technical and complex and the ability of such software to store, retrieve, process and manage high volumes of data. The software upon which we rely may from time to time contain undetected technical errors or bugs. Some technical errors or bugs may only be discovered after the code has been released for external or internal use. Technical errors or other design defects within the software upon which we rely may result in a negative experience for customers, clients or third-party partners and issues in our provision of our products and services, failure to accurately predict the suitability of customers for our products and services, failure to comply with applicable laws and regulations, failure to detect fraudulent activity on our platform, our inability to accurately evaluate potential customers, delayed introductions of new features or enhancements or failure to protect consumer data, our intellectual property or other sensitive data or proprietary information. Any technical errors, bugs or defects discovered in the software upon which we rely could result in harm to our reputation, loss of customers, clients or third-party partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

Our acquisition agreements contain contingent consideration, the value of which may impact future operating results and result in substantial dilution to our stockholders.

The agreements governing the acquisitions of MALKA and Even Financial Inc. include contingent consideration payable, the fair value of which was estimated as of the applicable acquisition date based on the then-present value of the expected contingent payments as determined using weighted probabilities of possible future payments. These fair value estimates contain unobservable inputs and estimates that could materially differ from the actual future results. The fair value of the contingent consideration could increase or decrease as applicable, subject to the terms of the acquisition agreements. Changes in the fair value of contingent consideration are reflected in our results of operations in the period in which changes in value occur, the amount of which may be material and cause volatility in our operating results. To the extent such contingent consideration is paid in shares of Class A Common Stock, our existing stockholders could experience substantial dilution.

Risks Relating to Our Industry

We operate in highly competitive industries, and our inability to compete successfully would materially and adversely affect our business, financial condition, results of operations and cash flows.

We operate in rapidly changing and highly competitive industries. We compete across our business lines with a variety of competitors, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or cash advance products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve. Some of our current and potential competitors have longer operating histories, particularly with respect to financial services products similar to ours, significantly greater financial, technical, marketing and other resources and a larger customer base than we do. This allows them, among other things, to potentially offer more competitive pricing or other terms or features, a broader range of financial products or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in consumer preferences. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share in the future.

In addition, we face competition in our media division from others in the digital media and content creation industry, which range from large and established media companies, including social media companies and production studios, to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can. Our operating results may suffer if our digital content is not appropriately timed with market opportunities, if our competitors are more successful than we are in developing compelling content, if we are unable to successfully innovate and provide superior services to clients or if our digital content is not effectively brought to market.

Our results of operations and future prospects depend on our ability to compete effectively and attract new and retain existing customers and clients, which depends upon many factors both within and beyond our control, including those described in this “Risk Factors” section. In acting to meet these competitive challenges, we may be forced to increase marketing expenditures or utilize significant other resources. Competitive pressures could also result in us reducing the amounts we charge for our various products and services or incurring higher customer acquisition costs, and could make it more difficult for us to grow our product and service offerings in both number and volume for new as well as existing customers and clients. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations and cash flows.

Our business, financial condition and results of operations may be adversely impacted by recurring outbreaks of the COVID-19 pandemic or other similar epidemics or adverse public health developments, including government responses to such events.

The COVID-19 pandemic caused substantial changes in consumer behavior, restrictions on business and individual activities and created significant volatility and disruption in the global economy and financial markets. There continue to be uncertainties associated with the COVID-19 pandemic and its resurgence, including with respect to the course, duration, severity and transmission rates of COVID-19 variants, future actions that may be taken by governmental authorities and private businesses to contain the COVID-19 pandemic or to mitigate its impact and the effectiveness of such actions, the timing and speed of economic recovery, the widespread adoption and ultimate effectiveness of vaccinations and boosters for COVID-19 and the impact of these and other factors on our employees, customers, clients and partners. A resurgence of the COVID-19 pandemic could negatively impact the financial circumstances of our customers, which could lead to lower demand for our product and service offerings and would have a negative impact on our financial condition, results of operations and cash flows. In addition, to the extent employees are resistant to future plans to return to the office in full or any hybrid work models, or the hybrid work models we adopt are more restrictive than those of others in our industry, our ability to attract and retain talent may be adversely affected. We continue to monitor the COVID-19 pandemic and assess further possible implications to our business.

Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance as well as increase certain operating costs such as employee compensation.

There is uncertainty about the prospects for growth in the U.S. economy impacted by a number of factors, including, but not limited to, rising government debt levels, potential government policy shifts, changing U.S. consumer spending patterns and changing expectations for inflation and deflation which may impact interest rates. During 2022, the U.S. Federal Reserve raised benchmark interest rates multiple times, partially in response to increasing inflation and a strong labor market. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Increased interest rates, which often lead to higher payment obligations, may adversely impact the spending level of consumers and their willingness and ability to borrow money, resulting in decreased borrower demand for our lending products or those provided by our Product Partners. A change in demand for our lending products or those provided by our Product Partners and any steps we may take to mitigate such change could impact credit quality and overall growth of our business. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan delinquencies, defaults, bankruptcies or foreclosures and charge-offs and decreased recoveries, all of which could negatively affect our business, financial condition, results of operations and cash flows.

Additionally, an inflationary environment, combined with the tight labor market, could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary factors, we may be required to increase our operating costs or risk losing skilled workers to competitors.

Adverse developments affecting financial institutions or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions for the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Despite subsequent actions taken by the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC to ensure that all depositors of SVB had access to all of their cash deposits following the closure of SVB, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Federal Reserve Board announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, the U.S. Federal Reserve and the FDIC will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we maintain cash balances to the extent such financial institutions face liquidity constraints or failures, particularly if we hold a large concentration of cash and cash equivalents in any single financial institution.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in significant disruptions to our business, any of which could have material adverse impacts on our operations and liquidity. In addition, while it is not possible at this time to predict the extent of the impact that the failure of SVB or any other financial institution or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Our business may be adversely affected by economic conditions and other factors that we cannot control.

The timing, severity and duration of an economic downturn can have a material adverse effect on our ability to generate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may impact our business, financial condition, results of operations and cash flows by affecting a consumer’s willingness and capacity to use our products and services, including a consumer’s willingness and capacity to incur loan obligations and make payments on their loans. These factors include interest rates, unemployment levels, the impact of seasonality, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war and other geopolitical developments (such as the ongoing conflict between Ukraine and Russia), terrorism, catastrophes and pandemics such as the COVID-19 pandemic. In addition, adverse macroeconomic conditions may cause our Product Partners to reduce their marketing spend or advertising on our platform, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse macroeconomic conditions may also have the effect of heightening many of the other risks described herein. In particular, the war between Ukraine and Russia could amplify disruptions to the financial and credit markets, increase risks of an information security or operational technology incident, cause cost fluctuations to us or third parties upon which we rely and increase costs to ensure compliance with global and local laws and regulations. The occurrence of any of these risks, combined with the increased impact from the war between Ukraine and Russia, could adversely impact our business and financial results.

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for the consumer finance industry. For example, in making a decision whether to extend credit to a new or existing customer or determine appropriate pricing for a loan or whether to provide a customer an advance, our decision strategies rely on robust data collection, including from third-party sources, proprietary scoring models and market expertise. Our ability to adapt in a manner that balances future revenue production and loss management may be tested in a downturn. The timing and extent of an economic downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us, which could be material.

Many new customers on our platform have limited or no credit history and limited financial resources. Accordingly, such customers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, potentially impacting our ability to make accurate assessments or decisions about our customers’ ability to pay for loans and other services we provide. In addition, major medical expenses, divorce, death or other issues that affect customers could affect a customer’s willingness or ability to make payments on their loans or advances or engage in investing activities. If borrowers default on loans facilitated on our Consumer platform, the cost to service these loans may also increase without a corresponding increase in revenue earned from lending operations and the value of the loans could decline. Any sustained decline in demand for loans, cash advances or other products and services we offer, or any increase in delinquencies or defaults that result from economic downturns, may harm our ability to maintain robust volumes for our business, which would adversely affect our financial condition and results of operations. For the year ended December 31, 2022, for the partially secured personal loans provided through our Credit Builder Plus membership program, the average 30+ day delinquency rate was 4.7% (representing uncovered past due balances divided by total principal) and the average monthly net charge-off rate was 1.0%. For the year ended December 31, 2022, the non-repayment rate for advances provided through our Instacash product was 5.6%. See Part I, Item 1 “Business — Our Platform — Consumer — First-Party Financial Products and Services.”

In addition, the COVID-19 pandemic and other related adverse economic events led to a significant increase in unemployment rates. Although unemployment rates have since returned to pre-pandemic levels, sustained high levels of unemployment may increase the non-repayment rate on our loans and cash advance products, increase the rate of customers declaring bankruptcy or decrease our customers’ use of our investment and other products and services. If we are unable to adjust our business operations to account for events like the COVID-19 pandemic and the resulting rise in unemployment, or if our platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition, results of operations and cash flows could be adversely affected.

Risks Relating to Information Security

Cyberattacks, data security breaches or other similar incidents or disruptions suffered by us or third parties upon which we rely could have a material adverse effect on our business, harm our reputation and expose us to public scrutiny or liability.

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our customers and prospective customers, including data provided by and related to consumers and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers that require us to share customer information. Although we devote resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to actual or threatened external or internal security breaches; acts of vandalism, theft, fraud or misconduct on the part of employees, other internal sources or third parties; computer viruses or malware; phishing attacks; internet interruptions; disruptions or losses; misplaced or lost data; ransomware; unauthorized encryption; denial-of-service attacks; social engineering; unauthorized access; spam or other attacks; natural disasters; fires; terrorism; war; telecommunications or electrical interruptions or failures; programming or human errors or malfeasance; and other similar malicious or inadvertent disruptions or events. We and our third-party service providers from time to time have experienced and may in the future continue to experience such instances, and we may experience heightened risks of cyberattacks and other security breaches or disruptions as a result of the ongoing integration of the legacy IT infrastructure and systems of MALKA and Even Financial Inc. The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in legal claims or proceedings, significant legal and financial exposure, supervisory liability under U.S. federal or state or non-U.S. laws regarding the privacy and protection of information, including PII, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.

In addition to cyberattacks, data security breaches and other similar incidents involving the theft of sensitive and confidential information, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites, which attacks we have faced in the past and anticipate will continue to grow in scope and complexity over time, including as a result of the war between Ukraine and Russia. We and our third-party partners, service providers or vendors may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used to sabotage or to obtain unauthorized access to our or our third-party partners’, service providers’ or vendors’ technology, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection, and we may fail to detect the existence of a security breach related to the information of our customers and to prevent or detect service interruptions, system failure or data loss. Further, as the COVID-19 pandemic resulted in a significant number of people working from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our customers and third-party partners, service providers and vendors. We cannot guarantee that our efforts, or the efforts of those upon whom we rely and with whom we partner, will be successful in preventing any such information security incidents.

Information security risks in the financial services industry in particular are significant, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. In addition, there have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by customers, which could also intensify regulatory focus, cause customers to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business. The digital nature of our platform may also make it an attractive target for hacking and potentially vulnerable to security breaches and similar disruptions.

Most jurisdictions (including all 50 states) have enacted laws requiring companies to notify individuals, regulatory authorities and/or others of security breaches involving certain types of data. In addition, our agreements with certain partners and service providers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers, partners and service providers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes PII may pose similar risks.

A cyberattack, data security breach or other similar incident may also cause us to breach customer contracts. Our agreements with certain partners and service providers may require us to use industry-standard or reasonable measures to safeguard PII. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard PII. A cyberattack, data security breach or other similar incident could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases, our customer agreements may not limit our remediation costs or liability with respect to data breaches.

Litigation resulting from cyberattacks, data security breaches or other similar incidents may adversely affect our business. Unauthorized access to our technology, systems, networks or physical facilities, or those of our third-party partners, service providers or vendors, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or technology capabilities in response to such litigation, which could have an adverse effect on our business. If a cyberattack, data security breach or other similar incident were to occur, and the confidentiality, integrity or availability of PII was disrupted, we could incur significant liability, or our technology, systems or networks may be perceived as less desirable, which could negative affect our business and damage our reputation.

While we maintain cybersecurity insurance, we may not have adequate insurance coverage with respect to liabilities that result from any cyberattacks, data security breaches or other similar incidents or disruptions suffered by us or third parties upon which we rely. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or at all, or that our insurers will not deny coverage as to any future claim.

Defects, failures or disruptions in our systems or those of third parties upon which we rely and resulting interruptions in the availability of our platform could harm our business and financial condition, harm our reputation, result in significant costs to us and expose us to substantial liability.

We use third-party service providers and vendors, such as our cloud computing web services provider, account transaction and card processing companies, in the operation of our platform. The satisfactory performance, reliability and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing customers. We rely on these third-party service providers and vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, unauthorized access, sabotage, acts of vandalism, military actions, negligence, human errors, fraud, spikes in platform use and denial of service issues, hardware failures, improper operation, cyberattacks, data loss, wars and similar events. Due to the war between Ukraine and Russia, there is a possibility that the escalation of tensions could result in increased cyberattacks that could either directly or indirectly affect our operations.

If an arrangement with a third-party service provider or vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that third-party service provider or vendor, and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage.

In addition, we source certain information from third parties. For example, our risk-scoring model is based on algorithms that evaluate a number of factors and currently depends on sourcing certain information from third parties, including consumer reporting agencies. In the event that any third party from which we source information experiences a service disruption for any reason, the ability to operate our platform, including to score and decision applications for our various products and services, may be adversely impacted.

To the extent we use or are dependent on any particular third-party data, technology or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology or software is either developed by us, or, if available, is identified, obtained and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining or integrating equivalent or similar data, technology or software, which could result in the loss or limiting of our products or services or features available in our products or services.

In addition, our platform is accessed by many customers, often at the same time. As we continue to expand the number of our customers and the products and services available through our platform, we may not be able to scale our technology to accommodate the increased capacity requirements. The failure of data centers, internet service providers or other third-party service providers or vendors to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. Any interruptions or delays in our platform availability of reduction in the speed or other functionality of our platform could harm our relationships with our customers, prevent our customers from accessing their accounts, damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, cause the loss of critical data, prevent us from supporting our platform, products or services or processing transactions with our customers or cause us to incur additional expense in arranging for new facilities and support or otherwise harm our business, any of which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Intellectual Property

We may be unable to sufficiently obtain, maintain, protect or enforce our intellectual property and other proprietary rights, which could reduce the value of our platform, products, services and brand, impair our competitive position and cause reputational harm.

Intellectual property and other proprietary rights are important to the success of our business, and our trademarks, trade names and service marks have significant value to our brand. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology. We rely on both registrations and common law protections for our trademarks. As of December 31, 2022, we owned 27 registered trademarks, one registered copyright and four trademark applications in the United States. We also own the domain name rights for, among other sites, moneylion.com, evenfinancial.com, fiona.com and malkamedia.com. Nonetheless, the steps we take to obtain, maintain, protect and enforce our intellectual property and other proprietary rights may be inadequate, and we cannot guarantee that any future patent, trademark or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights or provide us with any competitive advantage. The legal standards relating to the validity, enforceability and scope of protection of intellectual property and other proprietary rights are uncertain and still evolving. Changes to U.S. or foreign intellectual property laws and regulations may also jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection, including for some of our business methods.

Despite our efforts to protect these rights, unauthorized third parties, including our competitors, may reverse engineer, access, obtain or use the proprietary aspects of our technology, processes, products or services without our permission, thereby impeding our ability to promote our platform and possibly leading to customer confusion. Our competitors and other third parties may also design around or independently develop similar technology or otherwise duplicate or mimic our products or services such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. The value of our intellectual property and other proprietary rights could diminish if others assert rights in or ownership of our intellectual property or other proprietary rights. We may also be unable to prevent competitors or other third parties from acquiring or using trademarks, service marks, or other intellectual property or other proprietary rights that are similar to, infringe upon, misappropriate, dilute, or otherwise violate or diminish the value of our trademarks and service marks and our other intellectual property and proprietary rights. Additionally, if third parties succeed in registering or developing common law rights in our trademarks or similar trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our platform, products or services. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could adversely impact our business, financial condition and results of operations.

In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. We utilize confidentiality and intellectual property assignment agreements with our employees and contractors involved in the development of material intellectual property for us, which require such individuals to assign such intellectual property to us and place restrictions on the employees’ and contractors’ use and disclosure of our confidential information. However, these agreements may not be self-executing, and we cannot guarantee that we have entered into such agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, knowhow or trade secrets owned or held by us. Additionally, our contractual arrangements may be insufficient, breached or may otherwise not effectively prevent disclosure of, or control access to, our confidential or otherwise proprietary information or provide an adequate remedy in the event of an unauthorized disclosure, which could cause us to lose any competitive advantage resulting from this intellectual property. Individuals that were involved in the development of intellectual property for us or who had access to our intellectual property may make adverse ownership claims to our current and future intellectual property. Likewise, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting works of authorship, know-how and inventions. The measures we have put in place may not prevent misappropriation, infringement or other violation of our intellectual property, proprietary rights or information, and any result loss of competitive advantage, and we may be required to litigate to protect our intellectual property or other proprietary rights or information from misappropriation, infringement or other violation by others, which is time-consuming and expensive, could cause a diversion of resources and may not be successful. Additionally, our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims or countersuits are successful, it could diminish, or we could otherwise lose, valuable intellectual property and other proprietary rights. Additionally, the laws of some foreign countries may not be as protective of intellectual property and other proprietary rights as those in the U.S., and the mechanisms for enforcement of intellectual property and other proprietary rights may be inadequate. Any of the foregoing could adversely impact our business, financial condition and results of operations.

Our inability to obtain or maintain intellectual property, proprietary rights and technology licensed from third parties could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our business and our platform rely on technologies licensed from third parties. Third-party software components may become obsolete, defective or incompatible with future versions of our services, or our relationships with the third-party licensors or technology providers may deteriorate, expire or be terminated. Additionally, some of these licenses or other grants of rights may not be available to us in the future on terms that are acceptable, or at all, or that allow our platform, products and services to remain competitive. Companies that perceive us to be a competitor may also be unwilling to assign, license or otherwise grant rights to us. Our inability to obtain licenses or rights on favorable terms could have a material and adverse effect on our business and results of operations. Even if such licenses or other grants of rights are available, we may be required to pay the licensor (or other applicable counterparty) substantial royalties, which may affect the margins on our products and services. Furthermore, incorporating intellectual property or proprietary rights in our products or services licensed from or otherwise made available to us by third parties on a non-exclusive basis could limit our ability to protect the intellectual property and proprietary rights in our products and services and our ability to restrict third parties from developing, selling or otherwise providing similar or competitive technology using the same third-party intellectual property or proprietary rights.

If we fail to comply with our obligations under license or technology agreements with third parties, or if we cannot license rights to use technologies on reasonable terms, we could be required to pay damages, lose license rights that are critical to our business or be unable to commercialize new products and services in the future.

We license certain third-party intellectual property that is important to our business, including technologies, content and software from third parties, and in the future we may license additional valuable third-party intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license, which would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize current or future products and services. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property rights against infringing third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable. Third parties from whom we currently license intellectual property and technology could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable, requiring us to obtain the intellectual property or technology from another third party, if any is available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third-party intellectual property or technology.

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

We may also face claims from third parties claiming ownership of, or demanding the release or license of, modifications or derivative works that we have developed using such open-source software (which could include our proprietary source code or artificial intelligence (“AI”) models), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and if portions of our proprietary AI models or software are determined to be subject to an open-source license, or if the license terms for the open-source software that we incorporate change, we could be required to publicly release all or affected portions of our source code, purchase a costly license, cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights and help third parties, including our competitors, develop products and services that are similar to or better than ours. In addition, the re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.

In addition to risks related to license requirements, the use of certain open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, controls or other contractual protections regarding infringement claims or the quality of the origin of the software. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open-source software. Any of these risks associated with the use of open-source software could be difficult to eliminate or manage and, if not addressed, could materially and adversely affect our business, financial condition and results of operations.

We may be sued by third parties for alleged infringement, misappropriation or other violation of their intellectual property or other proprietary rights, which may be costly and may subject us to significant liability and increased costs of doing business.

We may become involved in disputes from time to time concerning intellectual property or other proprietary rights of third parties, which may relate to our own proprietary technology or to technology that we acquire or license from third parties or the content which we produce or license, and we may not prevail in these disputes. Relatedly, competitors or other third parties may raise claims alleging that we or third parties retained or indemnified by us infringe on, misappropriate or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. If we are found to have willingly infringed a patent or other intellectual property right, we could be liable for significant monetary damages, including treble damages and attorneys’ fees. We also may be unaware of third-party intellectual property or other proprietary rights that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. For example, there may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There may also be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future technologies or products. Additionally, we do not currently have a patent portfolio, which could prevent us from deterring patent infringement claims from competitors or other third parties, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we may have.

Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a claim of infringement, misappropriation or other violation against us may require us to spend significant amounts of time and other resources to defend against the claim (even if we ultimately prevail or settle the claim); pay significant money damages; lose significant revenues; be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently); obtain a license, which may not be available on commercially reasonable terms or at all, to use the relevant technology; redesign our allegedly infringing products or services, or functionality therein, or recreate, edit or otherwise cease using content we produce to avoid infringement, misappropriation or other violations, which could be costly, time-consuming or impossible; and/or rebrand our products and services or otherwise limit our branding. In addition, if a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology or content for any infringing aspect of our business, we may be forced to limit or stop offering our relevant products, services and/or technology capabilities, limit the use or distribution of particular content or cease business activities related to such intellectual property. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations.

While in some cases a third party may have agreed to indemnify us for costs associated with intellectual property-related litigation, such indemnifying third party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management and harm our business and operating results. Moreover, public announcements related to such claims that are perceived to be negative could have a substantial adverse effect on the price of the Class A Common Stock. The occurrence of infringement and misappropriation claims may grow as the market for our platform grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Any of the foregoing could adversely impact our business, financial condition and results of operations.

Risks Relating to Legal and Accounting Matters

We have in the past, and continue to be, subject to inquiries, subpoenas, exams, pending investigations, enforcement matters and litigation by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to our business, financial condition, results of operations and cash flows.

The financial services industry is subject to extensive regulation under federal, state and applicable international laws. From time to time, we have been, and continue to be, subject to inquiries, subpoenas, pending investigations and enforcement matters by state and federal regulators and have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA, the CFPB or state regulators, by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. Any such claims or disciplinary actions that are decided against us could have a material impact on our financial results and may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities. For a discussion of specific legal and regulatory proceedings, inquiries and investigations to which we are currently subject, see Part I, Item 3 “Legal Proceedings.”

Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows.

We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our business, financial condition, results of operations and cash flows. These claims, lawsuits and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, compliance, alleged federal and state securities and “blue sky” law violations or other investor claims and other matters. Due to the consumer-oriented nature of a significant portion of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to our loan products and other financial services we provide. For instance, our membership model and some of the products and services we offer are relatively novel and have been and may in the future continue to be subject to regulatory scrutiny or interest and/or litigation.

Any unfavorable results of pending or future legal proceedings may result in contractual damages, usury-related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans or cash advances originated on our platform or other censure that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition, results of operations and cash flows.

Although we currently maintain insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant liability that is uninsured or not fully insured may require us to pay substantial amounts. There can be no assurance that any current or future claims will not materially and adversely affect our business, financial condition, results of operations and cash flows.

Failure to comply with government laws and requirements regarding anti-money laundering, counter-terror financing, economic sanctions, anti-bribery and anti-corruption could subject us to penalties and other adverse consequences.

We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering, anti-terrorism financing and economic sanctions laws and regulations, including the BSA and the USA PATRIOT Act of 2001. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and prevent our platform from being used to facilitate business in countries or with persons or entities designated on lists promulgated by OFAC and equivalent international authorities or that are otherwise the target of sanctions. These controls include procedures and processes to detect and report potentially suspicious transactions, perform customer due diligence, respond to requests from law enforcement and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Certain of our subsidiaries may be "financial institutions" under the BSA that are required to establish and maintain such program. Additionally, we are required to maintain this program under our agreements with our third-party partners, and certain state regulatory agencies have intimated they expect the program to be in place and followed.

We cannot provide any assurance that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering, anti-terrorism financing and economic sanctions laws and regulations we are required to comply with, and our failure to comply with these laws and regulations could result in a breach and termination of our agreements with our third-party partners, criticism, fines or other penalties by governmental agencies or any other adverse consequences, which would have a material adverse effect on our business, financial condition and results of operations.

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, U.S. domestic bribery laws and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm and have an adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

Following the issuance of our consolidated financial statements for the years ended December 31, 2020 and December 31, 2019, we had to restate such financial statements with respect to the treatment of the noncontrolling interests attributable to the Class B investors of IIA. For additional information with respect to the restatement, see Note 2 to our audited financial statements for the years ended December 31, 2020 and December 31, 2019 included in our prospectus (File No. 333-255936), filed with the SEC on September 3, 2021 pursuant to Rule 424(b) under the Securities Act. As a result of the foregoing, we identified a material weakness in our internal control over financial reporting as of December 31, 2020 and December 31, 2019, as we did not maintain an effective control environment as controls over technical and complex accounting did not operate as expected, resulting in the foregoing restatement of previously issued financial statements.

In addition, following the issuance of our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, we had to restate such financial statements with respect to the accounting for the conversion of subordinated convertible notes and exercise of stock warrants into equity and the calculation of diluted earnings per share for the three months ended September 30, 2021. Furthermore, following the issuance of our audited consolidated financial statements as of and for the year ended December 31, 2021 and the issuance of our unaudited consolidated financial statements as of and for the three months ended March 31, 2022, we had to restate such financial statements to correct an error arising from the manner in which we classified and accounted for the Closing Make-Whole Provision (as defined herein) relating to certain Class A Common Stock consideration paid and payable in connection with the closing of the acquisition of MALKA. For additional information with respect to each restatement, see Part II, Item 9A “Controls and Procedures.” We determined that the restatements of these financial statements resulted from the previously identified material weakness in our internal control over financial reporting as described above related to technical and complex accounting, which remained un-remediated as of each of the relevant reporting periods.

Subsequently, during the audit of our financial statements for the year ended December 31, 2022, our auditors identified control deficiencies in our internal control over financial reporting as a result of a lack of properly designed controls related to the calculation of the fair value of our reporting unit undertaken as a part of our goodwill impairment testing as of December 31, 2022. These control deficiencies could result in a misstatement of our goodwill, any related impairment or related disclosures that could result in a material misstatement of our financial results that may not be prevented or detected. We determined that these control deficiencies were related to the previously identified material weakness related to technical and complex accounting, which remained un-remediated as of December 31, 2022. We did not maintain an effective control environment, as there were certain areas in which the accounting function did not operate as expected due to a lack of sufficient internal accounting resources, in particular technical accounting expertise with respect to complex financial instruments and fair value calculation, which resulted in undue reliance on third-party accounting and valuation experts, and inadequate level of precision embedded in control activities, as well as lack of sufficient formalization over processes and control evidence.

In addition to the foregoing material weakness, in connection with our assessment of our controls for the year ended December 31, 2022, we identified a separate material weakness in our internal control over financial reporting as of December 31, 2022 relating to a lack of properly designed controls, as well as insufficient written policies and procedures, in connection with our Enterprise revenue recognition accounting in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. These control deficiencies could result in a misstatement of our Enterprise revenue accounts or disclosures that could result in a material misstatement of our financial results that may not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses and are in the process of remediating the control deficiencies that relate to the material weaknesses, as described further in Part II, Item 9A “Controls and Procedures.” However, these new controls are still being implemented and/or have not operated for a sufficient period of time to demonstrate that the material weaknesses have been remediated. Our remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls in a timely manner or that these initiatives will ultimately have the intended effects.

The measures that we have taken to date, and any measures we may take in the future, may not be sufficient to avoid potential future material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result.

The material weaknesses in our internal control over financial reporting and the restatements of certain of our previously issued financial statements subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the material weaknesses in our internal control over financial reporting and the restatements of certain of our previously issued financial statements as described further in the foregoing risk factor, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the remediation of the material weaknesses and the restatements and increased scrutiny of the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to penalties. In addition, we face increased potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among other things, the restatements, the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

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

Our financial statements involve a number of complex accounting policies, many of which involve significant elements of judgment, including determinations regarding the consolidation of variable interest entities, determinations regarding fair value measurements and the appropriate classification of various items within our financial statements. The inherent complexity of these accounting matters and the nature and variety of transactions in which we are involved require that we have sufficient qualified accounting personnel with an appropriate level of experience and controls in our financial reporting process commensurate with the complexity of our business. We expect that the continued growth and development of our business will place significant additional demands on our internal and external accounting resources. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in material weaknesses and/or one or more restatements of our financial statements. See “— We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.” Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and reports regarding the effectiveness of our internal control over financial reporting included in our periodic reports filed with the SEC. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of the Class A Common Stock, and could materially and adversely affect our business, financial condition and results of operations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Our ability to use our deferred tax assets to offset future taxable income may be limited.

We may be limited in the portion of net operating loss carryforwards (“NOLs”) that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Any changes to the federal or state tax laws that reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. In addition, a lack of future taxable income would adversely affect our ability to utilize our NOLs. Our tax attributes as of December 31, 2022 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Furthermore, under Section 382 of the Internal Revenue Code (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. The Company underwent an ownership change on February 17, 2022 due to the acquisition of Even Financial Inc. It was determined that both NOLs acquired in the transaction and prior NOLs generated by the Company would be limited in their utilization under Section 382 due to this ownership change. Our NOLs may also be impaired under similar provisions of state law.

Risks Relating to Regulation

As used herein, the terms "cryptocurrency," "crypto asset," "digital asset" and "virtual currency" are intended to be consistent with one another unless specifically noted otherwise.

Our business is subject to extensive regulation, examination and oversight in a variety of areas, including registration and licensing requirements under federal, state and local laws and regulations.

We are subject to extensive regulation, supervision and examination under U.S. federal and state laws and regulations. Regulators have broad discretion with respect to the interpretation, implementation and enforcement of these laws and regulations. Any failure or perceived failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially and adversely affect our business. In addition, to the extent that we undertake actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.

We must comply with various federal consumer protection regimes, both as a result of the financial products and services we provide directly and as a service provider to our bank partner, Pathward. We are subject to the regulatory and enforcement authority of the CFPB, which oversees compliance with federal consumer financial protection laws. If the CFPB were to expand its supervisory authority by promulgating new regulations or reinterpreting existing regulations, it is possible that the CFPB could be permitted to conduct periodic examination of our business, which may increase our risk of regulatory or enforcement actions.

Further, we are regulated by many state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by state governmental authorities. State attorneys general have indicated that they will take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. Our failure to comply with state licensing or other regulatory requirements as may be in effect from time to time could have a material adverse effect on us and our ability to conduct our business. For example, any failure to obtain and maintain required state licenses for the brokerage of financial, insurance and other related products, including product-specific licenses relating to lending, life insurance and mortgage products, could have a material adverse effect on our Enterprise business. Furthermore, if we expand the scope of our products or services or we operate in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.

In addition, our wholly-owned subsidiary, ML Wealth, is registered as an investment adviser under the Advisers Act and is subject to regulation by the SEC. The Advisers Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on agency cross and principal transactions between an adviser and its advisory clients and other detailed operating requirements, as well as general fiduciary obligations. Moreover, although we do not currently engage in any business activity through our wholly-owned subsidiary, MoneyLion Securities LLC, as a broker-dealer, it is registered with the SEC and a member of FINRA. Although it has not commenced business, as a registered broker-dealer, MoneyLion Securities LLC is subject to periodic examinations and investigations by FINRA. Further, broker-dealers are subject to regulations that cover all applicable aspects of their business, which include sales practices, anti-money laundering, handling of material non-public information, safeguarding data, recordkeeping, reporting and the conduct and qualifications of directors, officers, employees, representatives and other associated persons.

We expect to continue to launch new products and services in the coming years, which may subject us to additional legal and regulatory requirements under federal, state and local laws and regulations, but which we expect to be similar to the legal and regulatory regimes to which we are already subject.

U.S. federal regulators, state attorneys general or other state enforcement authorities and other governmental agencies may take formal or informal actions against us (or our employees, representatives, agents and third-party service providers). Such formal or informal actions might result in cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action or force us to adopt new compliance programs or policies, remove personnel including senior executives, provide remediation or refunds to customers, or undertake other changes to our business operations, such as limits or prohibitions of our ability to offer certain products and services, or suspension or revocation of one or more of our licenses. Any weaknesses in our compliance management system may also subject us to penalties or enforcement action by the CFPB.

If we fail to manage our legal and regulatory risk in the jurisdictions in which we operate, our business could suffer, our reputation could be harmed and we would be subject to additional legal and regulatory risks. This could, in turn, increase the size and number of claims and damages asserted against us and/or subject us to regulatory investigations, enforcement actions or other proceedings, or lead to increased regulatory concerns. We may also be required to spend additional time and resources on remedial measures and conducting inquiries, beyond those already initiated and ongoing, which could have an adverse effect on our business.

While we have implemented policies and procedures designed to help our compliance with applicable laws and regulations, there are a number of risks that cannot be completely controlled. Further, in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. For a discussion of specific legal and regulatory proceedings, inquiries and investigations to which we are currently subject, see Part I, Item 3 “Legal Proceedings.”

The legal and regulatory regimes governing certain of our products and services are uncertain and evolving. Changing or new laws, regulations, interpretations or regulatory enforcement priorities may have a material and adverse effect on our business, financial condition and results of operations.

We are required to comply with constantly changing federal, state and local laws, regulations and rules that regulate various aspects of the products and services that we offer. Federal and state regulators of consumer financial products and services are also enforcing existing laws, regulations and rules more aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Such laws, regulations and rules are complex and require us to incur significant expenses and devote significant management attention to ensure compliance. For example, the CFPB may adopt new regulations governing consumer financial services, including regulations defining unfair, deceptive or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure. If the CFPB or other similar regulatory bodies adopt, or customer advocacy groups are able to generate widespread support for, positions that are detrimental to our business, then our business, financial condition and results of operations could be harmed. In particular, the regulatory landscape regarding earned wage access products (including our Instacash advance service) is uncertain and evolving given rapid growth in the use of earned wage access products in recent years. State and federal regulators, including the CFPB, may in the future launch inquiries, reviews or similar investigations or issue new, or change, regulations or rules relating to earned wage access products, which could result in additional compliance requirements and other risks relating to our current and past business activities as described herein. Such regulators could also launch inquiries, reviews or similar investigations into our Instacash product. Our failure to comply (or to ensure that our third-party partners, service providers or other agents comply) with these laws, regulations or rules may result in litigation, enforcement actions and penalties, including revocation of licenses and registrations; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by our customers; modification of the original terms of loans and other products, permanent forgiveness of debt or inability to collect on amounts owed by our borrowers; and indemnification claims. Such consequences could, among other things, require changes to our business practices and scope of operations or harm our reputation, which in turn, could have a material adverse effect on our business, financial condition and results of operations. If our practices are not consistent or viewed as not consistent with legal and regulatory requirements, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, litigation or criminal or civil sanctions, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

Further, changes in the laws, regulations and enforcement priorities applicable to our business, including reexamination of current enforcement practices, could have a material and adverse impact on our business, financial condition, results of operations and cash flows. We may not be able to respond quickly or effectively to regulatory, legislative and other developments. Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, could affect our operating environment in substantial and unpredictable ways. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implemented regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our operating environment. These changes and uncertainties make our business planning more difficult and could result in changes to our business model, impair our ability to offer our existing or planned features, products and services or increase our cost of doing business.

New laws, regulations, rules, guidance and policies could require us to incur significant expenses to ensure compliance, adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers , affect retention of key personnel or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources or devote significant management attention in order to make any necessary changes. For example, the regulatory framework for AI and machine learning technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the U.S., or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use AI and machine learning technology, including with respect to fair lending laws.

If we fail to operate in compliance with state or local licensing requirements, it could adversely affect our business, financial condition, results of operations and cash flows.

Certain states and localities have adopted laws regulating and requiring licensing, registration, notice filing or other approval by parties that engage in certain activity regarding consumer lending (including debt collection or servicing and/or purchasing or selling loans), life insurance and mortgage transactions, as well as brokering, facilitating and assisting such transactions in certain circumstances, and we currently hold certain state or local licenses. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of some consumer finance licensing laws to our platform and the related activities it performs is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation activities. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences. In addition, certain products and offers we offer, including loans facilitated through our platform, could be rendered void or unenforceable in whole or in part, which could adversely affect our business, financial condition, results of operations and cash flows.

We may not be able to maintain all currently required licenses and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new license, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. In addition, the states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits, which could require us to modify or limit our activities in the relevant state or states. The failure to satisfy those and other regulatory requirements could materially and adversely impact our business.

If loans made by our lending subsidiaries in our Consumer business are found to violate applicable federal or state interest rate limits or other provisions of applicable consumer lending, consumer protection or other laws, it could adversely affect our business, financial condition, results of operations and cash flows.

In our Consumer business, we have 37 subsidiaries through which we conduct our consumer lending business. These entities originate loans pursuant to state licenses or applicable exemptions under state law. The loans we originate are subject to state licensing or exemption requirements and federal and state interest rate restrictions, as well as numerous federal and state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities and loan term lengths. If the loans we originate were deemed subject to and in violation of certain federal or state consumer finance or other laws, including the Military Lending Act, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, financial condition, results of operations and cash flows. For a discussion of the ongoing civil action initiated by the CFPB alleging certain violations of the Military Lending Act and the Consumer Financial Protection Act, see Part I, Item 3 “Legal Proceedings.”

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

In the course of our operations and the processing of transactions, we collect, process, use, store, share and/or transmit a large volume of PII and other sensitive data from current, past and prospective customers as well as our employees in and across multiple jurisdictions. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. There are federal, state and foreign laws and regulations regarding privacy, data security and the collection, processing, use, storage, protection, sharing and/or transmission of PII and sensitive data. For example, the GLBA (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information.

Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, the CCPA, which granted additional consumer rights with respect to data privacy in California as of January 1, 2020, entitles California residents to know how their PII is being collected and shared, to access or request the deletion of their PII and to opt out of certain sharing of their PII, among other things. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of PII. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the CPRA, which was passed in November 2020 and became fully operative on January 1, 2023, significantly modifies the CCPA by expanding consumers’ rights with respect to certain sensitive PII and created a new state agency that will begin enforcing civil and administrative obligations added by the CPRA on July 1, 2023. The effects of the CCPA and the CPRA are potentially significant, may increase our potential exposure to regulatory enforcement and/or litigation and may require us to modify our data collection or processing practices and policies and incur substantial costs and expenses in an effort to comply.

We expect more states to enact legislation similar to the CCPA and the CPRA which provide consumers with new privacy rights and increase the privacy and security obligations of entities handling certain PII of such consumers. A number of other states have already done so. For example, in Virginia, the VCDPA became effective on January 1, 2023 and, among other things, gives consumers the right to access their personal data and request that it be corrected or deleted by businesses, and gives consumers a right to appeal if their request is denied. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents, have enacted, or are considering enacting, comprehensive privacy and data security laws, with at least three other such laws (in Colorado, Connecticut and Utah) having taken effect, or scheduled to take effect, in 2023. Such consumer privacy legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Additionally, our investment adviser, ML Wealth, and broker-dealer, MoneyLion Securities LLC, are subject to SEC Regulation S-P, which requires that businesses maintain policies and procedures addressing the protection of consumer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of consumer records and information and against unauthorized access to or use of consumer records or information. Regulation S-P also requires businesses to provide initial and annual privacy notices to consumers describing information sharing policies and informing consumers of their rights.

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services and platform capabilities. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our consumers or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected consumers or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party partners, service providers or vendors with which we share consumer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition, results of operations and cash flows.

The highly regulated environment in which our third-party financial institution partners operate may subject us to regulation and could have an adverse effect on our business, financial condition, results of operations and cash flows.

Certain of our third-party partners are subject to federal and state supervision and regulation, which may limit their operations significantly and impact the methods by which they conduct business. In particular, bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Compliance with laws and regulations can be difficult and costly, and the adoption of new laws and changes to, or repeal of, existing laws can impose additional compliance requirements. Regulatory requirements affect our third-party partners’ banking, investment and virtual currency practices, among other aspects of their business, and restrict transactions between us and our third-party partners.

In choosing whether and how to conduct business with us, current and prospective third-party partners can be expected to take into account the legal, regulatory and supervisory regime that applies to them and to us, including potential changes in the application or interpretation of regulatory standards, licensing requirements or supervisory expectations. Applicable state and federal laws, regulations and interpretations, including enforcement policies and accounting principles, have been subject to significant changes in recent years and may be subject to significant future changes. We cannot predict with any degree of certainty the substance or effect of pending or future legislation or regulation or the application of laws and regulations to our current and prospective third-party partners. Future changes may have an adverse effect on our current and prospective third-party partners and, therefore, on us.

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

The regulatory regime governing blockchain technologies and digital assets is uncertain, and new laws, regulations or policies may alter our business practices with respect to digital assets.

We currently offer certain cryptocurrency-related products and services available to our customers through Zero Hash. The Zero Hash entities are registered as money services businesses and have the necessary state-level licenses for engaging in digital assets activities where the Zero Hash services are offered. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. Treatment of virtual currencies continues to evolve under federal and state law. Many U.S. regulators, including the SEC, the FinCEN, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”) and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements, pursued cases against businesses in the digital assets space or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating virtual currency as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of digital assets. The CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. To the extent that certain virtual currencies are deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”), or if proposed legislation passes which grants the CFC jurisdiction over spot virtual currency trading beyond its current limited power to bring actions for fraud and manipulation, we may be subject to additional regulation under the CEA and CFTC regulations.

Foreign, federal, state and local regulators revisit and update their laws and policies on blockchain technologies and digital assets and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by federal or state government agencies, or any new legislation, may impose significant costs or restrictions on our ability to conduct business, significantly affect or change the manner in which we currently conduct some aspects of our business or impact our business in unforeseeable ways. Regulatory guidance and judicial precedent around issues like whether a digital asset may be considered a “security” under the federal securities laws has been unclear, and regulatory or enforcement action in this area have been common, but may not resolve these ambiguities. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities in 2018, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. As we facilitate our customers’ purchase and sale of digital assets, if the SEC alleges that any digital assets we offer are securities, we could be viewed as operating as an unregistered broker-dealer and could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm and potential loss of revenue. Our personnel could also become disqualified from associating with a broker-dealer, which could adversely affect our business. See “Part I, Item 1 “Business— Our Platform — Consumer — First-Party Financial Products and Services — MoneyLion Crypto.”

States may require that we obtain licenses that apply to blockchain technologies and digital assets.

Under the terms of our agreement with Zero Hash, we are not directly involved in any cryptocurrency transactions or the exchange of fiat funds for cryptocurrency at or through Zero Hash, and therefore, we do not currently expect to be subject to money services business, money transmitter licensing or other licensing or regulatory requirements specific to transactions relating to virtual currencies. However, state and federal regulatory frameworks around virtual currencies continue to evolve and are subject to interpretation and change, which may subject us to additional licensing and other requirements. The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California, Indiana and Wisconsin, where Zero Hash relies upon licensing exemptions; (ii) Montana, which does not currently have a money transmitter licensing requirement; and (iii) Hawaii. The Zero Hash entities currently engage in crypto asset activities in all U.S. states and the District of Columbia except for Hawaii.

As we are not directly involved in the custody, trading or pricing of any crypto assets and instead enable Zero Hash to offer its crypto asset services to MoneyLion Crypto customers, we do not maintain insurance policies covering the crypto assets in which MoneyLion Crypto customers transact. In addition, while our agreement with Zero Hash requires Zero Hash to indemnify us for, among other things, all liabilities, losses, expenses and costs arising out of, in connection with or relating to (a) Zero Hash’s failure to perform or comply with the provisions of the agreement, (b) Zero Hash’s cryptocurrency business and their provision of cryptocurrency transaction services, (c) any claims or disputes between Zero Hash and a customer with respect to the purchase and sale of cryptocurrency and (d) any failure by Zero Hash to comply with, or perform any action required by, applicable laws, rules and regulations, it does not require Zero Hash to indemnify us or MoneyLion Crypto customers for any risk of loss related to customers’ underlying crypto assets, nor does it require Zero Hash to maintain an insurance policy with respect to the crypto assets of MoneyLion Crypto customers custodied with Zero Hash. Zero Hash’s wallet technology provider, Fireblocks Inc. (“Fireblocks”), is SOC 2 Type II certified by Ernst & Young and undergoes a SOC 2 Type II review on an annual basis, as well as regular penetration testing by third-party firms to evaluate the Fireblocks security architecture. Fireblocks also maintains an insurance policy which has coverage for technology, cyberattacks and professional liability and is rated “A” by A.M. Best based on the strength of the policy. However, Zero Hash does not maintain separate insurance coverage for any risk of loss with respect to the digital assets that they custody on behalf of customers. As a result, customers who purchase cryptocurrencies through MoneyLion Crypto may suffer losses with respect to their digital assets that are not covered by insurance and for which no person is liable for damages and may have limited rights of legal recourse in the event of such loss. For additional information regarding our arrangement with Zero Hash, see Part I, Item 1 “Business — Our Business Model — Third-Party Providers — Zero Hash.”

In the case of virtual currencies, state regulators such as the NYSDFS have created regulatory frameworks. For example, in July 2014, the NYSDFS proposed the first U.S. regulatory framework for licensing participants in virtual currency business activity. The regulations, known as the “BitLicense” (23 NYCRR Part 200), are intended to focus on consumer protection. The NYSDFS issued its final BitLicense regulatory framework in June 2015. The BitLicense regulates the conduct of businesses that are involved in virtual currencies in New York or with New York consumers and prohibits any person or entity involved in such activity from conducting such activities without a license. Zero Hash LLC has received a BitLicense and is approved to conduct virtual currency business activity in New York by the NYSDFS.

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

Risks Relating to Ownership of Our Securities

The market price of our securities may be volatile.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities may be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	operating results failing to meet the expectations of securities analysts or investors in a particular period and changes in the market’s expectations about our operating results;

●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;

●	operating and stock price performance of other companies that investors deem comparable to us, including our competitors;

●	ability to market new and enhanced products and services on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	changes in the volume of shares of Class A Common Stock available for public sale, including as a result of a reverse stock split or otherwise;

●	any major change in our Board of Directors or management;

●	sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the NYSE specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of the NYSE, the NYSE may take steps to delist our securities. On November 23, 2022, we received a notice from the NYSE that we are not in compliance with the NYSE minimum closing bid price requirement, as the average closing price of the Class A Common Stock was less than $1.00 per share over a consecutive 30-trading day period. Pursuant to the NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, the Class A Common Stock must have a closing price of at least $1.00 per share and an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. We intend to monitor the closing price of the Class A Common Stock and consider our available options to resolve the noncompliance with the minimum share price requirement, including effecting a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the NYSE’s continued listing requirements or that the NYSE will grant us a further extension of time to regain compliance, if applicable. Our failure to regain compliance could result in delisting, which would likely have a negative effect on the price of our securities, including the Class A Common Stock, and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with the NYSE’s listing requirements.

Additionally, if our securities are not listed on, or become delisted from, the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if it were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We qualify as an emerging growth company within the meaning of Section 2(a) of the Securities Act, as modified by the JOBS Act. Because we utilize certain exemptions from disclosure requirements available to emerging growth companies, this can make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We currently take advantage of this extended transition period under the JOBS Act for adopting new or revised financial accounting standards. For as long as we continue to be an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, our stockholders may not have access to certain information that they may deem important.

If some investors find the Class A Common Stock less attractive as a result of us taking advantage of these exemptions, there may be a less active trading market for the Class A Common Stock and our share price may be more volatile. If an active, liquid public trading market for the Class A Common Stock does not develop or is not maintained, we may be limited in our ability to raise capital by selling shares of Class A Common Stock and our ability to acquire other companies or assets by using shares of Class A Common Stock or other MoneyLion securities as consideration. We can qualify as an emerging growth company for up to a total of five years, although circumstances could cause us to lose that status earlier, including if our total annual gross revenue exceeds $1.235 billion (as adjusted for inflation from time to time pursuant to SEC rules), if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if before that time we are a “large accelerated filer” under U.S. securities laws. There is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent that we choose not to use exemptions from various reporting requirements under the JOBS Act or the exemptions are no longer available to us, we will incur additional compliance costs, which may impact our financial condition.

The issuance by us of additional equity securities may dilute your ownership and adversely affect the market price of the Class A Common Stock.

Subject to our Fourth Amended and Restated Certificate of Incorporation (as amended and restated from time to time, the “Certificate of Incorporation”), from time to time, we may issue additional shares of Class A Common Stock and securities convertible into shares of Class A Common Stock on the terms and conditions established by the Board of Directors in its sole discretion. In addition, the agreement governing the acquisition of MALKA includes contingent earnout consideration, as well as related make-whole provisions that are dependent on the price of the Class A Common Stock, and the agreement governing the acquisition of Even Financial Inc. also includes contingent earnout consideration, either of which could result in us issuing additional shares of Class A Common Stock. Any Class A Common Stock or securities convertible into shares of Class A Common Stock that we issue, including in connection with a financing, acquisition, investment or under any equity incentive plans that we have in place or may adopt in the future, may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of the Class A Common Stock both upon issuance or, in the case of securities convertible into shares of Class A Common Stock, conversion. Debt securities convertible into equity securities could also be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. In addition, preferred stock, if issued, would have rights, preferences and privileges senior to those of the holders of the Class A Common Stock, including preferences with respect to a liquidating distribution or with respect to dividend payments. For example, see Exhibit 4.3 to this Annual Report on Form 10-K for a description of the Series A Preferred Stock (as defined herein) issued in connection with the acquisition of Even Financial Inc. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future issuances.

Delaware law and provisions in our Certificate of Incorporation and Bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and our Certificate of Incorporation and Amended and Restated Bylaws (as amended and restated from time to time, the “Bylaws”) could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A Common Stock held by our stockholders. These provisions include the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of the Class A Common Stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions that such stockholders desire.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Court of Chancery”) shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim against us or our directors, officers or employees governed by the internal affairs doctrine and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except for, as to each of (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, these provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.

These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and the Board of Directors.

We incur significant costs and are subject to additional regulations and requirements as a result of being a public company, and our management is required to devote substantial time to various compliance matters, which could lower profits and make it more difficult to run our business.

As a publicly traded company, we incur significant legal, accounting and other expenses that Legacy MoneyLion was not required to incur in the past as a privately held company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-employee directors. We also have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, the listing requirements of NYSE and various other costs of a public company. These expenses will increase once we are no longer an “emerging growth company” as defined under the JOBS Act. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on the Board of Directors and its committees and to serve as executive officers.

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

We do not intend to pay any cash dividends on the Class A Common Stock in the foreseeable future.

We have never declared or paid a cash dividend on the Class A Common Stock. We have no current intention to declare or pay cash dividends on the Class A Common Stock in the foreseeable future. In addition, the Monroe Credit Agreement contains certain restrictions on our ability to pay dividends. See Part II, Item 8 “Financial Statements and Supplementary Data — Debt” in this Annual Report on Form 10-K. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of the Board of Directors. As a result, capital appreciation, if any, of the Class A Common Stock will be the sole source of gain for the foreseeable future for holders of the Class A Common Stock.

Our warrants are exercisable for Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2022, there were 17,499,889 Public Warrants outstanding exercisable for 17,499,889 shares of Class A Common Stock at an exercise price of $11.50 per share. In addition, as of December 31, 2022, there were 8,100,000 private placement warrants outstanding exercisable for 8,100,000 shares of Class A Common Stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Class A Common Stock, the impact of which is increased as the value of our stock price increases.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption. If and when the warrants become redeemable, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold onto such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of the Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had your warrants remained outstanding.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

Our principal corporate headquarters are located in New York City. We lease all our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it become necessary, suitable additional or alternative space will be available to accommodate our operations. The square footage leased as of December 31, 2022 in each of the Company's office locations is as follows:

Location	Approximate Square Footage
New York, New York (Including Headquarters)	23,455
Jersey City, New Jersey	34,418
Kuala Lumpur, Malaysia	27,698
Santa Monica, California	3,750
Sioux Falls, South Dakota	2,160

Item 3. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact our business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, results of operations and cash flow.”

We have determined, based on our current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described below, would not have a material adverse effect on our business, financial position, results of operations or cash flows. As of December 31, 2022, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to our business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

State Regulatory Examinations and Investigations

We hold a number of state licenses in connection with our business activities, and must also comply with other applicable compliance and regulatory requirements in the states where we operate. In most states where we operate, one or more regulatory agencies have authority with respect to regulation and enforcement of our business activities under applicable state laws, and we may also be subject to the supervisory and examination authority of such state regulatory agencies. Examinations by state regulators have and may continue to result in findings or recommendations that require us, among other potential consequences, to provide refunds to customers or to modify our internal controls and/or business practices.

In the ordinary course of our business, we are and have been from time to time subject to, and may in the future be subject to, governmental and regulatory examinations, information requests, investigations and proceedings (both formal and informal) in connection with various aspects of our activities by state agencies, including the California Department of Financial Protection and Innovation, the Attorney General of the Commonwealth of Virginia, the New York Attorney General’s Office and the Colorado Department of Law, certain of which may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. We have responded to and cooperated with the relevant state agencies and will continue to do so in the future, as appropriate.

CFPB Litigation

On September 29, 2022, the CFPB initiated a civil action in the United States District Court for the Southern District of New York against MoneyLion Technologies Inc., ML Plus LLC and our 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, we moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. The motion has been fully briefed and a decision is pending. We continue to believe the CFPB’s claims are meritless and are vigorously defending the lawsuit. Nonetheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on our business, financial condition or results of operations.

SEC Investigation

As previously reported, we had been cooperating with an investigation by the SEC concerning IIA, which primarily held assets from institutional investors and was our primary source of funding for originated receivables through the end of the fourth quarter of 2021. On November 9, 2022, we were informed by the SEC's Division of Enforcement that it has concluded the investigation regarding MoneyLion and IIA and does not plan to recommend that the SEC take any enforcement action.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Class A Common Stock and Public Warrants are currently listed on the NYSE under the symbols “ML” and “ML WS,” respectively.

Holders

As of March 10, 2023, there were 64 holders of record of Class A Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock and Public Warrants are held of record by banks, brokers and other financial institutions.

Dividend Information

We do not currently pay any cash dividends on the Class A Common Stock. The declaration and amount of all dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board of Directors deems relevant. We can give no assurances that we will pay a dividend in the future.

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

The graph below compares the cumulative total return of Class A Common Stock from September 23, 2021, the date on which the Class A Common Stock commenced trading on the NYSE, through December 31, 2022, with the comparable cumulative return of two indices, the S&P SmallCap 600 and the F-Prime Fintech Index. The performance graph and table assume an initial investment of $100 on September 23, 2021. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

	MoneyLion	S&P SmallCap 600	F-Prime Fintech Index
September 23, 2021	$100.00	$100.00	$100.00
December 31, 2021	40.30	106.29	86.61
June 30, 2022	13.20	86.16	20.79
December 31, 2022	6.20	89.18	28.46

Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Reclassification—The acquisitions of MALKA and Even Financial Inc. and related ongoing integration activities caused significant changes to the revenue and cost structure of the Company such that the organization of financial statement line items in both the consolidated balance sheets and the consolidated statements of operations used in prior reporting periods were no longer sufficient to properly present the Company’s financial condition and results of operations as of March 31, 2022. As of such period, we reclassified the presentation of the consolidated balance sheet and the consolidated statement of operations to present such financial statements in a revised format that better represents the revenue and cost structure of the Company. The reclassifications had no impact on previously reported total assets, total liabilities or net income (loss) and an immaterial impact on total revenue, net. There was no impact on the consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit). There are also related reclassifications and expanded disclosure, where necessary, contained within the notes to the consolidated financial statements.

Overview

MoneyLion is the go-to destination for consumer financial products and services and marketplace solutions, providing curated money-related content to engage, educate and empower customers. We offer our core suite of innovative first-party financial products and services, along with personalized and actionable financial and non-financial offers in our Consumer marketplace from our Product Partners. We power leading embedded finance marketplace solutions for our Enterprise Partners, connecting and matching consumers with real-time, personalized product and service recommendations through our proprietary integrative technology, and provide complementary data products and services that optimize their marketplace integrations and competitiveness. We also offer creative media and marketing services to clients across industries through our media division and leverage these same creative resources to produce and deliver engaging and dynamic content in support of our product and service offerings.

We have purposefully built our platform in pursuit of our mission to rewire the financial system. We aim to build tools to help consumers through all of their financial inflection points through the use of comprehensive, data-driven analytics that connect consumers with the appropriate financial solution for their individual needs, whether through our first-party products or an offering through our marketplace platforms. As of December 31, 2022, we had 6.5 million Total Customers who used 12.9 million Total Products and over 1,000 Enterprise Partners in our network. We utilize innovative approaches to financial advice, education and literacy by delivering our customers dynamic money-related content, positioning ourselves at the forefront of evolving trends in media consumption so that our customers can better understand and manage their finances. By providing both access and ability and shortening the distance between education and action, we empower customers to take control of their money, no matter their financial circumstances – Every Time You Money.

In our Consumer business, we primarily earn revenue as follows:

•
RoarMoney Banking: We earn revenue from interchange fees from payment networks based on customer expenditures on the debit card, as well as transaction volume-based incentive payments from the payment network. We also earn revenue from cardholder fees charged to our customers, such as the monthly administrative fee, an out-of-network ATM fee, a foreign transaction fee and instant transfer fees. Interchange fees, payment network payments and cardholder fees are reflected in service and subscription fees.
•
Instacash: We earn revenue from optional tips and instant transfer fees, both reflected in service and subscription fees.
•
Credit Builder Plus: We earn revenue from the monthly subscription fee paid by our customers, which is reflected in service and subscription fees. We also earn revenue from interest income on Credit Builder Plus loans, which is reflected in net interest income on finance receivables.
•
MoneyLion Investing: We earn revenue from the monthly administration fee paid by our customers, which is reflected in service and subscription fees.
•
MoneyLion Crypto: We earn revenue from Zero Hash, which is reflected in service and subscription fees, as they pay us a share of the fees that they earn from our customers in exchange for us enabling Zero Hash to effect digital currency-related transactions for our customers.

In our Enterprise business, we primarily earn revenue, reflected in enterprise service revenues, as follows:

•
Consumer Marketplace: We earn revenue from fees from our Product Partners based on a range of criteria depending on each Product Partner relationship, including, but not limited to, customers’ clicks, impressions, completed transactions or a share of revenue generated for the Product Partner.
•
Enterprise Marketplace: We earn revenue from fees from our Enterprise Partners based on a range of criteria depending on each Enterprise Partner relationship, including, but not limited to, customers’ clicks, completed transactions or a share of revenue generated for the Product Partner. We also earn various SaaS and platform fees from our Enterprise Partners.
•
Media Services: We earn revenue from our clients based on performance obligations within our contracts with them.

Recent Developments

Recent events impacting our business are as follows:

In December 2022, we repaid $10.0 million of the principal balance owed under the ROAR 2 SPV Credit Facility. In January 2023, we repaid $20.0 million of the principal balance owed under the ROAR 1 SPV Credit Facility.

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the FDIC as receiver. At such time, we held a substantial portion of our cash deposits at SVB and utilized SVB to process payments. On March 12, 2023, the U.S. Department of the Treasury, U.S. Federal Reserve, and the FDIC announced that depositors of SVB would have access to all of their cash deposits starting March 13, 2023, and on March 13, 2023, the FDIC announced that it transferred all deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. On March 13, 2023, we transferred substantially all of our cash deposits at Silicon Valley Bridge Bank, N.A. to new financial institutions. The Company does not anticipate any losses with respect to its cash that had been deposited with SVB or is deposited with Silicon Valley Bridge Bank, N.A., which continues to process payments for the Company.

Business Combinations — Since January 1, 2021, we have completed the following business combinations:

•
Merger with Fusion – On September 22, 2021, Legacy MoneyLion completed the Business Combination with Fusion and became a publicly traded company. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, for which Legacy MoneyLion was determined to be the accounting acquirer. Since the Business Combination was accounted for as a reverse recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. GAAP. Under this method of accounting, Fusion was treated as the “acquired” company for financial reporting purposes. Operations prior to the Business Combination are those of Legacy MoneyLion. See Part II, Item 8 “Financial Statements and Supplementary Data — Business Combination” in this Annual Report on Form 10-K for additional information.
•
MALKA Acquisition – On November 15, 2021, we completed our acquisition of MALKA (the “MALKA Acquisition”). MALKA forms the basis of our media division and provides us with the creative capabilities to produce and deliver engaging and dynamic content in support of our product and service offerings. MALKA also offers creative media and marketing services to clients in our Enterprise business. The MALKA Acquisition accelerated our ability to engage consumers across digital media, allowing us to directly connect with communities natively inside and outside of the MoneyLion platform.

In connection with the closing of the MALKA Acquisition, we issued 3,206,167 restricted shares of Class A Common Stock and paid approximately $10.0 million in cash in aggregate to Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former members of MALKA (the "Sellers"), in exchange for all of the issued and outstanding membership interests of MALKA. The Closing Make-Whole Provision related to the restricted shares of Class A Common Stock issued was valued at $10.9 million as of the closing date of the MALKA Acquisition. We also paid down approximately $2.2 million of MALKA debt facilities. The Membership Interest Purchase Agreement governing the MALKA Acquisition includes certain earnout provisions and related make-whole provisions based on MALKA revenue and EBITDA targets in 2021 and 2022 entitling the Sellers to earn up to an additional $35.0 million payable in restricted shares of Class A Common Stock. The total purchase price of the MALKA Acquisition was approximately $52.7 million.

•
ML Enterprise – On February 17, 2022, we completed our acquisition of Even Financial Inc., which was subsequently renamed to ML Enterprise Inc. (the “ML Enterprise Acquisition”). ML Enterprise powers the leading embedded finance marketplace solutions we offer to our Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,000 Enterprise Partners in our network who integrate our software platform onto their properties, we enable a more simple and efficient system of customer acquisition and also provide value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The ML Enterprise Acquisition expanded our addressable market, extended the reach of our own products and services and diversified our revenue mix.

At the closing of the ML Enterprise Acquisition, we (i) issued to the equityholders of Even Financial Inc. an aggregate of 28,164,811 shares of the Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), of MoneyLion Inc., along with an additional 529,120 shares of Series A Preferred Stock to advisors of Even Financial Inc. for transaction expenses, valued at $193.7 million, (ii) paid to certain Even Financial Inc. management equityholders approximately $14.5 million in cash and (iii) exchanged 8,883,228 options to acquire Even Financial Inc. common stock for 5,901,846 options to acquire Class A Common Stock, of which the vested portion at the acquisition date was valued at $9.0 million. The equityholders and advisors of Even Financial Inc. are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Preferred Stock, based on the attributed revenue of ML Enterprise’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of Class A Common Stock are entitled to receive dividend equivalents in lieu of receiving Series A Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The combined value of the Earnout and Preferred Stock Equivalents was $45.3 million as of the closing of the ML Enterprise Acquisition. The total purchase price was approximately $271.1 million, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5.7 million of existing indebtedness of Even Financial Inc. and pay $2.9 million of seller transaction costs.

Factors Affecting Our Performance

We are subject to a number of risks including, but not limited to, the need for successful development of products, services and functionality; the need for additional capital (or financing) to fund operating losses; competition with substitute products and services from larger companies; protection of proprietary technology and information; dependence on key individuals; and risks associated with changes in information technology. For additional information, see Part I, Item 1A "Risk Factors."

New Customer and Client Growth and Increasing Usage Across Existing Customers and Clients

Our ability to effectively acquire new customers and clients through our acquisition and marketing efforts and drive usage of our products and services across our existing customers and clients is key to our growth, particularly as a significant portion of the revenue we generate in our business is derived from transaction-based fees. We believe our customers’ experience is enhanced by using our full suite of first-party financial products and services, complemented by the full spectrum of offers available in our marketplace, as we can better tailor the insights and recommendations we provide to them. In order to grow our business, we must engage and retain customers and continue to expand their use of our platform by cross-selling additional functionality, products and services to them. In our Enterprise business, we are dependent in part on our relationships with our Enterprise Partners, and any failure to effectively match consumers leads from our Channel Partners with product and service offerings from our Product Partners, or any reduced marketing spend by such Product Partners on our Enterprise platform, could adversely affect our business and results of operations.

Expansion and Innovation of Products, Services and Functionality

We will continue to invest in expanding and enhancing the products, services and functionality available through our platform for our customers and clients. Our ability to expand, enhance and sell additional functionality, products and services to our existing customers and clients may require more sophisticated and costly development, sales or engagement efforts. Any factors that impair our ability to do so may negatively impact our efforts towards retaining and attracting customers and clients.

General Economic and Market Conditions

Our performance is impacted by the relative strength of the overall economy, market volatility, consumer spending behavior and consumer demand for financial products and services. For example, with respect to our Consumer business, the willingness of our customers to spend, invest or borrow may fluctuate with their level of disposable income. Other factors such as interest rate fluctuations or monetary policies may also impact our customers’ behavior and our own ability to fund advances and loan volume. In addition, in our Enterprise business, adverse macroeconomic conditions, such as significant tightening of credit markets, may cause our Product Partners to reduce their marketing spend or advertising on our platform or may cause a reduction in client spending in our media division, which could adversely affect our business and results of operations.

Seasonality

We may experience seasonal fluctuations in our revenue. During the fourth quarter, revenue in our Consumer business may benefit from increased consumer spending during the holiday season, which may increase demand for our loan and advance products and services as consumers seek additional liquidity. During the first quarter, we may see weaker demand for our loan and advance products and services as a result of the impact of tax refunds on consumers' liquidity needs, but stronger demand for our banking and investment products and services. In our Enterprise business, due to corporate client advertising spending patterns throughout the year, we may generate higher revenue in our media division in the second and fourth quarters compared to other quarters. Adverse events that occur during these months could have a disproportionate effect on our financial results for the year. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on our business, as described above.

Competition

We compete across our business lines with a variety of competitors, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or cash advance products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. In addition, we face competition in our media division from others in the digital media and content creation industry, which range from large and established media companies, including social media companies and production studios, to emerging start-ups. We expect our competition to continue to increase. The success of our business depend on our ability to compete effectively and attract new and retain existing customers and clients, which depends upon many factors both within and beyond our control.

Pricing of Our Products and Services

We derive a substantial portion of our revenue from fees earned from our products and services. The fees we earn are subject to a variety of external factors such as competition, interchange rates and other macroeconomic factors, such as interest rates and inflation, among others. We may provide discounts or other incentives and rewards that we pay for to customers who utilize multiple products and services to expand usage of our platform. We may also lower pricing on our products and services to acquire new customers. As the market for our platform matures, or as new or existing competitors introduce new products, services or functionality that compete with ours, we may experience pricing pressure and be unable to retain current customers and clients and attract new customers and clients at prices that are consistent with our pricing model and operating budget. Our pricing strategy may prove to be unappealing to our customers and clients, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could adversely affect our business.

Product and Service Mix

We offer various products and services on our platform, including our core suite of first-party financial products and services, a broad range of financial and non-financial offers in our Consumer marketplace and embedded finance marketplace solutions and media services in our Enterprise business. Each product and service has a different profitability profile. The relative usage of products and services with high or low profitability and their lifetime value could have an impact on our performance.

Access and Cost of Financing

Our credit products, cash advances and other receivables were primarily financed through IIA until the end of the fourth quarter of 2021. Beginning in the fourth quarter of 2021, we transitioned our primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. Loss of one or more of the financing sources we have for our credit products, cash advances and other receivables could have an adverse impact on our performance, and it could be costly to obtain new financing.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace loan offer. Previously, Total Customers included all customers that submitted for or clicked on an offer through our marketplace but were not necessarily monetized, which we changed beginning in the third quarter of 2022 in order to more accurately reflect management’s view of our customers. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 6.5 million and 3.3 million as of December 31, 2022 and 2021, respectively. Total Customers for all prior periods have been recast to present the updated definition of Total Customers.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace loan offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or cash advances or opened multiple products through our marketplace, it is only counted once for each product type. Previously, Total Products included all products for which our Total Customers submitted or clicked on an offer but were not necessarily monetized, which we changed beginning in the third quarter of 2022 in order to more accurately reflect management’s view of our products. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 12.9 million and 8.0 million as of December 31, 2022 and 2021, respectively. Total Products for all prior periods have been recast to present the updated definition of Total Products.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,067 as of December 31, 2022, comprising 480 Product Partners and 587 Channel Partners. The number of Enterprise Partners prior to the ML Enterprise Acquisition was not significant.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and cash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending and Instacash products and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $1.8 billion and $1.1 billion for the twelve months ended December 31, 2022 and 2021, respectively. All originations were originated directly by MoneyLion.

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

Our Adjusted Revenue is further broken into the following categories:

	Twelve Months Ended December 31,
	2022	2021
	(in thousands)
Consumer	$206,485	$149,330
Enterprise	121,769	15,586
Adjusted Revenue	$328,253	$164,915

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

Results of Operations for the Twelve Months Ended December 31, 2022 and 2021

Revenues

The following table is reference for the discussion that follows.

	Twelve Months Ended December 31,		Change
	2022	2021	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$208,829	$148,488	$60,341	40.6%
Net interest income on finance receivables	10,147	7,002	3,145	44.9%
Total consumer revenues	218,976	155,490	63,486	40.8%
Enterprise service revenues	121,769	15,585	106,184	681.3%
Total revenue, net	$340,745	$171,075	$169,670	99.2%

We generate revenue primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Service and subscription fees

Service and subscription fees increased by $60.3 million, or 40.6%, to $208.8 million for the twelve months ended December 31, 2022, as compared to $148.5 million for the same period in 2021. The increase in service and subscription fees was driven by increases in fee income related to instant transfer fees and tips from Instacash of $56.8 million driven by the growth of Instacash advances across both existing and new customers, an increase in subscription fees of $1.9 million due to an increased number of customers enrolled in the Credit Builder Plus membership, and an increase of $2.1 million in revenue from a new transaction volume-based incentive payment program from a third-party payment network, of which $1.2 million is related to periods prior to 2022. These increases were partially offset by a net decrease of $0.4 million in banking related revenue such as interchange and fee income, partially driven by slightly lower payment volume, and administration fees from our investment accounts.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Plus loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $3.1 million, or 44.9%, to $10.1 million for the twelve months ended December 31, 2022, as compared to $7.0 million for the same period in 2021. The increase in net interest income on finance receivables was driven by the historical origination growth on our Credit Builder Plus loan program across both existing and new customers. The amortization of loan origination costs decreased by $1.5 million to $1.0 million for the twelve months ended December 31, 2022, as compared to $2.5 million for the same period in 2021.

Enterprise service revenues

Enterprise service revenues increased by $106.2 million, or 681.3%, to $121.8 million for the twelve months ended December 31, 2022, as compared to $15.6 million for the same period in 2021. This increase was primarily attributable to the ML Enterprise Acquisition and the MALKA Acquisition, which significantly expanded the Company’s enterprise service offerings.

Operating Expenses

The following table is reference for the discussion that follows:

	Twelve Months Ended December 31,		Change
	2022	2021	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	99,753	60,749	39,004	64.2%
Compensation and benefits	99,603	45,693	53,910	118.0%
Marketing	37,245	43,170	(5,925)	-13.7%
Direct costs	106,419	44,130	62,289	141.1%
Professional services	32,650	19,847	12,803	64.5%
Technology-related costs	21,536	9,210	12,326	133.8%
Other operating expenses	42,216	21,628	20,588	95.2%
Total operating expenses	439,422	244,427	194,995	79.8%

Other (expense) income
Interest expense	(29,799)	(7,251)	(22,548)	311.0%
Change in fair value of warrant liability	7,923	(39,629)	47,552	nm
Change in fair value of subordinated convertible notes	-	(41,877)	41,877	nm
Change in fair value of contingent consideration from mergers and acquisitions	41,254	(10,838)	52,092	nm
Goodwill impairment loss	(136,760)	-	(136,760)	nm
Other income	1,359	3,519	(2,160)	-61.4%
Net loss before income taxes	(116,023)	(96,076)	(19,947)	20.8%

Income tax (benefit) expense	(25,634)	56	(25,690)	nm

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

Provision for credit losses on consumer receivables increased by $39.0 million, or 64.2%, to $99.8 million for the twelve months ended December 31, 2022, as compared to $60.7 million for the same period in 2021. This increase resulted primarily from an increase to provision related to Instacash advance receivables of $28.9 million, Instacash instant transfer fees and tips of $2.7 million and Credit Builder Plus loan receivables of $4.7 million, evidenced by the increase in Total Originations from approximately $1.1 billion for the twelve months ended December 31, 2021 compared to approximately $1.8 billion for the same period in 2022. Provision related to subscription fees increased by $2.1 million.

Compensation and benefits

Compensation and benefits increased by $53.9 million, or 118.0%, to $99.6 million for the twelve months ended December 31, 2022, as compared to $45.7 million for the same period in 2021. This increase was driven primarily by $34.1 million of additional compensation and benefits expenses attributable to ML Enterprise and MALKA, a $6.1 million increase related to increased headcount, a $14.6 million increase in stock-based compensation and $2.3 million related to severance costs incurred in 2022. This increase was offset by a decrease in bonus and incentives payments of $4.6 million in 2022 and a $1.5 million decrease related to the amortization of salaries related to origination expenses incurred in 2021.

Marketing

Marketing decreased by $5.9 million, or 13.7%, to $37.2 million for the twelve months ended December 31, 2022, as compared to $43.2 million for the same period in 2021. This decrease resulted primarily from lower general marketing-related activities.

Direct costs

Direct costs increased by $62.3 million, or 141.1%, to $106.4 million for the twelve months ended December 31, 2022, as compared to $44.1 million for the same period in 2021. The increase was primarily driven by $64.0 million of direct costs related to ML Enterprise and MALKA, an increase in payment processing fees of $3.6 million and underwriting expenses of $1.3 million, driven by growth in Total Originations and Total Customers, partially offset by a $4.9 million decrease in costs related to our banking and investment account products.

Professional services

Professional services increased by $12.8 million, or 64.5%, to $32.7 million for the twelve months ended December 31, 2022, as compared to $19.8 million for the same period in 2021. This increase resulted primarily from an increase in professional costs related to ML Enterprise and MALKA of $4.6 million, other consulting costs of $10.1 million to help support our business growth and public company reporting requirements, offset by a $1.9 million reduction in legal services and recruiting expenses.

Technology-related costs

Technology-related costs increased by $12.3 million, or 133.8%, to $21.5 million for the twelve months ended December 31, 2022, as compared to $9.2 million for the same period in 2021. This increase resulted primarily from an increase in internet hosting, software licenses and subscriptions of $8.5 million and depreciation and amortization related to equipment and software of $3.7 million.

Other operating expenses

Other operating expenses increased by $20.6 million, or 95.2%, to $42.2 million for the twelve months ended December 31, 2022, as compared to $21.6 million for the same period in 2021. The increase was driven by $15.5 million of intangible amortization expenses attributable to the ML Enterprise Acquisition and the MALKA Acquisition and a $3.5 million increase in insurance-related expenses.

Our other (expense) income consists of the following:

Interest expense

Interest expense increased by $22.5 million, or 311.0%, to $29.8 million for the twelve months ended December 31, 2022, as compared to $7.3 million for the same period in 2021. This increase resulted from an increase in average debt outstanding during the twelve months ended December 31, 2022 compared to the same period in 2021. See Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was a benefit of $7.9 million for the twelve months ended December 31, 2022, as compared to an expense of $39.6 million for the same period in 2021. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of subordinated convertible notes

Change in fair value of subordinated convertible notes had no expense for the twelve months ended December 31, 2022 compared to an expense of $41.9 million for the same period in 2021. There was no activity for the twelve months ended December 31, 2022 because the subordinated convertible notes were converted into common stock immediately prior to the Business Combination Closing in September 2021; the noteholders subsequently received shares of Class A Common Stock upon the Business Combination Closing.

Change in fair value of contingent consideration from mergers and acquisitions

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $41.3 million for the twelve months ended December 31, 2022, as compared to an expense of $10.8 million for the same period in 2021. The change was due to changes in the inputs driving the fair value calculations.

Goodwill impairment loss

A goodwill impairment loss was identified based on goodwill impairment calculations effective December 31, 2022. See Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies — Goodwill” for additional information.

Other income

Other income decreased by $2.2 million to other income of $1.4 million for the twelve months ended December 31, 2022, as compared to other income of $3.5 million for the same period in 2021. The majority of other income in the twelve months ended December 31, 2022 was related to $2.5 million from new interest bearing deposit accounts utilized during 2022, which was partially offset by $0.7 million of losses on debt extinguishment incurred during the twelve months ended December 31, 2022. The majority of other income in the twelve months ended December 31, 2021 was related to a gain from the forgiveness of U.S. Small Business Administration’s ("SBA") Paycheck Protection Program loan ("PPP Loan") of $3.2 million as the SBA approved the Company’s application for forgiveness with respect to the entire outstanding balance of the PPP Loan.

Income tax (benefit) expense

See Part II, Item 8 “Financial Statements and Supplementary Data — Income Taxes” for an explanation of the significant income tax benefit recorded during the twelve months ended December 31, 2022.

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

The reconciliation of total revenues, net, which is prepared in accordance with U.S. GAAP, to Adjusted Revenue for the twelve months ended December 31, 2022 and 2021 is as follows:

	Twelve Months Ended December 31,
	2022	2021
	(in thousands)
Total revenues, net	$340,745	$171,075
Add back:
Amortization of loan origination costs	1,020	2,500
Less:
Provision for credit losses on receivables - subscription receivables	(5,231)	(3,170)
Provision for credit losses on receivables - fees receivables	(8,253)	(5,604)
Revenue derived from products that have been phased out	(28)	114
Adjusted Revenue	$328,253	$164,915

(1)
Amortization of loan origination costs are included within net interest income from finance receivables.
(2)
We deduct provision for credit losses on receivables related to subscription receivables from total revenue, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to subscription receivables is included within provision for loss on receivables on the statement of operations. Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” within this Annual Report on Form 10-K for further discussion.

(3)
We deduct provision for credit losses on receivables related to fees receivables from total revenue, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” within this Annual Report on Form 10-K for further discussion.
(4)
Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and service and subscription fees, respectively. Revenue from unsecured personal loans was $0.0 and $(0.1) million for the twelve months ended December 31, 2022 and 2021, respectively.

The reconciliation of gross profit, which is prepared in accordance with U.S. GAAP, to Adjusted Gross Profit for the twelve months ended December 31, 2022 and 2021 is as follows:

	Twelve Months Ended December 31,
	2022	2021
	(in thousands)
Total revenue, net	$340,745	$171,075
Less:
Cost of Sales
Direct costs	(106,419)	(44,130)
Provision for credit losses on receivables - subscription receivables	(5,231)	(3,170)
Provision for credit losses on receivables - fees receivables	(8,253)	(5,604)
Technology related costs	(10,447)	(6,352)
Professional services	(5,898)	(3,574)
Compensation and benefits	(8,951)	(3,836)
Other operating expenses	(438)	(259)
Gross Profit	$195,109	$104,150
Less:
Revenue derived from products that have been phased out	(28)	114
Adjusted Gross Profit	$195,081	$104,264

(1)
We deduct provision for credit losses on receivables related to subscription receivables from total revenue, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to subscription receivables is included within provision for loss on receivables on the statement of operations. Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” within this Annual Report on Form 10-K for further discussion.
(2)
We deduct provision for credit losses on receivables related to fees receivables from total revenue, net as it is related to revenue-based receivables. For U.S. GAAP reporting purposes, provision for loss on receivables related to fees receivables is included within provision for loss on receivables on the statement of operations. Refer to the Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies” within this Annual Report on Form 10-K for further discussion.
(3)
Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and service and subscription fees, respectively. Revenue from unsecured personal loans was $0.0 and $(0.1) million for the twelve months ended December 31, 2022 and 2021, respectively.

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted EBITDA for the twelve months ended December 31, 2022 and 2021 is as follows:

	Twelve Months Ended December 31,
	2022	2021
	(in thousands)
Net income (loss)	$(189,066)	$(169,484)
Add back:
Interest related to corporate debt	10,117	6,179
Income tax expense (benefit)	(25,634)	56
Depreciation and amortization expense	21,673	2,392
Changes in fair value of warrant liability	(7,923)	39,629
Changes in fair value of subordinated convertible notes	-	41,877
Change in fair value of contingent consideration from mergers and acquisitions	(41,254)	10,838
Goodwill impairment loss	136,760	-
Stock-based compensation expense	19,603	5,039
One-time expenses	12,432	9,051
Less:
Origination financing cost of capital	-	(12,718)
Adjusted EBITDA	$(63,296)	$(67,140)

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
(3)
Origination financing cost of capital represents the preferred return attributable to IIA investors. This is included within temporary equity on historical consolidated balance sheets. Because we transitioned away from IIA in December 2021, this will have no impact on our Adjusted EBITDA going forward.

Changes in Financial Condition to December 31, 2022 from December 31, 2021

	December 31,	December 31,	Change
	2022	2021	$	%
Assets
Cash and restricted cash	$153,709	$246,224	$(92,515)	-37.6%
Consumer receivables	169,976	153,741	16,235	10.6%
Allowance for credit losses on consumer receivables	(24,841)	(22,323)	(2,518)	11.3%
Consumer receivables, net	145,135	131,418	13,717	10.4%
Enterprise receivables	19,017	6,002	13,015	216.8%
Property and equipment, net	2,976	1,801	1,175	65.2%
Goodwill and intangible assets, net	220,847	77,665	143,182	184.4%
Other assets	54,658	28,428	26,230	92.3%
Total assets	$596,342	$491,538	$104,804	21.3%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	232,011	186,591	45,420	24.3%
Accounts payable and accrued liabilities	58,129	36,868	21,261	57.7%
Warrant liability	337	8,260	(7,923)	-95.9%
Other liabilities	33,496	38,135	(4,639)	-12.2%
Total liabilities	323,973	269,854	54,119	20.1%
Series A Preferred Stock	173,208	-	173,208	nm
Stockholders' equity:
Common Stock	26	23	3	13.0%
Additional paid-in capital	766,814	701,234	65,580	9.4%
Accumulated deficit	(657,979)	(469,873)	(188,106)	40.0%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	99,161	221,684	(122,523)	-55.3%
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$596,342	$491,538	$104,804	21.3%

Assets

Cash and restricted cash

Cash and restricted cash decreased by $92.5 million, or 37.6%, to $153.7 million as of December 31, 2022, as compared to $246.2 million as of December 31, 2021. Refer to the “Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $13.7 million, or 10.4%, to $145.1 million as of December 31, 2022, as compared to $131.4 million as of December 31, 2021. The increase was primarily driven by an increase in Total Originations and related fees receivables from December 31, 2021 to December 31, 2022.

Enterprise receivables

Enterprise receivables increased by $13.0 million, or 216.8%, to $19.0 million as of December 31, 2022, as compared to $6.0 million as of December 31, 2021. This increase was primarily attributable to the ML Enterprise Acquisition in the first quarter of 2022, which significantly expanded the Company’s enterprise service offering, and an increase in media and marketing service receivables.

Goodwill and intangible assets, net

Goodwill and intangible assets, net increased by $143.2 million, or 184.4%, to $220.8 million as of December 31, 2022, as compared to $77.7 million as of December 31, 2021. This increase was attributable to the ML Enterprise Acquisition, which closed in the first quarter of 2022, partially offset by a goodwill impairment loss that was identified based on a goodwill impairment calculation effective December 31, 2022. See Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies — Goodwill” for additional information regarding goodwill impairment.

Other assets

Other assets increased by $26.2 million, or 92.3%, to $54.7 million as of December 31, 2022, as compared to $28.4 million as of December 31, 2021. This was primarily attributable to an increase in receivables from payment processors and the new lease accounting standard adopted during the first quarter of 2022, which resulted in an operating lease right-of-use asset of $9.1 million as of December 31, 2022.

Liabilities

Debt agreements

Debt agreements increased by $45.4 million, or 24.3%, to $232.0 million as of December 31, 2022, as compared to $186.6 million as of December 31, 2021. Refer to the Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for further discussion of financing transactions.

Accounts payable and accrued expenses

Accounts payable and accrued expenses increased by $21.3 million, or 57.7%, to $58.1 million as of December 31, 2022, as compared to $36.9 million as of December 31, 2021, which was primarily attributable to new accounts payable and accruals of $11.8 million associated with ML Enterprise, which the Company acquired during the first quarter of 2022, and an accrual related to dividends on the Series A Preferred Stock.

Warrant liability

Warrant liability decreased by $7.9 million, or 95.9%, to $0.3 million as of December 31, 2022, as compared to $8.3 million as of December 31, 2021. Refer to the “Results of Operations for the Twelve Months Ended December 31, 2022 and 2021” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities decreased by $4.6 million, or 12.2%, to $33.5 million as of December 31, 2022, as compared to $38.1 million as of December 31, 2021. The decrease was primarily attributable to a decrease in liabilities related to contingent consideration from mergers and acquisitions of $18.2 million, partially offset by an increase from the new lease accounting standard adopted during the first quarter of 2022, which resulted in an operating lease liability of $9.6 million as of December 31, 2022, and an increase in deferred tax liability of $3.1 million related to the ML Enterprise Acquisition.

Liquidity and Capital Resources

As a result of the Business Combination, we raised net proceeds of $293.2 million, including the contribution of cash held in Fusion’s trust account from its initial public offering of $91.1 million, post redemption of Fusion’s common stock held by Fusion’s public stockholders prior to the Business Combination, and $250.0 million of private investment in public equity (“PIPE”) at $10.00 per share of Class A Common Stock, net of transaction expenses. Prior to the Business Combination, the funds received from previous common stock and redeemable convertible preferred stock equity financings, as well as the Company’s ability to obtain lending commitments, provided the liquidity necessary for the Company to fund its operations. We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital needs for at least the next twelve months. Our future financing requirements will depend on several factors including our growth, the timing and level of spending to support continued development of our platform, the expansion of marketing activities and merger and acquisition activity. In addition, growth of our finance receivables increases our liquidity needs, and any failure to meet those liquidity needs could adversely affect our business. Additional funds may not be available on terms favorable to us or at all. If the Company is unable to generate positive operating cash flows, additional debt and equity financings or refinancing of existing debt financings may be necessary to sustain future operations.

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through IIA until the end of the fourth quarter of 2021. Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. As of December 31, 2022, there was an outstanding principal balance of $83.0 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $63.0 million under the ROAR 2 SPV Credit Facility. See Part II, Item 8 “Financial Statements and Supplementary Data — Variable Interest Entities” within this Annual Report on Form 10-K for more information on the ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility.

The following table presents the Company’s cash, restricted cash and receivable from payment processor, as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Cash	$115,864	$201,763
Restricted cash	37,845	44,461
Receivable from payment processor	$32,881	$18,576

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the twelve months ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$3,361	$(8,569)
Net cash used in investing activities	(141,546)	(144,361)
Net cash provided by financing activities	45,670	378,227
Net change in cash and restricted cash	$(92,515)	$225,297

Operating Activities

Net cash provided by operating activities was $3.4 million for the twelve months ended December 31, 2022 compared to net cash used in operating activities of $8.6 million for the twelve months ended December 31, 2021. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net loss, of approximately $27.1 million during the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021, which was partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities was $141.5 million for the twelve months ended December 31, 2022 compared to net cash used in investing activities of $144.4 million for the twelve months ended December 31, 2021. The decrease in net cash used in investing activities was primarily related to a reduction in net originations of finance receivables during the twelve months ended December 31, 2022, which was almost entirely offset by an increase in spending on property, equipment and software, primarily driven by the ML Enterprise Acquisition in the first quarter of 2022, and an increase in spending on mergers and acquisitions during the twelve months ended December 31, 2022 related to the ML Enterprise Acquisition.

Financing Activities

Net cash provided by financing activities was $45.7 million for the twelve months ended December 31, 2022 compared to net cash provided by financing activities of $378.2 million for the twelve months ended December 31, 2021. The decrease in cash provided by financing activities was primarily attributable to the lack of net proceeds received from the reverse capitalization in connection with the Business Combination and the lack of net proceeds from other debt during the twelve months ended December 31, 2022. These decreases in cash provided by financing activity were partially offset by a lack of payments paid to IIA during the twelve months ended December 31, 2022 and an increase in net proceeds from secured loans.

Financing Arrangements

Refer to the Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2022:

	Total	2023	2024 – 2025	2026 – 2027	Thereafter
Monroe Term Loans	90,000	20,000	—	70,000	—
ROAR 1 SPV Credit Facility	83,000	—	83,000	—	—
ROAR 2 SPV Credit Facility	63,000	—	63,000	—	—
Operating lease obligations	12,028	3,301	5,787	2,172	768
Vendor unconditional purchase obligations	35,644	1,894	16,750	17,000	—
Total	$283,672	$25,195	$168,537	$89,172	$768

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K in this Annual Report on Form 10-K.

Equity

Class A Common Stock

After the Business Combination Closing, MoneyLion’s Certificate of Incorporation authorized the issuance of an aggregate of 2,200 million shares of capital stock, consisting of 2,000,000,000 shares of Class A Common Stock, $0.0001 par value per share, and 200,000,000 shares of preferred stock, $0.0001 par value per share. Immediately following the Business Combination, 970,000 shares of Class A Common Stock were redeemed for $9.7 million.

Series A Preferred Stock

For more information regarding our the Series A Preferred Stock, see Part II, Item 8 “Financial Statements and Supplementary Data — Common and Preferred Stock” in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At December 31, 2022, the Company did not have any material off-balance sheet arrangements.

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

Interest Rate Risk

Interest rates may adversely impact our customers’ level of engagement on our platform and ability and willingness to pay outstanding amounts owed to us. While we do not charge interest on many of our products, higher interest rates could deter customers from utilizing our credit products and other loans. Moreover, higher interest rates may lead to increased delinquencies, charge-offs and allowances for loans and interest receivable, which could have an adverse effect on our operating results.

The Monroe Term Loans (as defined in Part II, Item 8 “Financial Statements and Supplementary Data — Debt” in this Annual Report on Form 10-K), and future funding arrangements may, bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of December 31, 2022, would result in an approximately $0.9 million impact to annual interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MoneyLion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MoneyLion Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Austin, Texas

March 16, 2023

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Cash	$115,864	$201,763
Restricted cash, including amounts held by variable interest entities (VIEs) of $36,235 and $39,396	37,845	44,461
Consumer receivables	169,976	153,741
Allowance for credit losses on consumer receivables	(24,841)	(22,323)
Consumer receivables, net, including amounts held by VIEs of $113,963 and $92,796	145,135	131,418
Enterprise receivables	19,017	6,002
Property and equipment, net	2,976	1,801
Intangible assets, net	194,247	25,124
Goodwill	26,600	52,541
Other assets	54,658	28,428
Total assets	$596,342	$491,538
Liabilities and Stockholders' Equity
Liabilities:
Secured loans	$88,617	$43,591
Accounts payable and accrued liabilities	58,129	36,868
Warrant liability	337	8,260
Other debt, including amounts held by VIEs of $143,394 and $143,000	143,394	143,000
Other liabilities	33,496	38,135
Total liabilities	323,973	269,854
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 45,000,000 and 0 shares authorized as of December 31, 2022 and December 31, 2021, respectively, 25,655,579 shares issued and outstanding as of December 31, 2022 and 0 shares issued and outstanding as of December 31, 2021	173,208	—
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021, 258,590,373 and 257,620,373 issued and outstanding, respectively, as of December 31, 2022 and 231,452,448 and 230,482,448 issued and outstanding, respectively, as of December 31, 2021	26	23
Additional paid-in capital	766,814	701,234
Accumulated deficit	(657,979)	(469,873)
Treasury stock at cost, 970,000 shares at December 31, 2022 and December 31, 2021	(9,700)	(9,700)
Total stockholders' equity	99,161	221,684
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$596,342	$491,538

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2022	2021
Revenue
Service and subscription revenue	$330,598	$164,073
Net interest income on loan receivables	10,147	7,002
Total revenue, net	340,745	171,075
Operating expenses
Provision for credit losses on consumer receivables	99,753	60,749
Compensation and benefits	99,603	45,693
Marketing	37,245	43,170
Direct costs	106,419	44,130
Professional services	32,650	19,847
Technology-related costs	21,536	9,210
Other operating expenses	42,216	21,628
Total operating expenses	439,422	244,427
Net loss before other (expense) income and income taxes	(98,677)	(73,352)
Interest expense	(29,799)	(7,251)
Change in fair value of warrant liability	7,923	(39,629)
Change in fair value of subordinated convertible notes	—	(41,877)
Change in fair value of contingent consideration from mergers and acquisitions	41,254	(10,838)
Goodwill impairment loss	(136,760)	—
Other income	1,359	3,519
Net loss before income taxes	(214,700)	(169,428)
Income tax (benefit) expense	(25,634)	56
Net loss	(189,066)	(169,484)
Net income attributable to redeemable noncontrolling interests	—	(12,776)
(Accrual) / reversal of dividends on preferred stock	(6,880)	42,728
Net loss attributable to common shareholders	$(195,946)	$(139,532)

Net loss per share, basic and diluted(1)	$(0.81)	$(1.44)
Weighted average shares used in computing net loss per share, basic and diluted(1)	241,695,859	97,158,738

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock or Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at January 1, 2022	—	$—	230,482,448	$23	$701,234	$(469,873)	$(9,700)	$221,684
Stock-based compensation	—	—	—	—	19,603	—	—	19,603
Exercise of stock options and warrants and vesting of RSUs	—	—	8,849,639	1	2,398	—	—	2,399
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	15,242,076	2	22,248	—	—	22,250
Issuance of options and preferred stock in connection with ML Enterprise Acquisition, net of working capital adjustments	28,656,121	193,465	—	—	8,960	—	—	8,960
Conversion of preferred stock to common stock	(3,000,542)	(20,257)	3,000,542	—	20,257	—	—	20,257
Accrued dividends on preferred stock	—	—	—	—	(6,880)	—	—	(6,880)
Accrued dividends settled in common stock	—	—	45,668	—	81	—	—	81
Other	—	—	—	—	(1,087)	960	—	(127)
Net loss	—	—	—	—	—	(189,066)	—	(189,066)
Balances at December 31, 2022	25,655,579	$173,208	257,620,373	$26	$766,814	$(657,979)	$(9,700)	$99,161

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share amounts)

	Redeemable Convertible		Redeemable						Total
	Preferred Stock (All Series)		Noncontrolling	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares (1)	Amount	Interests	Shares (1)	Amount	Paid-in Capital	Deficit	Stock	(Deficit) Equity
Balances at January 1, 2021	116,264,374	$288,183	$71,852	47,870,720	$—	$—	$(327,629)	$(1,000)	$(328,629)
Stock-based compensation	—	—	—	—	—	5,039	—	—	5,039
Exercise of stock options and warrants	—	—	—	788,774	—	252	—	—	252
Accrued dividends on redeemable convertible preferred stock	—	14,292	—	—	—	(2,606)	(11,686)	—	(14,292)
Preferred stock conversion	(116,264,374)	(302,475)	—	116,264,374	12	250,761	51,702	—	302,475
Reverse capitalization on September 22, 2021	—	—	—	62,223,940	11	437,948	—	1,000	438,959
Redemption of common stock	—	—	—	(970,000)	—	—	—	(9,700)	(9,700)
Redemption of stock options	—	—	—	—	—	(12,741)	—	—	(12,741)
Issuance of common stock in connection with the acquisition of Malka Media Group LLC	—	—	—	4,181,441	—	21,766	—	—	21,766
Issuance of common stock in connection with business contracts	—	—	—	123,199	—	815	—	—	815
Contributions from redeemable noncontrolling interests	—	—	53,000	—	—	—	—	—	—
Redemptions by redeemable noncontrolling interests	—	—	(127,391)	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	—	—	(10,237)	—	—	—	—	—	—
Net income (loss)	—	—	12,776	—	—	—	(182,260)	—	(182,260)
Balances at December 31, 2021	—	$—	$—	230,482,448	$23	$701,234	$(469,873)	$(9,700)	$221,684

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twelve Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(189,066)	$(169,484)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for losses on receivables	99,753	60,749
Depreciation and amortization expense	21,673	2,392
Change in deferred fees and costs, net	2,017	1,827
Change in fair value of warrants	(7,923)	39,629
Change in fair value of subordinated convertible notes	—	41,877
Change in fair value of contingent consideration from mergers and acquisitions	(41,254)	10,838
Gain on loan forgiveness	—	(3,207)
Gains on foreign currency translation	18	(431)
Expenses related to debt modification and prepayments	730	—
Goodwill impairment loss	136,760	—
Stock compensation expense	19,603	5,039
Deferred income taxes	(26,020)	—
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	4	(449)
Enterprise receivables	(3,152)	(5,489)
Other assets	(14,908)	(11,561)
Accounts payable and accrued liabilities	5,059	11,127
Other liabilities	67	8,574
Net cash provided by (used in) operating activities	3,361	(8,569)
Cash flows from investing activities:
Net originations and collections of finance receivables	(114,072)	(131,737)
Purchase of property, equipment and software	(8,890)	(479)
Acquisition of Malka Media Group LLC, net of cash acquired	—	(12,145)
Acquisition of ML Enterprise, net of cash acquired	(18,584)	—
Net cash used in investing activities	(141,546)	(144,361)
Cash flows from financing activities:
Repayments to secured/senior lenders	(24,029)	(798)
Repayment of related party loan	—	(5,000)
Fees related to debt prepayment	(375)	—
Net proceeds from special purpose vehicle credit facilities	—	146,000
Proceeds from issuance of subordinated convertible notes	—	36,750
Borrowings from secured lenders	69,300	20,000
Payment of deferred financing costs	(1,625)	(5,147)
Redemption of founder’s common stock	—	(9,700)
Payment of redeemed stock options	—	(12,741)
Proceeds from issuance of common stock related to exercise of stock options and warrants	2,399	252
Proceeds from reverse capitalization, net of transaction costs	—	293,239
Contributions from redeemable noncontrolling interests	—	53,000
Redemptions by redeemable noncontrolling interests	—	(127,391)
Distributions to noncontrolling interests	—	(10,237)
Net cash provided by financing activities	45,670	378,227
Net change in cash and restricted cash	(92,515)	225,297
Cash and restricted cash, beginning of period	246,224	20,927
Cash and restricted cash, end of period	$153,709	$246,224

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,521	$4,378

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$20,257	$302,475
Issuance of common stock to settle accrued dividends	$81	$—
Issuance of common stock related to convertible debt	$—	$92,627
Issuance of common stock related to warrants exercised	$—	$85,502
Acquisition of public and private warrants	$—	$29,466
Accrued dividends on preferred stock	$6,880	$14,292
Lease liabilities incurred in exchange for operating right-of-use assets	$7,568	$—
Equity issued as consideration for mergers and acquisitions	$202,425	$21,766
Contingent consideration issued related to mergers and acquisitions	$45,336	$22,652

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

Pursuant to the terms of the Business Combination Merger Agreement, immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Merger Agreement (the “Business Combination Closing”), each of the following transactions occurred in the following order: (i) Merger Sub merged with and into Legacy MoneyLion, with Legacy MoneyLion surviving the merger as a wholly owned subsidiary of Fusion (the “Merger”); (ii) Legacy MoneyLion changed its name to “MoneyLion Technologies Inc.”; and (iii) Fusion changed its name to “MoneyLion Inc.” Following the Business Combination, MoneyLion Inc. became a publicly traded company, with Legacy MoneyLion, a subsidiary of MoneyLion, continuing the existing business operations. MoneyLion’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), is listed on the New York Stock Exchange (the "NYSE") under the ticker symbol “ML.”

On February 11, 2021, concurrently with the execution of the Business Combination Merger Agreement, Fusion entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, Fusion agreed to issue and sell in private placements an aggregate of 25,000,000 shares (“PIPE Shares”) of Class A Common Stock to the PIPE Investors for $10.00 per share, for an aggregate commitment amount of $250,000 (the “PIPE Financing”). Pursuant to the Subscription Agreements, Fusion gave certain re-sale registration rights to the PIPE Investors with respect to the PIPE Shares. The PIPE Financing was consummated substantially concurrently with the Business Combination Closing.

MoneyLion was founded in 2013 and is headquartered in New York, New York. MoneyLion is the go-to destination for consumer financial products and services and marketplace solutions, providing curated money-related content to engage, educate and empower customers. MoneyLion offers its core suite of innovative first-party financial products and services, along with personalized and actionable financial and non-financial offers in its Consumer marketplace. MoneyLion powers leading embedded finance marketplace solutions for its Enterprise Partners (as defined herein), connecting and matching consumers with real-time, personalized product and service recommendations through its proprietary integrative technology, and provides complementary data products and services that optimize their marketplace integrations and competitiveness. MoneyLion also offers creative media and marketing services to clients across industries through its media division and leverages these same creative resources to produce and deliver engaging and dynamic content in support of MoneyLion's product and service offerings.

On November 15, 2021, MoneyLion completed its acquisition of Malka Media Group LLC ("MALKA" and such transaction, the “MALKA Acquisition”). MALKA forms the basis of MoneyLion's media division and provides MoneyLion with the creative capabilities to produce and deliver engaging and dynamic content in support of MoneyLion's product and service offerings. MALKA also offers creative media and marketing services to clients in MoneyLion's Enterprise business. The MALKA Acquisition accelerated MoneyLion's ability to engage consumers across digital media, allowing it to directly connect with communities natively inside and outside of the MoneyLion platform.

On February 17, 2022, MoneyLion completed its acquisition of Even Financial Inc., which was subsequently renamed to ML Enterprise Inc. ("ML Enterprise" and such acquisition, the “ML Enterprise Acquisition”). ML Enterprise powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,000 Enterprise Partners in MoneyLion's network who integrate MoneyLion's software platform onto their properties, MoneyLion enables a more simple and efficient system of customer acquisition and also provides value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The ML Enterprise Acquisition expanded MoneyLion's addressable market, extended the reach of its own products and services and diversified its revenue mix.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive loss; therefore, there is no difference between net loss and comprehensive loss for the twelve months ended December 31, 2022 and 2021.

Reclassification—The acquisitions of MALKA and Even Financial Inc. and related ongoing integration activities caused significant changes to the revenue and cost structure of the Company such that the organization of financial statement line items in both the consolidated balance sheets and the consolidated statements of operations used in prior reporting periods were no longer sufficient to properly present the Company's financial condition and results of operations as of March 31, 2022. As of such period, the Company reclassified the presentation of the consolidated balance to present such financial statements in a revised format that better represents the revenue and cost structure of the Company. The reclassifications had no impact on previously reported total assets, total liabilities or net income (loss) and an immaterial impact on total revenue, net. There was no impact on the consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interests and stockholders' equity (deficit). There are also related reclassifications and expanded disclosure, where necessary, contained within the notes to the consolidated financial statements.

Receivable Funding—Receivables originated on the Company’s platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through Invest in America Credit Fund 1 LLC (“IIA”) until the end of the fourth quarter of 2021. IIA is organized as a Delaware limited liability company and is treated as a partnership for United States income tax purposes. IIA’s membership interests were issued in separately designated series, with each series consisting of Class A Units and Class B Units. IIA investors owned all non-voting Class B Units of the applicable series they invested in, which entitled them to a targeted, non-guaranteed, preferred return of typically 12% per year. ML Capital III LLC (“ML Capital III”), an indirect wholly owned MoneyLion subsidiary, is the managing member of IIA and owned the Class A Units of each series, which entitled ML Capital III to returns that exceeded the targeted preferred return on the Class B Units (if any). IIA used proceeds from the sale of Class B Units to investors to purchase borrower payment dependent promissory notes from Invest in America Notes I SPV LLC (“IIA Notes SPV I”) and Invest in America Notes SPV IV LLC (“IIA Notes SPV IV”) (collectively “IIA Notes SPVs”). The collateral consisted of a portfolio of underlying MoneyLion loans and advance receivables. Investors in Class B Units funded their investment into IIA at the time of subscription, which proceeds were used to finance receivables originated on MoneyLion’s platform. Generally, an IIA investor was able to request redemption of all or a portion of their capital account, after a 120-day notice period, and in increments of $100,000, five days after the expiration of the applicable lock-up period, unless otherwise agreed between investors in a particular series and the Company. Unless a redemption request was made, both the IIA investor’s capital contribution and their related Class B returns were automatically reinvested in new notes. ML Capital III, as the managing member of IIA, had the contractual right to suspend redemptions in certain circumstances and without prior notice to the IIA investors. However, the IIA investors’ right to redemption may not have been entirely within the control of the Company and therefore the IIA investors’ share of the IIA is presented on the Company’s consolidated balance sheet as temporary equity at the redemption value. Redemptions were $127,391 for the twelve months ended December 31, 2021. Distributions, if any, to IIA investors were made at the discretion of the Company or, if agreed between the Company and a particular IIA investor or series, in accordance with the applicable subscription agreements. The Company had identified IIA, IIA Notes SPV I and IIA Notes SPV IV as VIEs due to the fact that the Class A Units are entitled to residual income/loss in IIA. The Company had identified itself as the primary beneficiary of these VIEs because it directed the activities of the VIEs that most significantly impacted the VIEs’ economic performance. As the primary beneficiary of the VIEs, the Company had consolidated the balances of the VIEs into the financial statements. Net income in consolidated VIEs were attributed to redeemable noncontrolling interests based on the investors’ respective interests in the net assets of the consolidated VIE. Net income attributable to the noncontrolling interests in IIA, IIA Notes SPV I and IIA Notes SPV IV represented interest income.

Beginning in the fourth quarter of 2021, MoneyLion transitioned its primary source of funding for originated receivables from IIA to special purpose vehicle financings from third-party institutional lenders. By December 2021, investor balances were returned to all IIA Class B Unit holders and as of December 31, 2021, IIA had no assets. As a result, only Class A units remained, which were wholly owned by ML Capital III making IIA and the IIA Notes SPVs indirect wholly owned MoneyLion subsidiaries, and therefore as of December 31, 2021 there was no longer a noncontrolling interest related to IIA and the IIA Notes SPVs. For more information on the alternative financing sources, see Note 8. "Variable Interest Entities" regarding VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and Note 9. “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

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

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the twelve months ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
	2022	2021
Consumer revenues
Service and subscription fees	$208,829	$148,488
Net interest income on finance receivables	10,147	7,002
Total consumer revenues	218,976	155,490
Enterprise service revenues	121,769	15,585
Total revenue, net	$340,745	$171,075

Service and subscription fees—The Credit Builder Plus membership was developed to allow consumer customers to access affordable credit through asset collateralization, build savings, improve financial literacy and track their financial health. The Credit Builder Plus membership is intended to emphasize the program’s ability to help consumer customers build credit while also saving. Members receive access to the Company’s Credit Builder Plus secured personal loans, banking account and related services, managed investment services, an online cryptocurrency account, credit tracking services and Instacash advances.

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

The Company has a single performance obligation to facilitate lead generating services to the providers of financial and non-financial products and services (“Product Partners”) whereby qualified consumers are matched with financial solutions offered by the Product Partners based on qualification and preference.

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

The Company earns various SaaS and platform fees from certain enterprise partners. This revenue is recognized evenly over the required performance period.

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

Allowance for Losses on Receivables—An allowance for losses on consumer receivables and related accrued interest and fee receivables is established to provide for probable losses incurred in the Company’s consumer receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of many factors, including changes in the nature, volume, and risk characteristics of the consumer receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the consumer’s ability to pay. The allowance is developed on a general basis and each period management assesses each product type by origination cohort in order to determine the forecasted performance of those cohorts and arrive at an appropriate allowance rate for that period. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

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

An allowance for losses on service and subscription fees receivables is established to provide probable losses incurred in the Company’s service and subscription fee receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of historical charge-offs and recoveries on these receivables, as well as certain qualitative factors including current economic conditions that may affect the customers’ ability to pay. Prior to the period ended June 30, 2021, the allowance related to these receivables had not been material to the consolidated financial statements.

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

Governmental Regulation—The Company is subject to various state and federal laws and regulations in each of the states in which it operates, which are subject to change and may impose significant costs or limitations on the way the Company conducts or expands its business. The Company’s loans are originated under individual state laws, which may carry different rates and rate limits, and have varying terms and conditions depending upon the state in which they are offered. The Company is also subject to state licensing requirements of each individual U.S. state in which we operate, including with respect to certain consumer lending, life insurance and mortgage products and services that the Company offers directly or to which the Company connects consumers through third parties. Other governmental regulations include, but are not limited to, imposed limits on certain charges, insurance products and required licensing and qualification.

Fair Value of Financial Instruments—Accounting Standards Codification ("ASC") 820, Fair Value Measurement ("ASC 820"), provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Level 3:

Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company has no assets measured at fair value on a recurring or non-recurring basis as of December 31, 2022 nor December 31, 2021. Liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 are the Private Placement Warrants (as defined herein) and contingent consideration related to mergers and acquisitions, which are further described in Note 14, "Stock Warrants," and Note 17, "Mergers and Acquisitions," respectively. The Company has no liabilities measured at fair value on a non-recurring basis as of December 31, 2022 nor December 31, 2021. There have been no transfers between levels during the twelve months ended December 31, 2022 nor December 31, 2021.

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

Net Loss Per Share—The Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered the redeemable convertible preferred stock to be a participating security as the holders are entitled to receive dividends at a dividend rate payable in preference and priority to the holders of common stock.

Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses, which is consistent with the if converted method of calculation. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted stock units, performance stock units, right to receive Earnout Shares, as defined in Note 3, “Business Combination,” and warrants to purchase redeemable convertible preferred stock and common stock were considered common shares equivalents but had been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss attributable to all classes of common stockholders, diluted net loss per share attributable to all classes of common stockholders is the same as basic net loss per share attributable to all classes of common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net losses attributable to common stockholders for the fiscal years ended December 31, 2022 and 2021.

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

Goodwill—The Company performs goodwill impairment testing annually on the last day of the fiscal year or more frequently if indicators of potential impairment exist. A potential impairment indicator was identified on each of June 30, 2022, September 30, 2022 and December 31, 2022 due to a decline in the price of the Class A Common Stock and the Company's related market capitalization and, as such, the Company performed a goodwill impairment test as of June 30, 2022, September 30, 2022 and December 31, 2022. The goodwill impairment test is performed at the consolidated company level since the Company represents one reporting unit. The Company first evaluates whether it is more likely than not that the fair value of the reporting unit has fallen below its carrying amount. No indicators of fair value falling below the reporting unit carrying amount were noted on a quantitative or qualitative basis during the fiscal year 2021 assessment, the June 30, 2022 assessment nor the September 30, 2022 assessment.

The June 30, 2022 and September 30, 2022 assessments indicated that the fair value of the reporting unit exceeded the reporting unit's carrying value. The fair value of the reporting unit was calculated by valuing the Class A Common Stock and the Company's Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), primarily based on the Class A Common Stock price per share. The calculation of fair value also includes an estimated control premium based on consultation between the Company's management and third-party valuation specialists.

The December 31, 2022 assessment indicated that the carrying value of the reporting unit exceeded the reporting unit's fair value, resulting in a goodwill impairment loss of $136,760, which also represents the accumulated impairment losses related to goodwill as of December 31, 2022. Determining the fair value of the reporting unit required the use of estimates and the exercise of significant judgment, which is inherently subjective in nature. For quantitative goodwill impairment testing, the fair value of the reporting unit was calculated using a blend of a discounted cash flow method and a guideline public company method.

The discounted cash flow method calculation estimates the future cash flows from the reporting unit using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for our reporting unit in our December 31, 2022 impairment analysis was 30.5%, and we applied a terminal year long-term growth rate of 3.0%.

The guideline public company method utilized the Company's historical and forecasted revenue to enterprise value ratio to determine revenue multiples to calculate the enterprise value of the reporting unit. The guideline public company method also includes an estimated control premium based on consultation between the Company's management and third-party valuation specialists.

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

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges were recognized during the years ended December 31, 2022 and 2021.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

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

Stock-Based Compensation—The Company accounts for the options, restricted stock units ("RSUs") and performance share units ("PSUs") granted to employees or directors as stock-based compensation expense based on their grant date fair value.

The fair value of all awards is recognized as an expense over the requisite service periods (generally the vesting period of the equity award) and is included in compensation and benefits in the Company's consolidated statement of operations. Forfeitures are accounted for as they occur.

Warrant Liability—The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”).

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

The Public Warrants met the conditions for equity classification in accordance with ASC 815-40. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

Subordinated Convertible Notes—As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option to account for its Subordinated Convertible Notes (as defined below). In accordance with ASC 825, the Company records these Subordinated Convertible Notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statement of operations. As a result of applying the fair value option, direct costs and fees related to the Subordinated Convertible Notes were expensed as incurred and were not deferred. The Company concluded that it was appropriate to apply the fair value option to the Subordinated Convertible Notes because there are no non-contingent beneficial conversion options related to the Subordinated Convertible Notes.

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

Valuation of consideration transferred related to mergers and acquisitions—The Company determined that the contingent consideration related to the earnout provisions, the Closing Make-Whole Provision (as defined herein) and the Preferred Stock Equivalents (as defined herein) in connection with the MALKA Acquisition and ML Enterprise Acquisition do not meet the criteria for equity treatment. For provisions that do not meet all the criteria for equity treatment, the contingent consideration is required to be recorded at fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as a non-cash gain or loss on the statements of operations. As such, the MALKA and ML Enterprise earnout provision is recorded as a liability and any change in fair value is recognized in the Company's statements of operations. The fair value of the MALKA and ML Enterprise earnout was estimated using a Monte Carlo Simulation Model.

The Company determined that the consideration related to the shares of Series A Preferred Stock transferred as part of the consideration for the ML Enterprise Acquisition meets the criteria for equity treatment. The fair value of this consideration was estimated using a Monte Carlo Simulation Model and recorded to equity on the date of issuance.

Property and Equipment—Property and equipment is carried at cost. Depreciation is determined principally under the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Since an implicit rate of return is not readily determinable for the Company's leases, an incremental borrowing rate is used in determining the present value of lease payments. The incremental borrowing rate is determined using the rate of interest the Company pays to borrow funds on a collateralized basis, adjusted for differences in the lease term compared to the Company's debt using the differences in daily U.S. treasury par yield curve that correspond to the terms of the Company's lease and debt. These rates are updated on a quarterly basis for measurement of new lease obligations. Some leases include renewal options; however, generally it is not reasonably certain that these options will be exercised at lease commencement. Lease expense is recognized on a straight-line basis over the lease term, including leases with an initial term of 12 months or less which are not recognized on the Company's balance sheet. The Company separates lease and non-lease components for its real estate leases.

Debt Issuance Costs—Costs incurred to obtain debt financing are capitalized and amortized into interest expense over the life of the related debt using a method that approximates the effective interest method. Debt issuance costs are recorded as a contra debt balance in the accompanying consolidated financial statements.

Marketing Costs—Costs related to marketing activities are expensed as incurred.

Recently Adopted Accounting Pronouncements—

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective January 1, 2022, and applied the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. As permitted by the new guidance, the Company elected the package of practical expedients, which among other things, allowed historical lease classification to be carried forward. Upon adoption of the ASU No. 2016-02, the Company recognized an aggregate lease liability and right-of-use asset of $3,551, calculated based on the present value of the remaining minimum lease payments for qualifying leases as of January 1, 2022. The cumulative-effect adjustment recognized to the beginning balance of retained earnings was not material. The adoption of the new guidance did not impact the Company’s consolidated statements of operations nor cash flows.

The Company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The adoption of ASU No. 2019-12 did not have a material impact on the Company's financial statements or the related notes.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, along with subsequent ASUs, creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU is effective for nonpublic entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The estimated adoption impact on January 1, 2023 is an increase in assets of 0% to 2% of total assets as of December 31, 2022 and a reduction in accumulated deficit of 0% to 2% of accumulated deficit as of December 31, 2022. There is no adoption impact to the consolidated statement of operations nor cash flows. This estimate will be finalized during the first quarter of 2023 and is subject to change.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting and subsequently issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions in which the reference London Interbank Offered Rate ("LIBOR") or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. These ASUs are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022 and the expedients are available through December 31, 2024. Early adoption is permitted. The Company has no significant contracts based on LIBOR as of December 31, 2022. As such, the Company currently does not intend to elect the optional expedients and exceptions.

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

3. BUSINESS COMBINATION

On September 21, 2021, Fusion held a Special Meeting (the “Special Meeting”) at which the Fusion stockholders considered and adopted, among other matters, the Business Combination Merger Agreement and the transactions contemplated therein (the “Business Combination Transactions”). On September 22, 2021, the parties to the Business Combination Merger Agreement consummated the Business Combination Transactions.

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

•
all outstanding warrants to purchase shares of Legacy MoneyLion preferred stock or Legacy MoneyLion Common Stock (“Legacy MoneyLion Warrants”) were either exercised and ultimately converted into shares of Legacy MoneyLion Common Stock or terminated;
•
11,231,595 outstanding shares of Legacy MoneyLion Common Stock (which includes the shares of Legacy MoneyLion Common Stock issued to former holders of Legacy MoneyLion Warrants) were cancelled in exchange for the right to receive 184,285,695 shares of Class A Common Stock;

•
2,360,627 outstanding and unexercised options to purchase shares of Legacy MoneyLion Common Stock (“Legacy MoneyLion Options”) converted into options to acquire 38,732,676 shares of Class A Common Stock, of which 18,861,298 options were vested and 19,871,378 options were unvested; and
•
each holder of an outstanding share of Legacy MoneyLion Common Stock (following the Conversion) and/or Legacy MoneyLion Options (each such holder, an “Earnout Participant”) also received the right to receive the applicable pro rata portion of Class A Common Stock (the “Earnout Shares”) with respect to each share of Class A Common Stock or option exercisable for shares of Class A Common Stock, contingent upon Class A Common Stock reaching certain price milestones. 7.5 million and 10.0 million shares of Class A Common Stock will be issued if the Class A Common Stock share price equals or is greater than $12.50 and $16.50, respectively, for twenty out of any thirty consecutive trading days within five years of the Business Combination Closing Date. The Earnout Shares meet the conditions for equity classification in accordance with ASC 815-40.

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

Upon consummation of the Business Combination Transactions:

•
each outstanding share of Fusion Class B common stock automatically converted into one share of Class A Common Stock; and
•
outstanding warrants to purchase the common stock of Fusion automatically converted into warrants to purchase shares of Class A Common Stock.

As of the Business Combination Closing Date and following the completion of the sale of 25,000,000 shares of Class A Common Stock in the PIPE Financing, MoneyLion had the following outstanding securities:

•
227,147,708 shares of Class A Common Stock;
•
38,732,676 MoneyLion options, of which options to purchase 18,861,298 shares of Class A Common Stock were vested and options to purchase 19,871,378 shares of Class A Common stock were unvested; and
•
17,499,989 public warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share and 8,100,000 private placement warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share (assumed from Fusion).

Conversion of Legacy MoneyLion shares was calculated utilizing the exchange ratio of approximately 16.4078 per share of Class A Common Stock (the “Exchange Ratio”).

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

The transaction closed on September 22, 2021, and on the following day the Class A Common Stock and Public Warrants (as defined herein) began trading on the New York Stock Exchange under the symbols “ML” and “ML WS”, respectively, for trading in the public market.

4. CONSUMER RECEIVABLES

The Company’s finance receivables consist of secured personal loans and principal amounts of Instacash advances. Accrued interest receivables represent the interest accrued on the loan receivables based upon the daily principal amount outstanding. Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash advance product. Subscription receivables represent the amounts billed to customers for subscription services. The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or advance terms. When assessing provision for losses on consumer receivables, the Company takes into account the composition of the outstanding consumer receivables, charge-off rates to date and the forecasted principal loss rates. The tables below show consumer receivables balances and aging by product as of December 31, 2022 and December 31, 2021 and the allowance for credit losses on consumer receivables activity for the twelve months ended December 31, 2022 and 2021.

Consumer receivables consisted of the following:

	December 31,	December 31,
	2022	2021
Unsecured personal loan receivables	$—	$1
Secured personal loan receivables	73,451	77,491
Loan receivables	73,451	77,492
Instacash receivables	77,688	62,783
Finance receivables	151,139	140,275
Fees receivable	14,019	8,366
Subscription receivables	3,419	3,099
Deferred loan origination costs	331	929
Accrued interest receivable	1,068	1,072
Consumer receivables, before allowance for credit losses	$169,976	$153,741

Changes in the allowance for losses on consumer receivables were as follows:

	Twelve Months Ended December 31,
	2022	2021
Beginning balance	$22,323	$9,127
Provision for credit losses on receivables	99,753	60,749
Receivables charged off	(133,898)	(75,557)
Recoveries	36,663	28,004
Ending balance	$24,841	$22,323

Changes in allowance for losses on finance receivables were as follows:

	Twelve Months Ended December 31,
	2022	2021
Beginning balance	$21,625	$9,127
Provision for credit losses on receivables	86,269	51,975
Finance receivables charged off	(116,911)	(65,711)
Recoveries	32,745	26,234
Ending balance	$23,728	$21,625

Changes in allowance for losses on fees receivable were as follows:

	Twelve Months Ended December 31,
	2022	2021
Beginning balance	$420	$—
Provision for credit losses on receivables	8,253	5,604
Fees receivable charged off	(11,221)	(6,400)
Recoveries	3,251	1,216
Ending balance	$703	$420

Changes in allowance for losses on subscription receivables were as follows:

	Twelve Months Ended December 31,
	2022	2021
Beginning balance	$278	$—
Provision for credit losses on receivables	5,231	3,170
Subscription receivables charged off	(5,766)	(3,446)
Recoveries	667	554
Ending balance	$410	$278

The following is an assessment of the repayment performance of loans as of December 31, 2022 and December 31, 2021 and presents the contractual delinquency of the loans receivable portfolio:

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$63,578	86.6%	$66,514	85.8%

Delinquency:
31 to 60 days	5,579	7.6%	6,577	8.5%
61 to 90 days	4,294	5.8%	4,401	5.7%
Total delinquency	9,873	13.4%	10,978	14.2%
Loan receivables before allowance for loan losses	$73,451	100.0%	$77,492	100.0%

The following is an assessment of the repayment performance of Instacash receivables as of December 31, 2022 and December 31, 2021 and presents the contractual delinquency of the Instacash receivables portfolio:

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$70,003	90.1%	$55,963	89.1%

Delinquency:
31 to 60 days	7,685	9.9%	6,820	10.9%
61 to 90 days	—	0.0%	—	0.0%
Total delinquency	7,685	9.9%	6,820	10.9%
Instacash receivables before allowance for loan losses	$77,688	100.0%	$62,783	100.0%

The following is an assessment of the repayment performance of fees receivable as of December 31, 2022 and December 31, 2021 and presents the contractual delinquency of the fees receivable portfolio:

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$10,645	75.9%	$6,682	79.9%

Delinquency:
31 to 60 days	3,374	24.1%	1,684	20.1%
61 to 90 days	—	0.0%	—	0.0%
Total delinquency	3,374	24.1%	1,684	20.1%
Fees receivable before allowance for loan losses	$14,019	100.0%	$8,366	100.0%

The following is an assessment of the credit quality of subscription receivables as of December 31, 2022 and December 31, 2021 and presents the contractual delinquency of the subscription receivables portfolio:

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Current	$2,487	72.8%	$2,227	71.8%

Delinquency:
31 to 60 days	534	15.6%	514	16.6%
61 to 90 days	398	11.6%	358	11.6%
Total delinquency	932	27.2%	872	28.2%
Subscription receivables before allowance for loan losses	$3,419	100.0%	$3,099	100.0%

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Leasehold improvements	$1,970	$545
Furniture and fixtures	853	573
Computers and equipment	2,298	2,209
	5,121	3,327
Less: accumulated depreciation	(2,145)	(1,526)
Furniture and equipment, net	$2,976	$1,801

Total depreciation expense related to property and equipment was $1,235 and $343 for the twelve months ended December 31, 2022 and 2021, respectively.

6. INTANGIBLE ASSETS

Goodwill as of December 31, 2022 and 2021 was $26,600 and $52,541, respectively. The decrease relates to a goodwill impairment loss that was identified based on a goodwill impairment calculation effective December 31, 2022, partially offset by an increase in goodwill acquired from the ML Enterprise Acquisition. See Note 2, “Summary of Significant Accounting Policies,” for additional information regarding goodwill impairment. See Note 17, “Mergers and Acquisitions,” for more information regarding goodwill and other intangible assets acquired from the ML Enterprise Acquisition.

Intangible assets consisted of the following:

		December 31,	December 31,
	Useful Life	2022	2021
Proprietary technology and capitalized internal-use software	3 - 7 years	$41,495	$11,623
Work in process		1,812	1,481
Customer relationships	10 - 15 years	160,500	5,960
Trade names	1 - 15 years	16,620	11,820
Less: accumulated amortization		(26,180)	(5,760)
Intangible assets, net		$194,247	$25,124

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

All other costs are expensed as incurred. Costs capitalized in connection with internally developed software were $6,984 for the twelve months ended December 31, 2022 and were not significant for the twelve months ended December 31, 2021.

For the twelve months ended December 31, 2022 and 2021, total amortization expense was $20,438 and $2,049, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at December 31, 2022 for the years ending:

2023	$23,012
2024	22,640
2025	22,640
2026	22,640
2027	22,068
Thereafter	79,435
$192,435

7. OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2022	2021
Receivable from payment processors	$32,881	$18,576
Prepaid expenses	8,804	8,836
Operating lease right-of-use assets	9,123	—
Other	3,850	1,016
Total other assets	$54,658	$28,428

8. VARIABLE INTEREST ENTITIES

By December 2021, IIA and the IIA Notes SPVs became indirect wholly owned MoneyLion subsidiaries, removing the variable interest in those entities. See Note 1. “Description of Business and Basis of Presentation” for more information.

Beginning in the fourth quarter of 2021, the Company’s primary source of funding for originated receivables became special purpose vehicle financings from third-party lenders (the “SPV Credit Facilities”). The Company may sell certain loan and Instacash receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (the “SPV Borrowers”), which pledge such receivables and related cash flows as collateral to support the financing of additional receivables. The underlying loan and Instacash receivables are originated and serviced by other wholly owned subsidiaries of the Company. The SPV Borrowers are required to maintain pledged collateral consisting of cash balances and loan and Instacash receivables, the value of which must equal or exceed the aggregate principal amounts of the loans financed through the SPV Credit Facilities. 90% of the loan and Instacash receivables net asset balance is counted as collateral. Proceeds received from the SPV Credit Facilities can only be used to purchase loan and Instacash receivables. The payments and interest, as applicable, received from the loan and Instacash receivables held by the SPV Borrowers are used to repay obligations under the SPV Credit Facilities. While the SPV Credit Facilities and related agreements provide assurances to the third-party lenders regarding the quality of loan and Instacash receivables and certain origination and servicing functions to be performed by other wholly owned subsidiaries of the Company, the third-party lender may absorb losses in the event that the payments and interest, as applicable, received in connection with the loan and Instacash receivables are not sufficient to repay the loans made through the SPV Credit Facilities.

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

9. DEBT

The Company’s debt as of December 31, 2022 and December 31, 2021 is presented below:

	December 31,	December 31,
	2022	2021
First Lien Loan	$—	$24,028
Second Lien Loan	—	20,000
Monroe Term Loans	90,000	—
Unamortized discounts and debt issuance costs	(1,383)	(437)
Total secured loans	$88,617	$43,591

ROAR 1 SPV Credit Facility	$83,000	$78,000
ROAR 2 SPV Credit Facility	63,000	68,000
Unamortized discounts and debt issuance costs	(2,606)	(3,000)
Total other debt	$143,394	$143,000

Second Lien Loan — In April 2020, the Company entered into a Loan and Security Agreement (“Second Lien Loan”) with a lender for a second-lien loan facility with an initial principal balance of $5,000. The Second Lien Loan bears interest at the greater of (a) 12%, and (b) a fluctuating rate of interest per annum equal to the Wall Street Journal Prime Rate plus 5.75%, not to exceed 15%. As of December 31, 2021, the interest rate was 12%. Interest only is payable until April 30, 2022, and thereafter outstanding principal will be repaid in twelve equal installments through the facility maturity date of May 1, 2023. The Second Lien Loan is secured by substantially all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including IIA and all of the related SPVs, ROAR 1 SPV Finance LLC and ROAR 2 SPV Finance LLC. Under the terms of the Second Lien Loan the Company is subject to certain covenants, as defined. The Company used the Second Lien Loan proceeds for general corporate purposes. On August 27, 2021, the Company entered into a Second Amendment to the Loan and Security Agreement that refinanced the Second Lien Loan and increased principal borrowings up to an aggregate principal amount of $25,000, and with Monroe Capital Management Advisors, LLC replacing MLi Subdebt Facility 1 LLC as collateral agent and administrative agent for the lenders. The other material terms of the loan remained the same. Upon the consummation of the Business Combination, the Company repaid the original $5,000 principal balance owed to MLi Subdebt Facility 1 LLC, together with accrued interest and fees. In March 2022, this principal was rolled into the Monroe Term Loans (as defined herein).

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

Subordinated Convertible Notes—In December 2020, the Company sold to a third-party lender $10,000 of 3% subordinated convertible notes maturing on July 31, 2021, the proceeds of which were used to conduct its business.

In January 2021, the Company sold to third-party lenders $36,750 of 3% subordinated convertible notes as part of the same series of notes issued in December 2020 maturing on July 31, 2021 (collectively, the “Subordinated Convertible Notes”), the proceeds of which were used to conduct its business. Upon maturity or certain events, the Subordinated Convertible Notes could have been converted into preferred shares at conversion prices as defined in the Subordinated Convertible Notes. In July 2021, the Subordinated Convertible Note agreements were amended to extend the maturity date to September 30, 2021. The Company elected the fair value option to account for the Subordinated Convertible Notes. The Company recorded the Subordinated Convertible Notes at fair value and subsequently remeasured it to fair value at each reporting date. Changes in fair value were recognized as a component of operating expenses in the consolidated statements of operations under Change in fair value of subordinated convertible notes. On September 22, 2021, the Business Combination was completed and the Subordinated Convertible Notes were converted into a total of 10,068,133 shares of Class A Common Stock. Prior to the conversion, the carrying value of the Subordinated Convertible Notes was $92,627.

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

In connection with the foregoing, the Company borrowed Term A-1 Loans in an aggregate principal amount of $70.0 million. Proceeds of the Term A-1 Loans were used (a) to repay in full the approximately $24.0 million aggregate principal amount outstanding under the Company’s existing first lien loan facility with Silicon Valley Bank ("SVB"), as lender (the “First Lien Loan”), including accrued and unpaid interest and related fees, (b) to pay transaction-related fees and expenses and (c) for general corporate purposes and working capital needs of the Company and its subsidiaries. With respect to the Term A-2 Loans, pursuant to the Monroe Credit Agreement, the lenders thereunder were deemed to have rolled over their $20.0 million aggregate principal amount of term loans outstanding under the Borrower’s existing second lien loan with affiliates of Monroe Capital (the “Second Lien Loan”) in the same aggregate principal amount as their respective commitments with respect to the Term A-2 Loans, following which all obligations in respect of the Second Lien Loan were deemed to be satisfied and paid in full.

The Term A-1 Loans and Term B Loans bear annual interest, payable monthly, at a floating rate measured by reference to, at the Company’s option, either (a) a base rate then in effect (equal to the greater of (i) the federal funds rate plus 0.50%, (ii) the prime rate, (iii) 2.00% and (iv) an adjusted one-month Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 1.00%) plus 1.00%) plus an applicable margin ranging from 6.00% to 8.25% per annum, depending on whether the “EBITDA Trigger Date” has occurred, the Company’s “Enterprise Value” and, once the EBITDA Trigger Date has occurred, its “Total Debt to EBITDA Ratio” (as such terms are defined in the Monroe Credit Agreement) or (b) an adjusted one-month or three-month SOFR (subject to a floor of 1.00%) plus an applicable margin ranging from 7.00% to 9.25% per annum, depending on whether the EBITDA Trigger Date has occurred, the Company’s Enterprise Value and, once the EBITDA Trigger Date has occurred, its Total Debt to EBITDA Ratio. The Term A-2 Loans bear annual interest, payable monthly, at the greater of (i) 12% and (ii) a floating rate measured by reference to the prime rate plus 5.75% per annum, subject to a cap of 15%. The interest rate as of December 31, 2022 on the Term A-1 Loans and Term A-2 Loans was 13.06% and 13.25%, respectively.

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

In connection with the 2016 Credit Agreement, the Company granted warrants allowing the lender to purchase up to 2.5% of Legacy MoneyLion’s outstanding common stock, or 255,402 warrants. All tranches were exercised and converted into Class A Common Stock in connection with the Business Combination.

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

In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 1 SPV Borrower”), entered into a $100,000 credit agreement (the “ROAR 1 SPV Credit Facility”) with a lender for the funding of finance receivables, which secure the ROAR 1 SPV Credit Facility. The ROAR 1 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $200,000, bears interest at a rate of 12.5% and matures in March 2025, unless it is extended to March 2026. Under the terms of the ROAR 1 SPV Credit Facility, the ROAR 1 SPV Borrower is subject to certain covenants including minimum asset requirements to be held by ROAR 1 SPV Borrower.

In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 2 SPV Borrower”), entered into a $125,000 credit agreement (the “ROAR 2 SPV Credit Facility”) with a lender for the funding of finance receivables, which secure the ROAR 2 SPV Credit Facility. The ROAR 2 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $300,000, bears interest at a rate of 12.5% and matures in December 2025, unless it is extended to December 2026. Under the terms of the ROAR 2 SPV Credit Facility, the ROAR 2 SPV Borrower is subject to certain covenants including minimum asset requirements to be held by ROAR 2 SPV Borrower.

Debt Maturities— Of the principal related to the Company’s debt agreements, $20,000, $146,000 and $70,000 will be repaid during the years ended December 31, 2023, 2025 and 2026, respectively.

10. LEASES

The Company is party to operating leases for all of our offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that we are reasonably certain to exercise, as well as the periods provided by termination options that we are reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $2,936 for the twelve months ended December 31, 2022. Short-term lease expense, variable lease expense and sublease income were not material for the twelve months ended December 31, 2022.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

December 31, 2022
2023	$3,301
2024	3,117
2025	2,670
2026	1,268
2027	904
Thereafter	768
Total lease payments	12,028
Less: imputed interest	2,410
Lease liabilities	$9,618
Weighted-average remaining lease term (years)	4.2
Weighted-average discount rate	11.8%

10. INCOME TAXES

For the years ended December 31, 2022 and 2021, income tax expense computed at the federal statutory income tax rate of 21% differed from the recorded amount of income tax expense due primarily to state income taxes and permanent differences.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2022		2021
Federal statutory rate	$(46,515)	21.00%	$(38,258)	21.00%
Effect of:
State taxes, net of federal tax benefit	(3,962)	1.79%	(6,649)	3.65%
Deferred rate change	(847)	0.38%	(367)	0.20%
Change in fair value of subordinated convertible notes	—	—%	8,794	(4.83)%
Change in fair value of warrant liability	(1,664)	0.75%	8,322	(4.57)%
Return to provision	396	(0.18)%	3,453	(1.90)%
Goodwill impairment	28,720	(12.97)%	—	—%
Other permanent differences	(4,972)	2.24%	(473)	0.26%
Other	1,411	(0.63)%	1,180	(0.65)%
Release of valuation allowance	(26,020)	11.75%	—	—%
Change in valuation allowance	27,819	(12.56)%	24,054	(13.20)%
Total	$(25,634)	11.57%	$56	(0.03)%

The income tax (benefit) expense is as follows:

	Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State and local	185	56
Non-U.S.	201	—
	386	56

Deferred taxes:
Federal	(20,930)	—
State and local	(5,090)	—
Non-U.S.	—	—
	(26,020)	—
Income tax (benefit) expense	$(25,634)	$56

The tax effects of the primary temporary differences included in net deferred tax assets and liabilities are shown in the following table:

	December 31,
	2022	2021
Net operating loss carryforwards	$112,952	$72,867
Allowance for losses on finance receivables	6,576	6,318
Research and development credit	1,246	1,173
Stock compensation	1,235	326
Legal reserve	454	465
Other	718	3,610
Total deferred tax assets, gross	123,181	84,759
Less: valuation allowance	(84,952)	(83,153)
Total deferred tax assets, net	38,229	1,606

Deferred finance receivable fees and costs, net	(84)	(261)
Depreciation and amortization	(41,169)	(1,312)
Other	(30)	(33)
Total deferred tax liabilities	(41,283)	(1,606)
Total deferred tax liabilities, net	$(3,054)	$—

As of December 31, 2022 and 2021, the Company maintained a valuation allowance of $84,952 and $83,153, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date and is unable to forecast when such deferred tax assets will be utilized.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $1,799 and increased by $24,054 during the twelve months ended December 31, 2022 and 2021, respectively.

The Company's financial statements included a full valuation allowance against net deferred tax assets before the ML Enterprise Acquisition. After considering the ML Enterprise Acquisition, the projected consolidated results and the available net deferred tax liability from ML Enterprise of approximately $29,100, the Company was able to release part of the valuation allowance due to the change in the overall net deferred tax asset. The acquired deferred tax liability supports the realization of certain deferred tax assets of the Company and, therefore, a benefit for the valuation allowance release is included in the tax provision. The partially offsetting increase to the valuation allowance of approximately $27,819 was in relation to normal business operations.

Total U.S. federal and state operating loss carryforwards as of December 31, 2022 and 2021 were approximately $786,600 and $517,700, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. Federal net operating losses of approximately $417,000 carry forward indefinitely.

The Company has completed a review to determine whether the future utilization of net operating loss and credit carryforwards will be restricted due to ownership changes that have occurred. Due to the ML Enterprise Acquisition, the Company experienced an ownership change on February 17, 2022. Thus, the Company's net operating loss carryforwards are subject to an annual limitation of approximately $8,200 per year. The Company had a net unrealized built-in gain corporation on the ownership change date and had a net unrealized built-in gain of approximately $330,700 at the change date. As a result, under the section 338 Approach of Notice 2003-65, the Company's annual limitation is expected to be increased in the first five years post-change by approximately $121,400. Based on the February 17, 2022 limitation, all of the total net operating loss carryforwards are expected to become utilizable by the tax year ending December 31, 2043.

The Company also acquired federal net operating losses in the ML Enterprise Acquisition. It was determined that the Even Financial Inc. net operating losses acquired are also subject to a Section 382 annual limitation of approximately $3,800 due to Even Financial Inc.'s ownership changes in both 2018 and 2022. Even Financial Inc. is a net unrealized built-in gains ("NUBIG") corporation and had a NUBIG of approximately $265,200 at the change date. As a result, the Even Financial Inc. annual limitation is expected to be increased in the first five years post-change by an aggregate of approximately $87,800. As of the 2022 ownership change, approximately $3,100 of the net operating losses that were restricted by the 2018 ownership change had freed up and become available for use, and approximately $6,000 remained restricted. A further approximately $55,000 in net operating losses had been generated between the date immediately following the 2018 ownership change and the 2022 ownership change. Of the approximately $58,100 in net operating losses that were now solely limited by the section 382 limitation resulting from the 2022 ownership change, all of the total net operating loss carryforwards are expected to become utilizable by the tax year ending December 31, 2025. The remaining approximately $6,000 in net operating loss carryforwards still subject to the section 382 limitation resulting from the 2018 ownership change are expected to free up and become available for use by the tax year ended December 31, 2049. None of the pre-change net operating losses subject to the July 31, 2018 and February 17, 2022 limitation are expected to expire unutilized as a result of both ownership changes.

Due to the net operating loss carryovers, the statute of limitations remains open for federal and state returns. As of December 31, 2022, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

12. COMMON AND PREFERRED STOCK

Class A Common Stock—Each holder of the shares of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote, as provide by the Company’s Certificate of Incorporation (as amended from time to time). The holders of the shares of Class A Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by the holders of Class A Common Stock must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast present in person or represented by proxy, unless otherwise specified by law, the Company’s Certificate of Incorporation or Bylaws (as amended from time to time).

Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by MoneyLion’s Board of Directors out of funds legally available therefor.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of MoneyLion’s affairs, the holders of the shares of Class A Common Stock are entitled to share ratably in all assets remaining after payment of MoneyLion’s debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the shares of Class A Common Stock, then outstanding, if any.

The holders of shares of Class A Common Stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares of Class A Common Stock. The rights, preferences and privileges of holders of shares of Class A Common Stock will be subject to those of the holders of any shares of the preferred stock MoneyLion may issue in the future.

Following the Business Combination Closing on September 22, 2021, 970,000 shares of Class A Common Stock were redeemed for $9,700.

Series A Preferred Stock—The Fourth Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on September 22, 2021, authorizes the issuance of 200,000,000 shares of preferred stock, par value $0.0001 per share. Each holder of the shares of Series A Preferred Stock (other than certain regulated holders subject to the Bank Holding Company Act of 1956, as amended) is entitled to vote as a single class with the holders of the Class A Common Stock and the holders of any other class or series of capital stock of MoneyLion then entitled to vote.

Holders of the Series A Preferred Stock are entitled to a 30 cent cumulative annual dividend per share, payable at the Company’s election in either cash or Class A Common Stock (or a combination thereof), with any dividends on the Class A Common Stock valued based on the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE for the 20 trading days ending on the trading day immediately prior to the date on which the dividend is paid.

Upon a liquidation of the Company, holders of the Series A Preferred Stock will be entitled to a liquidation preference of the greater of $10.00 per share or the amount per share that such holder would have received had the Series A Preferred Stock been converted into Class A Common Stock immediately prior to the liquidation.

Shares of Series A Preferred Stock are convertible into shares of Class A Common Stock on a one-for-one basis, subject to customary anti-dilution adjustments. The Series A Preferred Stock (i) is convertible at any time upon the holder’s election and (ii) automatically converts into Class A Common Stock if the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE equals or exceeds $10.00 on any 20 trading days (which may be consecutive or nonconsecutive) within any consecutive 30 trading day period that ends no later than the last day of the lockup period that applies to such shares of Series A Preferred Stock.

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

Pursuant to the Business Combination Merger Agreement, all outstanding shares of Legacy MoneyLion’s redeemable convertible preferred stock automatically converted into 116,264,374 shares of Class A Common Stock after giving effect to the Exchange Ratio upon the Business Combination Closing. See Note 3, “Business Combination” for additional information on the Business Combination.

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

Incentive Plan

At the Special Meeting, Fusion stockholders approved the Omnibus Incentive Plan. As of the Business Combination Closing, each Legacy MoneyLion Option that was outstanding and unexercised as of immediately prior to the Business Combination Closing Date automatically converted into the right to receive an option to acquire a number of shares of Class A Common Stock equal to the number of shares of Legacy MoneyLion Common Stock subject to such MoneyLion Option as of immediately prior to the Business Combination Closing Date, multiplied by the Exchange Ratio (rounded down to the nearest whole share), at an exercise price per share equal to the exercise price per share of such Legacy MoneyLion Option in effect immediately prior to the Business Combination Closing Date, divided by the Exchange Ratio (rounded up to the nearest whole cent). The intent behind the terms in the Business Combination Merger Agreement related to the exchange of the Legacy MoneyLion Options was to provide the holders with awards of equal value to the original awards. Accordingly, the impact of the conversion was such that the number of shares issuable under the modified awards and the related exercise prices were adjusted using the Exchange Ratio with all other terms remaining unchanged. The conversion ratio adjustment was without substance (akin to a stock split), and therefore, the effect of the change in the number of shares and the exercise price and share value were equal and offsetting to one another. As a result, the fair value of the modified awards was equal to the fair value of the awards immediately before the modification and, therefore, there was no incremental compensation expense that should be recognized. There were no changes to the vesting period within the plan.

At the Company's 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), Company stockholders approved the Company's Amended and Restated Omnibus Incentive Plan (as may be amended or restated from time to time, the “Incentive Plan”), as further described in the Company's Definitive Proxy Statement for the 2022 Annual Meeting, filed with the SEC on April 29, 2022.

The Incentive Plan permits the Company to deliver up to 79,297,049 shares of Class A Common Stock pursuant to awards issued under the Incentive Plan, including up to 38,985,776 shares of Class A Common Stock subject to outstanding prior awards granted under the 2014 Plan and 5,889,466 "Substitute Awards" (as defined in the Incentive Plan) granted in connection with the ML Enterprise Acquisition. The number of shares of Class A Common Stock reserved for issuance under the Incentive Plan will automatically increase on January 1 of each fiscal year beginning on January 1, 2023 and ending on January 1, 2031 by an amount equal to the lesser of (i) 5% of the total number of shares of all classes of the Company's voting stock outstanding on December 31st of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A Common Stock as determined by the Compensation Committee of the Board of Directors.

Stock-based compensation of $19,603 and $5,039 was recognized during the twelve months ended December 31, 2022 and 2021, respectively.

Summary of Stock Option Activity

The weighted average grant date fair value of options granted during the twelve months ended December 31, 2022 and 2021 was $2.10 and $1.50, respectively. The grant date fair values for the year ended December 31, 2021 were calculated using the Black-Scholes Merton option pricing model, which analyzes volatility, lack of marketability, and comparable companies, among other factors in determining the fair value of each share granted. The grant date fair values for the year ended December 31, 2022 were calculated using Monte Carlo simulation model which utilized estimates of future stock price volatility, expected term, expected forfeitures and risk-free interest rate. Assumptions used for the options granted during the twelve months ended December 31, 2022 and 2021 are as follows:

	Twelve Months Ended December 31,
	2022	2021
Expected Volatility	81%	65%
Expected Dividend	—	—
Expected Term in Years	5.00	6.08
Expected Forfeitures	0%	0%
Risk Free Interest Rate	0.99%	0.59% - 0.67%

The following table represents option activity since December 31, 2020:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Options	Option	Term	Value
Options outstanding at December 31, 2020	35,453,516	$0.38	8.1 Years	$266,548
Options granted	6,524,723	2.57
Options exercised	(2,062,803)	0.34		$(13,268)
Options forfeited	(539,915)	0.93
Options expired	(1,916,974)	0.20
Options outstanding at December 31, 2021	37,458,547	$0.80	7.6 Years	$121,108
Options granted	5,901,846	0.94
Options exercised	(6,961,252)	0.46		$5,782
Options forfeited	(2,837,443)	1.10
Options expired	(475,316)	1.59
Options outstanding at December 31, 2022	33,086,382	$0.86	6.6 Years	$5,234
Exercisable at December 31, 2022	24,956,089	0.68	6.2 Years	$4,883
Unvested at December 31, 2022	8,130,293	$1.41

10,730,913 options vested during the twelve months ended December 31, 2022 with an aggregate intrinsic value of $2,063. Total compensation cost related to unvested options not yet recognized as of December 31, 2022 was $6,225 and will be recognized over a weighted average of 1.0 years.

Summary RSU and PSU Activity

During 2021, the Company issued 627,228 RSUs at a weighted average grant date fair value per share of $5.97. All of the RSUs remained unvested and outstanding as of December 31, 2021. The RSUs entitle the holder to receive one share of common stock for each unit when the units vest and typically RSUs vest over periods ranging from one to four years.

During 2022, the Company continued issuing RSUs and also began issuing PSUs that entitle the holder to receive a specific number of Class A Common Stock, some of which are dependent on the market performance of Class A Common Stock ("Market PSUs") while others are based on Key Performance Indicators ("KPIs"). KPIs include, but are not limited to, adjusted revenue, adjusted EBITDA and total customers as further described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The KPI PSU performance conditions are assessed each reporting period and expense related to these PSUs is adjusted by a factor consistent with the expected performance as of the reporting date.

The grant date fair values for the Market PSUs issued during the twelve months ended December 31, 2022 were calculated using Monte Carlo simulation model which utilized estimates of future stock price volatility, expected term, cost of equity and risk-free interest rate. Assumptions used for the Market PSUs granted during the twelve months ended December 31, 2022 are as follows:

Twelve Months Ended
December 31, 2022
Expected Volatility	53% - 80%
Expected Dividend	—
Expected Term in Years	3.30 - 4.00
Risk Free Interest Rate	2.10% - 4.50%
Cost of Equity	11.90% - 13.90%

The following table represents RSU and PSU activity since December 31, 2021:

	Market PSUs		KPI PSUs		RSUs
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
		Date Fair		Date Fair		Date Fair
		Value		Value		Value
	Units	Per Unit	Units	Per Unit	Units	Per Unit
Units outstanding at December 31, 2021	—	$—	—	$—	627,228	$5.97
Units granted	10,020,124	0.87	2,672,131	1.97	21,655,225	1.76
Units forfeited	—	—	—	—	(2,123,642)	1.89
Units vested	—	—	(44,803)	1.10	(2,427,142)	2.77
Units outstanding at December 31, 2022	10,020,124	$0.87	2,627,328	$1.98	17,731,669	$1.75

Total compensation cost related to unvested RSUs and PSUs not yet recognized as of December 31, 2022 was $35,347 and will be recognized over a weighted average of 1.3 years.

14. STOCK WARRANTS

Public Warrants and Private Placement Warrants

As a result of the Business Combination, MoneyLion acquired from Fusion, as of September 22, 2021, public warrants outstanding to purchase an aggregate of 17,499,989 shares of the Class A Common Stock (the “Public Warrants”) and private placement warrants outstanding to purchase an aggregate of 8,100,000 shares of the Class A Common Stock (the “Private Placement Warrants” and together with the Public Warrants, the “warrants”). Each whole warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share, at any time commencing on 12 months from closing of Fusion’s initial public offering.

Redemption of Warrants for Cash

The Company may call the warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
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

The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Except as described above, if holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering the warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing the product of the number of shares of Money Lion Class A Common Stock underlying the warrants multiplied by the excess of the “historical fair market value” (defined below) less the exercise price of the warrants, by the historical fair market value. For these purposes, the “historical fair market value” shall mean the average last reported sale price of the Class A Common Stock. Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

The Public Warrants meet the conditions for equity classification in accordance with ASC 815-40. At the time of the Merger, the Public Warrants assumed by the Company were recorded at fair value within additional paid-in capital in the amount of $23,275.

As of December 31, 2022 and 2021, the aggregate value of the Private Placement Warrants was $337 and $8,260, respectively, representing Private Placement Warrants outstanding to purchase 8,100,000 shares of Class A Common Stock. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the consolidated balance sheet. The Private Placement Warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statement of operations.

The Private Placement Warrants are measured at fair value on a recurring basis. The Private Placement Warrants were valued using a Black-Scholes Option Pricing Model, which is calculated using Level 3 inputs. The primary unobservable inputs utilized in determining fair value of the Private Placement Warrants is the expected volatility of the Class A Common Stock.

The following table presents the quantitative information regarding Level 3 fair value measurement of warrants:

	December 31,
	2022	2021
Strike price	$11.50	$11.50
Expected Volatility	79%	61%
Expected Dividend - Class A Common Stock	—	—
Expected Term in Years	3.73	4.73
Risk Free Interest Rate	4.14%	1.22%
Warrant Value Per Share	$0.62	$1.02

The following table presents the changes in the fair value of the warrants:

Private Placement
Warrants
Initial Measurement, September 22, 2021	$29,466
Mark-to-market adjustment	(21,206)
Warrants payable balance, December 31, 2021	8,260
Mark-to-market adjustment	(7,923)
Warrants payable balance, December 31, 2022	$337

Legacy MoneyLion Warrants

See Note 3, “Business Combination” for details on the Legacy MoneyLion Warrants.

15. NET LOSS PER SHARE

The following table sets forth the computation of net loss per common share for the twelve months ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
	2022	2021
Numerator:
Net loss	(189,066)	(169,484)
Net income attributable to redeemable noncontrolling interests	-	(12,776)
(Accrual) / reversal of dividends on preferred stock	(6,880)	42,728
Net loss attributable to common shareholders	$(195,946)	$(139,532)

Denominator:
Weighted-average common shares outstanding - basic and diluted(1)	241,695,859	97,158,738
Net loss per share attributable to common stockholders - basic and diluted(1)	$(0.81)	$(1.44)

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion’s Common Stock for Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for details. Additionally, included within net income attributable to common stockholders for the twelve months ended December 31, 2021 is an adjustment to reflect the reversal of previously accrued dividends on redeemable convertible preferred stock in the amount of $56,931 which were forfeited by the preferred stockholders in conjunction with the Business Combination.

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

The Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have an anti-dilutive effect for the twelve months ended December 31, 2022 and 2021:

	Twelve Months Ended
	December 31,
	2022	2021
Conversion of convertible preferred stock (1)	25,655,579	-
Warrants to purchase common stock and redeemable convertible preferred stock (1)	25,599,889	25,599,889
PSUs, RSUs and options to purchase common stock (1)	63,465,503	38,085,775
Right to receive earnout shares	17,500,000	17,500,000
Total common stock equivalents	132,220,971	81,185,664

(1)
Prior period results have been adjusted to reflect the exchange of Legacy MoneyLion Common Stock for Class A Common Stock at an exchange ratio of approximately 16.4078 in September 2021 as a result of the Business Combination. See Note 3, “Business Combination” for details.

16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—
The Company’s unconditional purchase obligations include purchase commitments with suppliers and other obligations entered in to during the normal course of business regarding the purchase of goods and services. As of December 31, 2022, the Company’s estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in the Company’s consolidated balance sheet, were $1,894 in 2023, $8,250 in 2024, $8,500 in 2025, $8,500 in 2026 and $8,500 in 2027. For the year ended December 31, 2022 and 2021, purchases related to these obligations were $5,306 and $0, respectively.

Lease Commitments—The Company leases various office space, including the corporate office location, from third parties under non-cancellable agreements which require various minimum annual rentals. Certain of the leases also require the payment of normal maintenance, utilities and related real estate taxes on the properties.

Rent expense totaled $997 for the year ended December 31, 2021. See Note 10, "Leases" for lease information as of and for the year ended December 31, 2022.

Legal Matters—From time to time, the Company is subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. The Company is also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this Note 16, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact the Company's business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, results of operations and cash flow.”

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of December 31, 2022, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

The Company holds a number of state licenses in connection with its business activities, and must also comply with other applicable compliance and regulatory requirements in the states where it operates. In most states where the Company operates, one or more regulatory agencies have authority with respect to regulation and enforcement of the Company's business activities under applicable state laws, and the Company may also be subject to the supervisory and examination authority of such state regulatory agencies. Examinations by state regulators have and may continue to result in findings or recommendations that require the Company, among other potential consequences, to provide refunds to customers or to modify its internal controls and/or business practices.

In the ordinary course of its business, the Company is and has been from time to time subject to, and may in the future be subject to, governmental and regulatory examinations, information requests, investigations and proceedings (both formal and informal) in connection with various aspects of its activities by state agencies, including the California Department of Financial Protection and Innovation, the Attorney General of the Commonwealth of Virginia, the New York Attorney General’s Office and the Colorado Department of Law, certain of which may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. The Company has responded to and cooperated with the relevant state agencies and will continue to do so in the future, as appropriate.

On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York against MoneyLion Technologies Inc., ML Plus LLC and the Company's 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, the Company moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. The Company continues to believe the CFPB’s claims are meritless and is vigorously defending the lawsuit. Nonetheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on its business, financial condition or results of operations.

As previously reported, the Company had been cooperating with an investigation by the SEC concerning IIA, which primarily held assets from institutional investors and was our primary source of funding for originated receivables through the end of the fourth quarter of 2021. On November 9, 2022, the Company was informed by the SEC's Division of Enforcement that it has concluded the investigation regarding MoneyLion and IIA and does not plan to recommend that the SEC take any enforcement action.

17. MERGERS AND ACQUISITIONS

ML Enterprise—On February 17, 2022, the Company completed the acquisition of all voting interest in Even Financial Inc., which was subsequently renamed to ML Enterprise Inc., pursuant to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Epsilon Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company, Even Financial Inc. and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as representative of the equityholders of Even Financial Inc. ML Enterprise powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,000 Enterprise Partners in MoneyLion's network who integrate MoneyLion's software platform onto their properties, MoneyLion enables a more simple and efficient system of customer acquisition and also provides value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The ML Enterprise Acquisition expanded MoneyLion's addressable market, extended the reach of its own products and services and diversified its revenue mix.

At the closing of the ML Enterprise Acquisition, the Company (i) issued to the equityholders of Even Financial Inc. an aggregate of 28,164,811 shares of Series A Preferred Stock, along with an additional 529,120 shares of Series A Preferred Stock to advisors of Even Financial Inc. for transaction expenses, valued at $193,721, (ii) paid to certain Even Financial Inc. management equityholders approximately $14,514 in cash and (iii) exchanged 8,883,228 options to acquire Even Financial Inc. common stock for 5,901,846 options to acquire Class A Common Stock, of which the vested portion at the acquisition date was valued at $8,960. The equityholders and advisors of Even Financial Inc. are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Preferred Stock, based on the attributed revenue of ML Enterprise’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of the Company’s Class A common stock are entitled to receive dividend equivalents in lieu of receiving Series A Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The combined value of the Earnout and Preferred Stock Equivalents, which represents contingent consideration, was $45,330 as of the closing of the ML Enterprise Acquisition. The total purchase price was approximately $271,096, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5,703 of existing indebtedness of Even Financial Inc. and pay $2,868 of seller transaction costs.

The fair value of Even Financial Inc.’s acquired assets and liabilities assumed were as follows:

February 17,
2022
Assets
Cash and cash equivalents	$4,501
Enterprise receivables	9,863
Property and equipment	441
Intangible assets	182,640
Goodwill	111,474
Other assets	3,354
Total assets	312,273
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	9,258
Deferred tax liability	29,073
Other liabilities	2,846
Total liabilities	41,177
Net assets and liabilities acquired	$271,096

The goodwill related to the ML Enterprise Acquisition was not tax deductible and was comprised of expected synergies from combining operations and the value of intangible assets that do not qualify for separate recognition.

The Earnout and Preferred Stock Equivalents were valued at $8,943 as of December 31, 2022, and were included in other liabilities on the consolidated balance sheet. The $36,387 decrease in fair value for the twelve months ended December 31, 2022 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

The Earnout and Preferred Stock Equivalents were valued using a Monte Carlo simulation model, which is calculated using Level 3 inputs. The primary unobservable inputs utilized in determining the fair value of the Earnout and Preferred Stock Equivalents are the expected volatility of the Class A Common Stock and the revenue levels of ML Enterprise.

The following table presents the quantitative information and certain assumptions regarding Level 3 fair value measurement of the Earnout and Preferred Stock Equivalents:

December 31,
2022
Expected Volatility	105%
Expected Dividend - Class A Common Stock	—
Expected Term in Years	5.00
Risk Free Interest Rate	3.93%

The Company’s pro forma revenue and net loss for the twelve months ended December 31, 2022 and 2021 below have been prepared as if ML Enterprise had been purchased on January 1, 2021. The Company made certain pro forma adjustments related to amortization of intangible assets, intercompany activity and interest expense.

	Twelve Months Ended December 31,
	2022	2021
	(unaudited)
Revenue	$349,844	$226,761
Net loss	$(193,495)	$(201,410)

MALKA—On November 15, 2021, MoneyLion completed the MALKA Acquisition. MALKA forms the basis of MoneyLion's media division and provides MoneyLion with the creative capabilities to produce and deliver engaging and dynamic content in support of MoneyLion's product and service offerings. MALKA also offers creative media and marketing services to clients in MoneyLion's Enterprise business. The MALKA Acquisition accelerated MoneyLion's ability to engage consumers across digital media, allowing it to directly connect with communities natively inside and outside of the MoneyLion platform.

The total purchase price of the MALKA Acquisition was approximately $52,685. In connection with the closing of the MALKA Acquisition, MoneyLion issued 3,206,167 restricted shares of Class A Common Stock and paid $10,000 in cash in aggregate to Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former members of MALKA (the "Sellers"), in exchange for all of the issued and outstanding membership interests of MALKA. The Membership Interest Purchase Agreement governing the MALKA Acquisition includes a make-whole provision with respect to the initial shares issued pursuant to which the Company was required to issue additional restricted shares of Class A Common Stock or pay additional cash, as determined by the Company in its sole discretion, on each of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (the “Closing Make-Whole Provision”), which was valued at $10,870 as of the closing date of the MALKA Acquisition. MoneyLion also paid down $2,196 of MALKA debt facilities. The Membership Interest Purchase Agreement governing the MALKA Acquisition also includes certain earnout provisions and related make-whole provisions based on MALKA revenue and EBITDA targets in 2021 and 2022 entitling the Sellers to earn up to an additional $35.0 million payable in restricted shares of Class A Common Stock. The $35 million payable in earnout restricted shares based on 2021 and 2022 operating performance was valued at $11,782 as of the closing of the MALKA Acquisition.

The restricted shares payable based on 2021 and 2022 operating performance and the Closing Make-Whole Provision were valued at $2,444 and $29,561 as of December 31, 2022 and December 31, 2021, respectively, and were included in other liabilities on the consolidated balance sheets. The final shares under the Closing Make-Whole Provision were issued on September 30, 2022 and therefore no liability was outstanding as of December 31, 2022 related to the Closing Make-Whole Provision. The $4,867 decrease and $10,838 increase in fair value for the twelve months ended December 31, 2022 and 2021, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

The restricted shares payable based on 2021 and 2022 operating performance were valued using a Monte Carlo simulation model, which is calculated using Level 3 inputs as of December 31, 2021. The primary unobservable inputs utilized in determining the fair value of the restricted shares payable are the expected volatility of the Class A Common Stock and the revenue and EBITDA levels of MALKA. The restricted shares payable based on 2021 and 2022 operating performance were valued based on the Class A Common Stock price per share as of December 31, 2022.

The following table presents the quantitative information and certain assumptions regarding Level 3 fair value measurement of the restricted shares payable based on 2021 and 2022 operating performance:

December 31,
2021
Expected Volatility	85%
Expected Dividend - Class A Common Stock	—
Risk Free Interest Rate	0.38%

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

Some of our directors hold financial interests in separate entities, which the Company utilized in the ordinary course of business during the years ended December 31, 2022 and 2021. The Company is party to an Amended and Restated Marketing Consulting Agreement, dated as of May 11, 2021 and as amended from time to time (the “Marketing Consulting Agreement”), with LeadGen Data Services LLC (“LeadGen”), pursuant to which LeadGen provides the Company with certain marketing, consumer acquisition, lead generation and other consulting services. For the year ended December 31, 2022 and 2021, MoneyLion incurred expenses of $12,377 and $6,624, respectively, to LeadGen and earned $15,709 and $7,083 of revenue under the Marketing Consulting Agreement. As of December 31, 2022 and 2021, the net receivable owed to the Company from LeadGen was $867 and $30, respectively.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 16, 2023, the date on which these consolidated financial statements were available to be issued, and concluded that the following subsequent events were required to be disclosed:

In January 2023, the Company repaid $20,000 of the principal balance owed under the ROAR 1 SPV Credit Facility.

On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank ("SVB") and appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. At such time, the Company held a substantial portion of its cash deposits at SVB and utilized SVB to process payments. On March 12, 2023, the U.S. Department of the Treasury, U.S. Federal Reserve, and the FDIC announced that depositors of SVB would have access to all of their cash deposits starting March 13, 2023, and on March 13, 2023, the FDIC announced that it transferred all deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. On March 13, 2023, the Company transferred substantially all of its cash deposits at SVB to new financial institutions. The Company does not anticipate any losses with respect to its cash that had been deposited with SVB or is deposited with Silicon Valley Bank, N.A., which continues to process payments for the Company.

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

Restatement of FY 2021 and Q1 2022 Financial Statements

On August 11, 2022, the Company filed (a) Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “FY 2021 10-K/A”) in order to restate (the “FY 2021 Restatement”) the financial statements and related financial information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 17, 2022, and (b) Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2022 (the “Q1 2022 10-Q/A”) in order to restate (the “Q1 2022 Restatement” and together with the Q3 2021 Restatement and the FY 2021 Restatement, the “Restatements”) the financial statements and related financial information contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, originally filed with the SEC on May 16, 2022, in each case arising from the manner in which the Company classified and accounted for the make-whole provision (the “Closing Make-Whole Provision”) relating to certain Class A Common Stock consideration paid and payable to the sellers of MALKA in connection with the closing of the MALKA Acquisition, as the Closing Make-Whole Provision should have been classified as a liability within the scope of Accounting Standards Codification 480, Distinguishing Liabilities from Equity, as of the closing date of the MALKA Acquisition, with subsequent changes in the fair value of such liability recorded in the consolidated statement of operations under change in fair value of contingent consideration from mergers and acquisitions. Further information about the FY 2021 Restatement and the Q1 2022 Restatement is described in the FY 2021 10-K/A and Q1 2022 10-Q/A, respectively, each filed with the SEC on August 11, 2022.

Material Weaknesses

We determined that the Restatements described above, as well as the prior restatement of our consolidated financial statements for the years ended December 31, 2020 and December 31, 2019 with respect to the treatment of the noncontrolling interests attributable to the Class B investors of IIA, resulted from a material weakness in our internal control over financial reporting, as we did not maintain an effective control environment as controls over technical and complex accounting did not operate as expected. This material weakness remained un-remediated as of each of the relevant reporting periods. Subsequently, during the audit of our financial statements for the year ended December 31, 2022, our auditors identified control deficiencies in our internal control over financial reporting as a result of a lack of properly designed controls related to the calculation of the fair value of our reporting unit undertaken as a part of goodwill impairment testing as of December 31, 2022. These control deficiencies could result in a misstatement of our goodwill, any related impairment or related disclosures that could result in a material misstatement of our financial results that may not be prevented or detected. We determined that these control deficiencies related to the previously identified material weakness related to technical and complex accounting, which remained un-remediated as of December 31, 2022. We did not maintain an effective control environment, as there were certain areas in which the accounting function did not operate as expected due to a lack of sufficient internal accounting resources, in particular technical accounting expertise with respect to complex financial instruments and fair value calculation, which resulted in undue reliance on third-party accounting and valuation experts, and inadequate level of precision embedded in control activities, as well as lack of sufficient formalization over processes and control evidence.

In addition to the foregoing material weakness, in connection with our assessment of our controls for the year ended December 31, 2022, we identified a separate material weakness in our internal control over financial reporting as of December 31, 2022 relating to a lack of properly designed controls, as well as insufficient written policies and procedures, in connection with our Enterprise revenue recognition accounting in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. These control deficiencies could result in a misstatement of our Enterprise revenue accounts or disclosures that could result in a material misstatement of our financial results that may not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weaknesses described above, as of December 31, 2022, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our remediation efforts.

In light of the material weaknesses identified and errors, including those resulting in the Restatements, as described above, we have added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise. We have also begun to design formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In addition, we have enhanced the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards. In order to fully remediate the material weaknesses identified, we intend to continue to re-evaluate the design of, and validate, our internal controls to ensure that they appropriately address changes in our business that could impact our system of internal controls, review our current processes and procedures to identify potential control design enhancements to ensure that our financial reporting is complete and accurate and develop a monitoring protocol to enable management to validate the operating effectiveness of key controls over financial reporting. We believe that these actions will ultimately be effective in remediating the material weaknesses we have identified and will continue to evaluate our remediation efforts and report regularly to the Audit Committee of the Board of Directors on the progress and results of our remediation plan. We intend to complete the remediation by December 31, 2023, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, was conducted based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As evidenced by the material weaknesses identified during the year, management concluded there were material weaknesses in internal controls over financial reporting.

Notwithstanding the material weaknesses, the CEO and CFO have concluded that the company’s consolidated financial statements included in the Annual Report were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Executive and Director Compensation,” “Executive Compensation Arrangements” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Securities.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders under the heading “Audit Fee Disclosure.”

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

2.4†

Agreement and Plan of Merger, dated as of December 15, 2021, by and among MoneyLion Inc., Epsilon Merger Sub Inc., Even Financial Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on December 21, 2021).

2.5†

Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2022, by and among MoneyLion Inc., Epsilon Merger Sub Inc., Even Financial Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on February 17, 2022).

3.1

Fourth Amended and Restated Certificate of Incorporation of MoneyLion Inc. (incorporated by reference to Exhibit 3.1 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).

3.2*	Amended and Restated Bylaws of MoneyLion Inc.
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

10.1

Registration Rights Agreement, dated as of September 22, 2021, by and among MoneyLion Inc., Fusion Sponsor LLC and certain stockholders and affiliates of MoneyLion Inc. (incorporated by reference to Exhibit 10.3 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).

10.2+

MoneyLion Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on July 1, 2022).

10.3+

MoneyLion Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to MoneyLion Inc.’s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).

10.4†

Credit Agreement, dated as of March 24, 2022, by and among MoneyLion Technologies Inc., as borrower, the various financial institutions party thereto, as lenders, and Monroe Capital Management Advisors, LLC, as administrative agent and lead arranger (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.'s Current Report on Form 8-K (File 001-39346), filed with the SEC on March 30, 2022).

10.5†

Amended and Restated Carrying Agreement, dated October 29, 2020, by and among DriveWealth, LLC and ML Wealth, LLC (incorporated by reference to Exhibit 10.5 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).

10.6†

Amendment No. 1 to the Amended and Restated Carrying Agreement, dated March 31, 2021, by and between DriveWealth, LLC and ML Wealth, LLC (incorporated by reference to Exhibit 10.5 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.7†

Amendment No. 2 to the Amended and Restated Carrying Agreement, dated December 6, 2021, by and between DriveWealth, LLC and ML Wealth, LLC incorporated by reference to Exhibit 10.6 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.8†

Account Servicing Agreement, dated January 14, 2020, by and among ML Plus LLC and MetaBank, dba Meta Payment Systems. (incorporated by reference to Exhibit 10.6 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).

10.9†

First Amendment to Account Servicing Agreement, dated December 8, 2021, by and between ML Plus LLC and MetaBank, N.A. (incorporated by reference to Exhibit 10.8 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.10

Second Amendment to Account Servicing Agreement, dated as of September 6, 2022, by and between ML Plus LLC and Pathward, N.A. (f/k/a MetaBank, N.A.) (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File No. 001-39346), filed with the SEC on November 10, 2022).

10.11†

Service Agreement, dated March 16, 2020, by and among ML Plus LLC and Galileo Financial Technologies, Inc. (f/k/a Galileo Processing, Inc.) (incorporated by reference to Exhibit 10.10 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).

10.12	Forms of Support Agreement (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on December 21, 2021).
10.13+

MoneyLion Inc. Outside Director Compensation Program (incorporated by reference to Exhibit 10.14 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.14+

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

10.16*+	Form of PSU Grant Agreement (Share Price).
10.17*+	Form of RSU Grant Agreement.
10.18*+	Form of PSU Grant Agreement (Annual).
14.1*	Code of Business Conduct and Ethics of MoneyLion Inc.
21.1*	List of Subsidiaries of MoneyLion Inc.
23.1*	Consent of RSM US LLP independent registered public accounting firm to MoneyLion Inc.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEYLION INC.

Date: March 16, 2023	By:	/s/ Richard Correia
Richard Correia President, Chief Financial Officer and Treasurer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2023.

Name	Position

/s/ Diwakar Choubey	Chief Executive Officer and Director
Diwakar Choubey	(Principal Executive Officer)

/s/ Richard Correia	President, Chief Financial Officer and Treasurer
Richard Correia	(Principal Financial Officer)

/s/ Mark Torossian	Chief Accounting Officer
Mark Torossian	(Principal Accounting Officer)

/s/ John Chrystal	Chairman of the Board
John Chrystal

/s/ Chris Sugden	Director
Chris Sugden

/s/ Jeffrey Gary	Director
Jeffrey Gary

/s/ Lisa Gersh	Director
Lisa Gersh

/s/ Matt Derella	Director
Matt Derella

/s/ Michael Paull	Director
Michael Paull

/s/ Annette Nazareth	Director
Annette Nazareth

/s/ Dwight L. Bush	Director
Dwight L. Bush