Form 10-Q
period 2023-03-31
MONEYLION INC.
filed 2023-05-09
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 8,798,196 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of May 5, 2023.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2023

i

INTRODUCTORY NOTE

General

On September 22, 2021, MoneyLion Inc., formerly known as Fusion Acquisition Corp., consummated a business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. Following the Business Combination, MoneyLion Inc. became a publicly traded company, with MoneyLion Technologies Inc. continuing the existing business operations as a subsidiary of MoneyLion Inc. MoneyLion Inc.’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ML.”

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “MoneyLion,” the “Company,” “we,” “us,” “our” and similar references refer to MoneyLion Inc. and, as context requires, its consolidated subsidiaries for the period following the Business Combination and to MoneyLion Technologies Inc. and, as context requires, its consolidated subsidiaries for the period prior to the Business Combination. "MALKA" refers to Malka Media Group LLC, a wholly-owned subsidiary of MoneyLion Technologies Inc., and "Engine" refers to ML Enterprise Inc., doing business as the brand "Engine by MoneyLion," a wholly-owned subsidiary of MoneyLion Technologies Inc. which was previously named "Even Financial Inc." and subsequently renamed in February 2023.

For convenience, the trademarks and service marks referred to in this Quarterly Report on Form 10-Q are listed without the ®, TM and SM symbols, but we intend to assert, and notify others of, our rights in and to these trademarks and service marks to the fullest extent under applicable law.

Reverse Stock Split

On April 24, 2023, the Company amended the Company's Fourth Amended and Restated Certificate of Incorporation (as amended from time to time, the "Certificate of Incorporation") to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, a 1-for-30 reverse stock split (the "Reverse Stock Split") of the Class A Common Stock. At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company's stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the NYSE. The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol "ML."

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A Common Stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. Furthermore, proportionate adjustments were made to the conversion factor at which the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), may be converted to Class A Common Stock. The total number of shares of preferred stock of the Company authorized for issuance remained at 200,000,000. Stockholders who would have been entitled to receive fractional shares as a result of the Reverse Stock Split were instead entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder was otherwise entitled multiplied by the closing price per share of the Class A Common Stock on the NYSE on the effective date of the Reverse Stock Split.

The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

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

•
MoneyLion’s ability to maintain the listing of its Class A common stock, par value $0.0001 per share (the "Class A Common Stock"), and of MoneyLion’s publicly traded warrants to purchase Class A Common Stock (the “Public Warrants”) on the NYSE and any volatility in the market price of MoneyLion’s securities; and

•
other factors detailed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

These and other factors are more fully discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022, and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

v

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

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2022, our consolidated financial statements and the related notes presented in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and the other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Cash	$96,756	$115,864
Restricted cash, including amounts held by variable interest entities (VIEs) of $12,302 and $36,235	14,000	37,845
Consumer receivables	176,211	169,976
Allowance for credit losses on consumer receivables	(27,473)	(24,841)
Consumer receivables, net, including amounts held by VIEs of $121,734 and $113,963	148,738	145,135
Enterprise receivables, net	22,961	19,017
Property and equipment, net	2,682	2,976
Intangible assets, net	189,394	194,247
Goodwill	26,721	26,600
Other assets	55,907	54,658
Total assets	$557,159	$596,342
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Liabilities:
Secured loans	$88,726	$88,617
Accounts payable and accrued liabilities	50,294	58,129
Warrant liability	486	337
Other debt, including amounts held by VIEs of $119,650 and $143,394	119,650	143,394
Other liabilities	29,184	33,496
Total liabilities	288,340	323,973
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 45,000,000 shares authorized as of March 31, 2023 and December 31, 2022, 25,701,595 and 25,655,579 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	173,328	173,208
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 66,666,666 shares authorized as of March 31, 2023 and December 31, 2022, 8,831,402 and 8,799,069 issued and outstanding, respectively, as of March 31, 2023 and 8,619,678 and 8,587,345 issued and outstanding, respectively, as of December 31, 2022(1)	1	1
Additional paid-in capital	771,881	766,839
Accumulated deficit	(666,691)	(657,979)
Treasury stock at cost, 32,333 shares at March 31, 2023 and December 31, 2022(1)	(9,700)	(9,700)
Total stockholders' equity	95,491	99,161
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$557,159	$596,342

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Service and subscription revenue	$90,741	$67,146
Net interest income on loan receivables	2,928	2,568
Total revenue, net	93,669	69,714
Operating expenses
Provision for credit losses on consumer receivables	16,511	23,044
Compensation and benefits	24,408	22,043
Marketing	6,392	11,416
Direct costs	29,802	21,204
Professional services	4,999	7,288
Technology-related costs	6,038	4,505
Other operating expenses	8,995	10,769
Total operating expenses	97,145	100,269
Net loss before other (expense) income and income taxes	(3,476)	(30,555)
Interest expense	(7,511)	(6,174)
Change in fair value of warrant liability	(149)	3,910
Change in fair value of contingent consideration from mergers and acquisitions	246	(4,660)
Other income (expense)	1,649	(916)
Net loss before income taxes	(9,241)	(38,395)
Income tax benefit	(24)	(28,417)
Net loss	(9,217)	(9,978)
Accrual of dividends on preferred stock	(1,977)	(1,028)
Net loss attributable to common shareholders	$(11,194)	$(11,006)

Net loss per share, basic and diluted(1)	$(1.29)	$(1.43)
Weighted average shares used in computing net loss per share, basic and diluted(1)	8,652,218	7,691,243

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares(1)	Amount(1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2023	25,655,579	$173,208	8,587,345	$1	$766,839	$(657,979)	$(9,700)	$99,161
Stock-based compensation	—	—	—	—	5,705	—	—	5,705
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	100,797	—	(599)	—	—	(599)
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	110,925	—	1,913	—	—	1,913
Issuance of options and preferred stock in connection with Engine Acquisition, net of working capital adjustments	46,080	120	—	—	—	—	—	—
Conversion of preferred stock to common stock	(64)	—	2	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(1,977)	—	—	(1,977)
Other	—	—	—	—	-	505	—	505
Net loss	—	—	—	—	—	(9,217)	—	(9,217)
Balances at March 31, 2023	25,701,595	$173,328	8,799,069	$1	$771,881	$(666,691)	$(9,700)	$95,491

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares(1)	Amount(1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2022	—	$—	7,682,748	$1	$701,256	$(469,873)	$(9,700)	$221,684
Stock-based compensation	—	—	—	—	3,268	—	—	3,268
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	29,996	—	421	—	—	421
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	138,923	—	10,278	—	—	10,278
Issuance of options and preferred stock in connection with Engine Acquisition, net of working capital adjustments	28,693,931	193,647	—	—	8,963	—	—	8,963
Accrued dividends on preferred stock	—	—	—	—	(1,028)	—	—	(1,028)
Other	—	—	—	—	(1,087)	960	—	(127)
Net loss	—	—	—	—	—	(9,978)	—	(9,978)
Balances at March 31, 2022	28,693,931	$193,647	7,851,667	$1	$722,071	$(478,891)	$(9,700)	$233,481

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,217)	$(9,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for losses on receivables	16,511	23,044
Depreciation and amortization expense	6,184	3,421
Change in deferred fees and costs, net	616	259
Change in fair value of warrants	149	(3,910)
Change in fair value of contingent consideration from mergers and acquisitions	(246)	4,660
(Gains) losses on foreign currency translation	(7)	29
Expenses related to debt modification and prepayments	—	730
Goodwill impairment loss	—	—
Stock compensation expense	5,705	3,268
Deferred income taxes	(93)	(28,442)
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(27)	(34)
Enterprise receivables, net	(4,130)	1,658
Other assets	(1,250)	666
Accounts payable and accrued liabilities	(9,805)	(2,350)
Other liabilities	(1,710)	(1,672)
Net cash provided by (used in) operating activities	2,680	(8,651)
Cash flows from investing activities:
Net originations and collections of finance receivables	(19,647)	(22,872)
Purchase of property, equipment and software	(1,037)	(823)
Acquisition of Engine, net of cash acquired	—	(18,584)
Settlement of contingent consideration related to mergers and acquisitions	(350)	—
Net cash used in investing activities	(21,034)	(42,279)
Cash flows from financing activities:
Repayments to secured/senior lenders	—	(24,028)
Fees related to debt prepayment	—	(375)
Net (repayments to) proceeds from special purpose vehicle credit facilities	(24,000)	10,000
Borrowings from secured lenders	—	69,300
Payment of deferred financing costs	—	(1,625)
(Payments) proceeds from issuance of common stock related to exercise of stock options and warrants	(599)	421
Net cash (used in) provided by financing activities	(24,599)	53,693
Net change in cash and restricted cash	(42,953)	2,763
Cash and restricted cash, beginning of period	153,709	246,224
Cash and restricted cash, end of period	$110,756	$248,987

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,465	$4,990

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends on preferred stock	$1,977	$1,028
Lease liabilities incurred in exchange for operating right-of-use assets	$—	$6,578
Equity issued as consideration for mergers and acquisitions	$120	$202,610
Equity issued as settlement of contingent consideration related to mergers and acquisitions	$1,913	$10,278
Contingent consideration issued related to mergers and acquisitions	$—	$45,336

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MoneyLion Inc. (“MoneyLion” or the “Company”) was founded in 2013 and is headquartered in New York, New York. On September 22, 2021, MoneyLion Inc., formerly known as Fusion Acquisition Corp., consummated a business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. Following the Business Combination, MoneyLion Inc. became a publicly traded company, with MoneyLion Technologies Inc. continuing the existing business operations as a subsidiary of MoneyLion Inc. MoneyLion Inc.’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ML.”

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

On February 17, 2022, MoneyLion completed its acquisition of Even Financial Inc., which was subsequently renamed to ML Enterprise Inc., doing business as the brand Engine by MoneyLion ("Engine" and such acquisition, the “Engine Acquisition”). Engine powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,000 Enterprise Partners in MoneyLion's network who integrate MoneyLion's software platform onto their properties, MoneyLion enables a more simple and efficient system of customer acquisition and also provides value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded MoneyLion's addressable market, extended the reach of its own products and services and diversified its revenue mix.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive loss; therefore, there is no difference between net loss and comprehensive loss for the three months ended March 31, 2023 and 2022.

Reverse Stock Split—On April 24, 2023, the Company amended the Company's Fourth Amended and Restated Certificate of Incorporation (as amended from time to time, the "Certificate of Incorporation") to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, a 1-for-30 reverse stock split (the "Reverse Stock Split") of the Class A Common Stock. At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company's stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the NYSE. The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol "ML."

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A Common Stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. Furthermore, proportionate adjustments were made to the conversion factor at which the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), may be converted to Class A Common Stock. The total number of shares of preferred stock of the Company authorized for issuance remained at 200,000,000. Stockholders who would have been entitled to receive fractional shares as a result of the Reverse Stock Split were instead entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder was otherwise entitled multiplied by the closing price per share of the Class A Common Stock on the NYSE on the effective date of the Reverse Stock Split.

The effects of the Reverse Stock Split have been reflected in these consolidated financial statements and the accompanying footnotes for all periods presented, which includes adjusting the description of any activity that may have been transacted on a pre-Reverse Stock Split basis.

Receivable Funding—MoneyLion's primary source of funding for originated receivables is special purpose vehicle financings from third-party institutional lenders. For more information, Note 8, “Debt” and Note 7, “Variable Interest Entities” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility (each as defined in Company’s Annual Report on Form 10-K for the year ended December 31, 2022) and VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and adjustments to eliminate intercompany transactions and balances, necessary for a fair presentation of its financial position and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows.

The Company’s accounting policies are set forth in Note 2, “Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Included herein are certain updates to those policies and the related disclosures.

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Consumer revenues
Service and subscription fees	$62,438	$46,394
Net interest income on finance receivables	2,928	2,568
Total consumer revenues	65,366	48,962
Enterprise service revenues	28,303	20,752
Total revenue, net	$93,669	$69,714

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

The Company’s charge-off policy is to charge-off finance receivables for loans and related accrued interest receivables, net of expected recoveries, in the month in which the account becomes 90 days contractually past due and charge-off finance receivables for advances and related fee receivables in the month in which the account becomes 90 days past due effective January 1, 2023 and 60 days past due prior to January 1, 2023. If an account is deemed to be uncollectable prior to this date, the Company will charge-off the receivable in the month it is deemed uncollectable.

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

The Company has no assets measured at fair value on a recurring or non-recurring basis as of March 31, 2023 nor December 31, 2022. Liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are the Private Placement Warrants (as defined herein) and contingent consideration related to mergers and acquisitions, which are further described in Note 13, "Stock Warrants," and Note 16, "Mergers and Acquisitions," respectively. The Company has no liabilities measured at fair value on a non-recurring basis as of March 31, 2023 nor December 31, 2022. There have been no transfers between levels during the three months ended March 31, 2023 and 2022.

The Company also has financial instruments which are not measured at fair value. The Company has evaluated cash, restricted cash, consumer receivables, net, enterprise receivables, net, receivables from payment processors, prepaid expenses, accounts payable and accrued liabilities and other financial instrument assets and liabilities, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The fair value of the secured loans, other debt and lease liabilities approximate their carrying values.

Recently Adopted Accounting Pronouncements—The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective January 1, 2022, and applied the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. As permitted by the new guidance, the Company elected the package of practical expedients, which among other things, allowed historical lease classification to be carried forward. Upon adoption of the ASU No. 2016-02, the Company recognized an aggregate lease liability and right-of-use asset of $3,551, calculated based on the present value of the remaining minimum lease payments for qualifying leases as of January 1, 2022. The cumulative-effect adjustment recognized to the beginning balance of accumulated deficit was not material. The adoption of the new guidance did not impact the Company’s unaudited consolidated interim statements of operations or cash flows.

The Company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) during the fourth quarter of fiscal year 2022. The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The adoption of ASU No. 2019-12 did not have a material impact on the Company's financial statements or the related notes.

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, along with subsequent related ASUs, creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The Company adopted ASU 2016-13 and the related subsequent ASUs effective January 1, 2023, and applied the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. Upon adoption, the Company increased consumer receivables, net by $692, decreased enterprise receivables, net by $187 and reduced accumulated deficit by $505. The adoption of the new guidance did not impact the Company’s unaudited consolidated interim statements of operations or cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting and subsequently issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions in which the reference London Interbank Offered Rate (“LIBOR”) or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. These ASUs are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022 and the expedients are available through December 31, 2024. Early adoption is permitted. The Company has no significant contracts based on LIBOR as of March 31, 2023. As such, the Company currently does not intend to elect the optional expedients and exceptions.

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

3. CONSUMER RECEIVABLES

The Company’s finance receivables consist of secured personal loans and principal amounts of Instacash advances. Secured loan principal balances are partially given to the borrower upon origination while the remaining balance is deposited into an escrow account. The funds in the escrow account may be used to pay the secured personal loan in full or can be released to the borrower once the secured personal loan is paid in full. Until such time, the funds in the escrow account may be collected by the Company in the event the borrower becomes contractually past due. Accrued interest receivables represent the interest accrued on the loan receivables based upon the daily principal amount outstanding except for loans that are on nonaccrual status.

The Company’s policy is to suspend recognition of interest income on secured personal loans and place the secured personal loan on nonaccrual status when the account is more than 60 days past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due. Any accrued interest receivable that becomes 90 days past due on a contractual basis is charged-off by reversing net interest income on loan receivables. Net charge-offs of accrued interest income were $307 and $548 for the three months ended March 31, 2023 and 2022.

Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash advance product. Subscription receivables represent the amounts billed to customers for subscription services.

The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or advance terms though no direct correlation between charge-off rates and these factors has been identified in the Company's analysis. When assessing provision for losses on consumer receivables, the Company takes into account the composition and delinquency status of the outstanding consumer receivables and the related forecasted principal loss rates based on recent historical experience. Recent historical loss rates are updated on a quarterly basis. Charge-offs of consumer receivable balances occur after becoming ninety days past contractually due unless specific circumstances are identified on an individual or group of receivables that indicate charge-off is not appropriate. The level of exceptions to charge-offs occurring once ninety days past due is not material. The tables below show consumer receivables balances as of March 31, 2023 and December 31, 2022 and the consumer receivables activity, charge-off rates and aging by product for the three months ended March 31, 2023 and 2022.

Consumer receivables consisted of the following:

	March 31,	December 31,
	2023	2022
Loan receivables	73,700	73,451
Instacash receivables	84,859	77,688
Finance receivables	158,559	151,139
Fees receivable	13,292	14,019
Subscription receivables	3,185	3,419
Deferred loan origination costs	80	331
Accrued interest receivable	1,095	1,068
Consumer receivables, before allowance for credit losses	$176,211	$169,976

Changes in the allowance for losses on loan receivables were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$5,784	$6,494
Provision for credit losses on receivables	1,520	2,796
Loan receivables charged off	(4,189)	(10,458)
Recoveries	2,676	7,408
Ending balance	$5,791	$6,240

Changes in the allowance for losses on Instacash receivables were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$23,240	$15,131
Provision for credit losses on receivables	10,081	16,706
Instacash receivables charged off	(19,828)	(22,500)
Recoveries	6,193	5,861
Ending balance	$19,686	$15,198

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$908	$420
Provision for credit losses on receivables	4,174	2,001
Fees receivable charged off	(4,825)	(2,708)
Recoveries	761	779
Ending balance	$1,018	$492

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$1,292	$278
Provision for credit losses on receivables	736	1,541
Subscription receivables charged off	(1,356)	(1,618)
Recoveries	306	160
Ending balance	$978	$361

The following is an assessment of the repayment performance of loan receivables as of March 31, 2023 and December 31, 2022 and presents the contractual delinquency of the loan receivables portfolio:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$64,895	88.0%	$63,578	86.6%

Delinquency:
31 to 60 days	5,133	7.0%	5,579	7.6%
61 to 90 days	3,672	5.0%	4,294	5.8%
Total delinquency	8,805	12.0%	9,873	13.4%
Loan receivables before allowance for credit losses	$73,700	100.0%	$73,451	100.0%

Loan receivables that are 61 to 90 days contractually past due are placed on non-accrual status.

The following is an assessment of the repayment performance of Instacash receivables as of March 31, 2023 and December 31, 2022 and presents the contractual delinquency of the Instacash receivables portfolio:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$72,069	84.9%	$70,003	90.1%

Delinquency:
31 to 60 days	7,434	8.8%	7,685	9.9%
61 to 90 days	5,356	6.3%	—	0.0%
Total delinquency	12,790	15.1%	7,685	9.9%
Instacash receivables before allowance for credit losses	$84,859	100.0%	$77,688	100.0%

The following is an assessment of the repayment performance of fees receivable as of March 31, 2023 and December 31, 2022 and presents the contractual delinquency of the fees receivable portfolio:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$11,005	82.8%	$10,645	75.9%

Delinquency:
31 to 60 days	1,337	10.1%	3,374	24.1%
61 to 90 days	950	7.1%	—	0.0%
Total delinquency	2,287	17.2%	3,374	24.1%
Fees receivable before allowance for credit losses	$13,292	100.0%	$14,019	100.0%

The following is an assessment of the repayment performance of subscription receivables as of March 31, 2023 and December 31, 2022 and presents the contractual delinquency of the subscription receivables portfolio:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$2,295	72.0%	$2,487	72.8%

Delinquency:
31 to 60 days	489	15.4%	534	15.6%
61 to 90 days	401	12.6%	398	11.6%
Total delinquency	890	28.0%	932	27.2%
Subscription receivables before allowance for credit losses	$3,185	100.0%	$3,419	100.0%

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Leasehold improvements	$1,968	$1,970
Furniture and fixtures	856	853
Computers and equipment	2,306	2,298
	5,130	5,121
Less: accumulated depreciation	(2,448)	(2,145)
Furniture and equipment, net	$2,682	$2,976

Total depreciation expense related to property and equipment was $304 and $230 for the three months ended March 31, 2023 and 2022, respectively.

5. INTANGIBLE ASSETS

Changes in goodwill were as follows:

	Goodwill Before Impairment	Cumulative Goodwill Impairments	Goodwill
Balance at December 31, 2022	$163,360	$(136,760)	$26,600
Other	121	-	121
Balance at March 31, 2023	$163,481	$(136,760)	$26,721

Intangible assets consisted of the following:

		March 31,	December 31,
	Useful Life	2023	2022
Proprietary technology and capitalized internal-use software	3 - 7 years	$38,449	$41,495
Work in process		1,551	1,812
Customer relationships	10 - 15 years	160,500	160,500
Trade names	9 - 15 years	15,960	16,620
Less: accumulated amortization		(27,066)	(26,180)
Intangible assets, net		$189,394	$194,247

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internally developed software were $1,162 for the three months ended March 31, 2023 and were $758 for the three months ended March 31, 2022.

For the three months ended March 31, 2023 and 2022, total amortization expense was $5,880 and $3,191, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at March 31, 2023 for the years ending:

Remainder of 2023	$17,259
2024	22,925
2025	22,925
2026	22,925
2027	22,353
Thereafter	79,456
$187,843

6. OTHER ASSETS

Other assets consisted of the following:

	March 31,	December 31,
	2023	2022
Receivable from payment processors	$35,280	$32,881
Prepaid expenses	8,229	8,804
Operating lease right-of-use assets	8,596	9,123
Other	3,802	3,850
Total other assets	$55,907	$54,658

7. VARIABLE INTEREST ENTITIES

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

The Company is required to evaluate the SPV Borrowers for consolidation, which the Company has concluded are VIEs. The Company has the ability to direct the activities of the SPV Borrowers that most significantly impact the economic performance of the wholly owned subsidiaries that act as the originators and servicer of the loan and Instacash receivables held by the SPV Borrowers. Additionally, the Company has the obligation to absorb losses related to the pledged collateral in excess of the aggregate principal amount of the receivables and the right to proceeds related to the excess loan and Instacash receivables securing the SPV Credit Facilities once all loans and interest under such SPV Credit Facilities are repaid, which exposes the Company to losses and returns that could potentially be significant to the SPV Borrowers. Accordingly, the Company determined it is the primary beneficiary of the SPV Borrowers and is required to consolidate them as indirect wholly owned VIEs. For more information, see Note 9, “Debt” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

8. DEBT

The Company’s debt as of March 31, 2023 and December 31, 2022 is presented below:

	March 31,	December 31,
	2023	2022
Monroe Term Loans	90,000	90,000
Unamortized discounts and debt issuance costs	(1,274)	(1,383)
Total secured loans	$88,726	$88,617

ROAR 1 SPV Credit Facility	$63,000	$83,000
ROAR 2 SPV Credit Facility	59,000	63,000
Unamortized discounts and debt issuance costs	(2,350)	(2,606)
Total other debt	$119,650	$143,394

For more information regarding debt instruments outstanding as of December 31, 2022, see Note 9, “Debt” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Monroe Term Loans (as defined below) are comprised of term loans with a principal balance of $70.0 million (the "Term A-1 Loans") and term loans with a principal balance of $20.0 million (the "Term A-2 Loans" and together with the Term A-1 Loans, the "Monroe Term Loans"). The interest rate as of March 31, 2023 on the Term A-1 Loans and Term A-2 Loans was 14.07% and 13.75%, respectively.

9. LEASES

The Company is party to operating leases for all of our offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that we are reasonably certain to exercise, as well as the periods provided by termination options that we are reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $796 and $620 for the three months ended March 31, 2023 and 2022, respectively. Short-term lease expense, variable lease expense and sublease income were not material for the three months ended March 31, 2023 and 2022.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

March 31, 2023
Remainder of 2023	$2,483
2024	3,116
2025	2,670
2026	1,268
2027	904
Thereafter	768
Total lease payments	11,209
Less: imputed interest	2,139
Lease liabilities	$9,070
Weighted-average remaining lease term (years)	4.0
Weighted-average discount rate	11.8%

10. INCOME TAXES

As of March 31, 2023 and December 31, 2022, the Company maintained a valuation allowance of $86,120 and $84,952, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,200 during the three months ended March 31, 2023 and decreased by approximately $17,100 during the three months ended March 31, 2022.

The effective tax rate differs from the statutory tax rate of 21% due to the effect of stock compensation, accrued dividends on convertible preferred stock, executive compensation, other permanent differences and state taxes.

Total U.S. federal and state operating loss carryforwards as of March 31, 2023 and December 31, 2022 were approximately $787,000 and $786,600, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. federal net operating losses of approximately $417,300 carry forward indefinitely.

As of March 31, 2023, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

Due to the net operating loss carryovers, the statute of limitations remains open for federal and state returns.

The Company has completed a review to determine whether the future utilization of net operating loss and credit carryforwards will be restricted due to ownership changes that have occurred. Due to the Engine Acquisition, the Company experienced an ownership change on February 17, 2022. Thus, the Company's net operating loss carryforwards are subject to an annual limitation of approximately $8,200 per year. The Company had a net unrealized built-in gain corporation on the ownership change date and had a net unrealized built-in gain of approximately $330,700 at the change date. As a result, under the section 338 Approach of Notice 2003-65, the Company's annual limitation is expected to be increased in the first five years post-change by approximately $121,400. Based on the February 17, 2022 limitation, all of the total net operating loss carryforwards are expected to become utilizable by the tax year ending December 31, 2043.

The Company also acquired federal net operating losses in the Engine Acquisition. It was determined that the Engine net operating losses acquired are also subject to a Section 382 annual limitation of approximately $3,800 due to Engine's ownership changes in both 2018 and 2022. Engine is a net unrealized built-in gains ("NUBIG") corporation and had a NUBIG of approximately $265,200 at the change date. As a result, the Engine annual limitation is expected to be increased in the first five years post-change by an aggregate of approximately $87,800. As of the 2022 ownership change, approximately $3,100 of the net operating losses that were restricted by the 2018 ownership change had freed up and become available for use, and approximately $6,000 remained restricted. A further approximately $55,000 in net operating losses had been generated between the date immediately following the 2018 ownership change and the 2022 ownership change. Of the approximately $58,100 in net operating losses that were now solely limited by the section 382 limitation resulting from the 2022 ownership change, all of the total net operating loss carryforwards are expected to become utilizable by the tax year ending December 31, 2025. The remaining approximately $6,000 in net operating loss carryforwards still subject to the section 382 limitation resulting from the 2018 ownership change are expected to free up and become available for use by the tax year ended December 31, 2049. None of the pre-change net operating losses subject to the July 31, 2018 and February 17, 2022 limitation are expected to expire unutilized as a result of both ownership changes.

11. COMMON AND PREFERRED STOCK

Class A Common Stock—Each holder of the shares of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote, as provide by the Company’s Certificate of Incorporation. The holders of the shares of Class A Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by the holders of Class A Common Stock must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast present in person or represented by proxy, unless otherwise specified by law, the Company’s Certificate of Incorporation or Amended and Restated Bylaws (as amended from time to time).

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

Series A Preferred Stock—Holders of the shares of Series A Preferred Stock (other than certain regulated holders subject to the Bank Holding Company Act of 1956, as amended) are entitled to vote as a single class with the holders of the Class A Common Stock and the holders of any other class or series of capital stock of MoneyLion then entitled to vote.

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

Shares of Series A Preferred Stock are convertible into shares of Class A Common Stock on a one-for-thirty basis, subject to customary anti-dilution adjustments. The Series A Preferred Stock (i) is convertible at any time upon the holder’s election and (ii) automatically converts into Class A Common Stock if the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE equals or exceeds $10.00 on any 20 trading days (which may be consecutive or nonconsecutive) within any consecutive 30 trading day period that ends no later than the last day of the lockup period that applies to such shares of Series A Preferred Stock.

12. STOCK-BASED COMPENSATION

Omnibus Incentive Plan

At the Company's 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), Company stockholders approved the Company's Amended and Restated Omnibus Incentive Plan (as may be amended or restated from time to time, the “Incentive Plan”), as further described in the Company's Definitive Proxy Statement for the 2022 Annual Meeting, filed with the SEC on April 29, 2022.

Stock-based compensation $5,705 and $3,268 was recognized during the three months ended March 31, 2023 and 2022, respectively.

The number of units awarded under the Incentive Plan are generally based on a weighted average of the Class A Common Stock in the days leading up to the grant. Fair values for restricted stock units ("RSUs") and performance stock units ("PSUs") based on the Company’s operating performance are valued based on the price of the Class A Common Stock at the time of grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. The following table represents activity within the Incentive Plan for the three months ended March 31, 2023:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	582,353	$22.31	n/a
Performance Stock Unit	Service and performance-based	169,444	$17.09	n/a

The following table represents outstanding equity awards as of March 31, 2023:

Type	Vesting Conditions	Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	1,044,475	$35.95	n/a
Performance Stock Unit	Service and performance-based	205,286	$24.74	n/a
Performance Stock Unit	Service and market-based	336,991	$27.90	n/a
Options	Service-based	1,051,512	$20.84	$25.73

13. STOCK WARRANTS

Public Warrants and Private Placement Warrants

As a result of the Business Combination, MoneyLion acquired from Fusion Acquisition Corp., as of September 22, 2021, public warrants outstanding to purchase an aggregate of 583,333 shares of the Class A Common Stock (the “Public Warrants”) and private placement warrants outstanding to purchase an aggregate of 270,000 shares of the Class A Common Stock (the “Private Placement Warrants”).

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

The Private Placement Warrants are valued based on the per warrant price of the Public Warrants, subject to adjustments to account for differences in contractual terms between the Private Placement Warrants and the Public Warrants. The per warrant price of the Public Warrants as of March 31, 2023 was $1.80.

The following table presents the changes in the liability related to the Private Placement Warrants:

Private Placement
Warrants
Warrants payable balance, December 31, 2022	$337
Mark-to-market adjustment	149
Warrants payable balance, March 31, 2023	$486

For more information regarding the Public Warrants and Private Placement Warrants, see Note 14, “Stock Warrants” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

14. NET LOSS PER SHARE

The following table sets forth the computation of net loss per share of Class A Common Stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	(9,217)	(9,978)
Accrual of dividends on preferred stock	(1,977)	(1,028)
Net loss attributable to common shareholders	$(11,194)	$(11,006)

Denominator:
Weighted-average common shares outstanding - basic and diluted(1)	8,652,218	7,691,243
Net loss per share attributable to common stockholders - basic and diluted(1)	$(1.29)	$(1.43)

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

For the three months ended March 31, 2023 and 2022, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the right to receive earnout shares and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three months ended March 31, 2023 and 2022.

The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Conversion of convertible preferred stock(1)	856,720	956,464
Warrants to purchase common stock and redeemable convertible preferred stock(1)	853,330	853,330
PSUs, RSUs and options to purchase common stock(1)	2,638,264	2,173,120
Right to receive earnout shares(1)	583,333	583,333
Total common stock equivalents	4,931,647	4,566,247

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters—From time to time, the Company is subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. The Company is also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this Note 15, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact the Company's business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flow” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of March 31, 2023, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

16. MERGERS AND ACQUISITIONS

Engine—On February 17, 2022, the Company completed the acquisition of all voting interest in Even Financial Inc., which was subsequently renamed to Engine, pursuant to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Epsilon Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company, Even Financial Inc. and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as representative of the equityholders of Even Financial Inc. Engine powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,000 Enterprise Partners in MoneyLion's network who integrate MoneyLion's software platform onto their properties, MoneyLion enables a more simple and efficient system of customer acquisition and also provides value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded MoneyLion's addressable market, extended the reach of its own products and services and diversified its revenue mix.

At the closing of the Engine Acquisition, the Company (i) issued to the equityholders of Even Financial Inc. an aggregate of 28,164,811 shares of Series A Preferred Stock, along with an additional 529,120 shares of Series A Preferred Stock to advisors of Even Financial Inc. for transaction expenses, valued at $193,721, (ii) paid to certain Even Financial Inc. management equityholders approximately $14,514 in cash and (iii) exchanged 8,883,228 options to acquire Even Financial Inc. common stock for 196,728 options to acquire Class A Common Stock, of which the vested portion at the acquisition date was valued at $8,960. The equityholders and advisors of Even Financial Inc. are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Preferred Stock, based on the attributed revenue of Engine’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of the Company’s Class A common stock are entitled to receive dividend equivalents in lieu of receiving Series A Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The combined value of the Earnout and Preferred Stock Equivalents, which represents contingent consideration, was $45,330 as of the closing of the Engine Acquisition. The total purchase price was approximately $271,096, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5,703 of existing indebtedness of Even Financial Inc. and pay $2,868 of seller transaction costs.

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

The goodwill related to the Engine Acquisition was not tax deductible and was comprised of expected synergies from combining operations and the value of intangible assets that do not qualify for separate recognition.

The following table presents the changes in the liability related to the Earnout and Preferred Stock Equivalents:

		Preferred Stock
	Earnout	Equivalents
Balance as of December 31, 2022	$6,946	$1,997
Change in fair value of contingent consideration	(6)	(59)
Balance as of March 31, 2023	$6,940	$1,938

The Earnout and Preferred Stock Equivalents were valued using a Monte Carlo simulation model, which is calculated using Level 3 inputs. The primary unobservable inputs utilized in determining the fair value of the Earnout and Preferred Stock Equivalents are the expected volatility of the Class A Common Stock and the revenue levels of Engine.

The following table presents the quantitative information and certain assumptions regarding Level 3 fair value measurement of the Earnout and Preferred Stock Equivalents:

March 31,
2023
Expected Volatility	102%
Expected Dividend - Class A Common Stock	—
Expected Term in Years	5.00
Risk Free Interest Rate	3.51%

The Company’s pro forma revenue and net loss for the three months ended March 31, 2022 below has been prepared as if Even Financial Inc. had been purchased on January 1, 2022. The Company made certain pro forma adjustments related to amortization of intangible assets, intercompany activity and interest expense.

Three Months Ended March 31, 2022
(unaudited)
Revenue	$78,813
Net loss	$(14,347)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the Engine Acquisition had been completed at January 1, 2022. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

MALKA—On November 15, 2021, MoneyLion completed its acquisition (the “MALKA Acquisition”) of MALKA. MALKA is a creator network and content platform that provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors.

The sellers may earn up to an additional $35 million payable in restricted shares of Class A Common Stock if MALKA’s revenue and EBITDA exceeds certain targets in 2021 and 2022. Any portion of the earnout paid in restricted shares is subject to a make-whole provision pursuant to which the Company was and may be required to issue additional restricted shares of Class A Common Stock or pay additional cash, as determined by the Company in its sole discretion.

The unsettled restricted shares payable based on operating performance and the Closing Make-Whole Provision were valued at $2,444 as of December 31, 2022 and were settled as of March 31, 2023. The $180 decline and $4,292 increase in fair value for the three months ended March 31, 2023 and 2022, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions. The restricted shares payable based on 2021 and 2022 operating performance were valued based on the Class A Common Stock price per share as of December 31, 2022.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 9, 2023, the date on which these consolidated financial statements were available to be issued, and concluded that the following subsequent events were required to be disclosed:

Reverse Stock Split—On April 24, 2023, the Company amended the Certificate of Incorporation to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, the 1-for-30 Reverse Stock Split of the Class A Common Stock. At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company's stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the NYSE. The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol "ML."

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A Common Stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. Furthermore, proportionate adjustments were made to the conversion factor at which the Series A Preferred Stock may be converted to Class A Common Stock. The total number of shares of preferred stock of the Company authorized for issuance remained at 200,000,000. Stockholders who would have been entitled to receive fractional shares as a result of the Reverse Stock Split were instead entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder was otherwise entitled multiplied by the closing price per share of the Class A Common Stock on the NYSE on the effective date of the Reverse Stock Split.

The effects of the Reverse Stock Split have been reflected in these consolidated financial statements and the accompanying footnotes for all periods presented.

Amendment to Monroe Term Loans—As previously reported, the Company is party to that certain Credit Agreement, dated as of March 24, 2022 (as amended by Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, the “Credit Agreement”), by and among certain financial institutions from time to time party thereto (together with their respective successors and permitted assigns, the “Lenders”), as lenders, and Monroe Capital Management Advisors, LLC, a Delaware limited liability company (“Monroe Capital”), as administrative agent and lead arranger. Pursuant to the Credit Agreement, on March 24, 2022, the Company borrowed (a) $70.0 million aggregate principal amount of Term A-1 Loans, with a maturity date of March 24, 2026, and (b) $20.0 million aggregate principal amount of Term A-2 Loans, with a maturity date of May 1, 2023.

On April 28, 2023, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) with the Lenders and Monroe Capital in order to extend the maturity date of the Term A-2 Loans and proactively manage the Company's interest expense through the remainder of 2023. Pursuant to Amendment No. 2, the Company, the Lenders and Monroe Capital agreed that the Company would: (i) pay $5.0 million of the outstanding principal balance of the Term A-2 Loans on May 1, 2023, $10.0 million of the outstanding principal balance of the Term A-2 loans on July 15, 2023 and the remaining outstanding principal balance of the Term A-2 Loans in full on October 15, 2023, and (ii) prepay $5.0 million of the outstanding principal balance of the Term A-1 Loans on October 15, 2023, with the remaining outstanding principal balance of the Term A-1 Loans continuing to be due on the original maturity date of March 24, 2026. The Company is and was, prior to the entry into Amendment No. 2, in compliance with all of its covenants under the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of MoneyLion and is intended to help the reader understand MoneyLion, our operations and our present business environment. This discussion should be read in conjunction with MoneyLion’s unaudited consolidated financial statements and notes to those financial statements included in Part I, Item 1 “Financial Statements” within this Quarterly Report on Form 10-Q. References to “we,” “us,” “our,” “Company” or “MoneyLion” refer to MoneyLion Inc. and, as context requires, its wholly-owned subsidiaries.

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

We have purposefully built our platform in pursuit of our mission to rewire the financial system. We aim to build tools to help consumers through all of their financial inflection points through the use of comprehensive, data-driven analytics that connect consumers with the appropriate financial solution for their individual needs, whether through our first-party products or an offering through our marketplace platforms. As of March 31, 2023, we had 7.8 million Total Customers who used 14.7 million Total Products and over 1,000 Enterprise Partners in our network. We utilize innovative approaches to financial advice, education and literacy by delivering our customers dynamic money-related content, positioning ourselves at the forefront of evolving trends in media consumption so that our customers can better understand and manage their finances. By providing both access and ability and shortening the distance between education and action, we empower customers to take control of their money, no matter their financial circumstances – Every Time You Money.

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

Recent Developments

Recent events impacting our business are as follows:

Amendment to Monroe Term Loans

As previously reported, the Company is party to that certain Credit Agreement, dated as of March 24, 2022 (as amended by Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, the “Credit Agreement”), by and among certain financial institutions from time to time party thereto (together with their respective successors and permitted assigns, the “Lenders”), as lenders, and Monroe Capital Management Advisors, LLC, a Delaware limited liability company (“Monroe Capital”), as administrative agent and lead arranger. Pursuant to the Credit Agreement, on March 24, 2022, the Company borrowed (a) $70.0 million aggregate principal amount of term loans (the “Term A-1 Loans”), with a maturity date of March 24, 2026, and (b) $20.0 million aggregate principal amount of term loans (the “Term A-2 Loans” and together with the Term A-1 Loans, the "Monroe Term Loans"), with a maturity date of May 1, 2023.

On April 28, 2023, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) with the Lenders and Monroe Capital in order to extend the maturity date of the Term A-2 Loans and proactively manage the Company's interest expense through the remainder of 2023. Pursuant to Amendment No. 2, the Company, the Lenders and Monroe Capital agreed that the Company would: (i) pay $5.0 million of the outstanding principal balance of the Term A-2 Loans on May 1, 2023, $10.0 million of the outstanding principal balance of the Term A-2 loans on July 15, 2023 and the remaining outstanding principal balance of the Term A-2 Loans in full on October 15, 2023, and (ii) prepay $5.0 million of the outstanding principal balance of the Term A-1 Loans on October 15, 2023, with the remaining outstanding principal balance of the Term A-1 Loans continuing to be due on the original maturity date of March 24, 2026. The Company is and was, prior to the entry into Amendment No. 2, in compliance with all of its covenants under the Credit Agreement.

Reverse Stock Split

On April 24, 2023, the Company amended the Certificate of Incorporation to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, the 1-for-30 Reverse Stock Split of the Class A Common Stock. At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company's stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the NYSE. The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol "ML."

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A Common Stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. Furthermore, proportionate adjustments were made to the conversion factor at which the Series A Preferred Stock may be converted to Class A Common Stock. The total number of shares of preferred stock of the Company authorized for issuance remained at 200,000,000. Stockholders who would have been entitled to receive fractional shares as a result of the Reverse Stock Split were instead entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder was otherwise entitled multiplied by the closing price per share of the Class A Common Stock on the NYSE on the effective date of the Reverse Stock Split.

The effects of the Reverse Stock Split have been reflected in these consolidated financial statements and the accompanying footnotes for all periods presented.

Silicon Valley Bank

On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank ("SVB") and appointed the Federal Deposit Insurance Corporation (the "FDIC") as receiver. At such time, we held a substantial portion of our cash deposits at SVB and utilized SVB to process payments. On March 12, 2023, the U.S. Department of the Treasury, U.S. Federal Reserve and the FDIC announced that depositors of SVB would have access to all of their cash deposits starting March 13, 2023, and on March 13, 2023, the FDIC announced that it transferred all deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. On March 13, 2023, we transferred substantially all of our cash deposits at Silicon Valley Bridge Bank, N.A. to new financial institutions. The Company does not anticipate any losses with respect to its cash that had been deposited with SVB or is deposited with Silicon Valley Bridge Bank, N.A., which continues to process payments for the Company.

Business Combinations — Since January 1, 2022, we have completed the following business combinations:

•
Engine – On February 17, 2022, we completed our acquisition of Even Financial Inc., which was subsequently renamed to ML Enterprise Inc., doing business as the brand Engine by MoneyLion ("Engine" and such acquisition, the “Engine Acquisition”). Engine powers the leading embedded finance marketplace solutions we offer to our Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,000 Enterprise Partners in our network who integrate our software platform onto their properties, we enable a more simple and efficient system of customer acquisition and also provide value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded our addressable market, extended the reach of our own products and services and diversified our revenue mix.

At the closing of the Engine Acquisition, we (i) issued to the equityholders of Even Financial Inc. an aggregate of 28,164,811 shares of Series A Preferred Stock, along with an additional 529,120 shares of Series A Preferred Stock to advisors of Even Financial Inc. for transaction expenses, valued at $193.7 million, (ii) paid to certain Even Financial Inc. management equityholders approximately $14.5 million in cash and (iii) exchanged 8,883,228 options to acquire Even Financial Inc. common stock for 196,728 options to acquire Class A Common Stock, of which the vested portion at the acquisition date was valued at $9.0 million. The equityholders and advisors of Even Financial Inc. are also entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Preferred Stock, based on the attributed revenue of Engine’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of Class A Common Stock are entitled to receive dividend equivalents in lieu of receiving Series A Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The combined value of the Earnout and Preferred Stock Equivalents was $45.3 million as of the closing of the Engine Acquisition. The total purchase price was approximately $271.1 million, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5.7 million of existing indebtedness of Even Financial Inc. and pay $2.9 million of seller transaction costs.

Factors Affecting Our Performance

We are subject to a number of risks including, but not limited to, the need for successful development of products, services and functionality; the need for additional capital (or financing) to fund operating losses; competition with substitute products and services from larger companies; protection of proprietary technology and information; dependence on key individuals; and risks associated with changes in information technology. For additional information, see the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Competition

We compete across our business lines with a variety of competitors, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or cash advance products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. In addition, we face competition in our media division from others in the digital media and content creation industry, which range from large and established media companies, including social media companies and production studios, to emerging start-ups. We expect our competition to continue to increase. The success of our business depends on our ability to compete effectively and attract new and retain existing customers and clients, which depends upon many factors both within and beyond our control.

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

Access and Cost of Financing

Our credit products, cash advances and other receivables are primarily financed by special purpose vehicle financings from third-party institutional lenders. The loss of one or more of the financing sources we have for our credit products, cash advances and other receivables could have an adverse impact on our performance, and it could be costly to obtain new financing.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace loan offer. Previously, Total Customers included all customers that submitted for or clicked on an offer through our marketplace but were not necessarily monetized, which we changed beginning in the third quarter of 2022 in order to more accurately reflect management’s view of our customers. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 7.8 million and 3.9 million as of March 31, 2023 and 2022, respectively. Total Customers for all prior periods have been recast to present the updated definition of Total Customers.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, cash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace loan offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or cash advances or opened multiple products through our marketplace, it is only counted once for each product type. Previously, Total Products included all products for which our Total Customers submitted or clicked on an offer but were not necessarily monetized, which we changed beginning in the third quarter of 2022 in order to more accurately reflect management’s view of our products. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 14.7 million and 9.0 million as of March 31, 2023 and 2022, respectively. Total Products for all prior periods have been recast to present the updated definition of Total Products.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,085 as of March 31, 2023, comprising 494 Product Partners and 591 Channel Partners and were 980 as of March 31, 2022, comprised of 424 Product Partners and 556 Channel Partners.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and cash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending and Instacash products and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $506 million and $408 million for the three months ended March 31, 2023 and 2022, respectively. All originations were originated directly by MoneyLion.

Adjusted Revenue

Adjusted Revenue is defined as total revenue, net, plus amortization of loan origination costs less provision for loss on subscription receivables, provision for loss on fees receivables and revenue derived from phased out products. Adjusted Revenue is a non-GAAP measure and should not be viewed as a substitute for total revenue, net. Historically, we presented Adjusted Revenue in order to provide an understanding of revenue from ongoing products and revenue for comparability purposes. During the quarter, we determined that Adjusted Revenue was no longer a key performance metric that we use to measure revenue and evaluate our business performance. As a result, we will no longer be presenting Adjusted Revenue for subsequent quarters. Refer to the “— Non-GAAP Measures” section below for further discussion.

Adjusted Gross Profit

Adjusted Gross Profit is defined as gross profit less revenue derived from phased out products. Adjusted Gross Profit is a non-GAAP measure and should not be viewed as a substitute for gross profit. Historically, we presented Adjusted Gross Profit in order to provide an understanding of an aspect of profitability based on our current product portfolio. During the quarter, we determined that Adjusted Gross Profit was no longer a key performance metric that we use to measure profitability and evaluate our business performance. As a result, we will no longer be presenting Adjusted Gross Profit for subsequent quarters. Refer to the “— Non-GAAP Measures” section below for further discussion.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrants, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, stock-based compensation and one-time expenses less origination financing cost of capital. We believe Adjusted EBITDA provides a meaningful understanding of an aspect of profitability based on our current product portfolio. Adjusted EBITDA is a non-GAAP measure and should not be viewed as a substitute for net income (loss). Refer to the “— Non-GAAP Measures” section below for further discussion.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenues

The following table is reference for the discussion that follows:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$62,438	$46,394	$16,044	34.6%
Net interest income on finance receivables	2,928	2,568	360	14.0%
Total consumer revenues	65,366	48,962	16,404	33.5%
Enterprise service revenues	28,303	20,752	7,551	36.4%
Total revenue, net	$93,669	$69,714	$23,955	34.4%

We generate revenues primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Service and subscription fees

Service and subscription fees increased by $16.0 million, or 34.6%, to $62.4 million for the three months ended March 31, 2023, as compared to $46.4 million for the same period in 2022. The increase in service and subscription fees was primarily driven by increases in fee income related to instant transfer fees and tips from Instacash of $15.4 million, driven by the growth of Instacash advances across both existing and new customers, and an increase of $0.9 million related to interchange, cardholder and administration fees from our bank and investment accounts, driven by higher payment volume, which was slightly offset by lower membership revenues.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Plus loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $0.4 million, or 14.0%, to $2.9 million for the three months ended March 31, 2023, as compared to $2.6 million for the same period in 2022. The increase in net interest income on finance receivables was driven by origination growth on our Credit Builder Plus loan program across both existing and new customers and less reversals of interest income due to non-collection during the three months ended March 31, 2023, as compared to the same period in 2022. The amortization of loan origination costs decreased by $0.1 million to $0.2 million for the three months ended March 31, 2023, as compared to $0.3 million for the same period in 2022.

Enterprise service revenues

Enterprise service revenues increased by $7.6 million, or 36.4%, to $28.3 million for the three months ended March 31, 2023, as compared to $20.8 million for the same period in 2022. This increase was primarily attributable to a $9.2 million full quarter impact of Engine reflected in the three months ended March 31, 2023 and $0.6 million increase in MALKA revenues, which was partially offset by $2.0 million of lower marketplace revenues.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	16,511	23,044	(6,533)	-28.4%
Compensation and benefits	24,408	22,043	2,365	10.7%
Marketing	6,392	11,416	(5,024)	-44.0%
Direct costs	29,802	21,204	8,598	40.5%
Professional services	4,999	7,288	(2,289)	-31.4%
Technology-related costs	6,038	4,505	1,533	34.0%
Other operating expenses	8,995	10,769	(1,774)	-16.5%
Total operating expenses	97,145	100,269	(3,124)	-3.1%

Other (expense) income
Interest expense	(7,511)	(6,174)	(1,337)	21.7%
Change in fair value of warrant liability	(149)	3,910	(4,059)	nm
Change in fair value of contingent consideration from mergers and acquisitions	246	(4,660)	4,906	nm
Other income (expense)	1,649	(916)	2,565	nm
Net loss before income taxes	(5,765)	(7,840)	2,075	-26.5%

Income tax benefit	(24)	(28,417)	28,393	-99.9%

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

Provision for credit losses on consumer receivables decreased by $6.5 million, or 28.4%, to $16.5 million for the three months ended March 31, 2023, as compared to $23.0 million for the same period in 2022. This decrease resulted primarily from a decrease to provision related to Instacash advance receivables of $6.6 million, provision related to Credit Builder Plus loan receivables of $1.3 million and $0.8 million provision related to subscription fees, which was partially offset by an increase in provision for Instacash instant transfer fees and tips of $2.2 million.

Compensation and benefits

Compensation and benefits increased by $2.4 million, or 10.7%, to $24.4 million for the three months ended March 31, 2023, as compared to $22.0 million for the same period in 2022. This increase was driven primarily by a $2.4 million increase in stock-based compensation and a $1.9 million increase due to a full quarter impact of Engine in the three months ended March 31, 2023, which was partially offset by a $1.4 million decrease in employee costs and a $0.6 million decrease in incentive compensation related to expense reduction initiatives.

Marketing

Marketing decreased by $5.0 million, or 44.0%, to $6.4 million for the three months ended March 31, 2023, as compared to $11.4 million for the same period in 2022. This decrease resulted primarily from lower marketing and lead generation spend across the organization as we continue to lower our reliance on external marketing sources.

Direct costs

Direct costs increased by $8.6 million, or 40.5%, to $29.8 million for the three months ended March 31, 2023, as compared to $21.2 million for the same period in 2022. The increase was primarily driven by $6.9 million of direct costs due to a full quarter impact of Engine in the three months ended March 31, 2023 and an increase in payment processing and bank partner transaction fees of $2.2 million driven by growth in Total Originations and Total Customers, which was partially offset by a $0.5 million decrease in other direct costs.

Professional services

Professional services decreased by $2.3 million, or 31.4%, to $5.0 million for the three months ended March 31, 2023, as compared to $7.3 million for the same period in 2022. This decrease resulted primarily from $1.2 million of lower legal expenses, $0.8 million of lower outside consulting spend and $0.3 million of lower recruiting spend.

Technology-related costs

Technology-related costs increased by $1.5 million, or 34.0%, to $6.0 million for the three months ended March 31, 2023, as compared to $4.5 million for the same period in 2022. The increase was primarily driven by $1.3 million of technology costs due to a full quarter impact of Engine in the three months ended March 31, 2023, software licenses and subscriptions of $0.2 million and costs related to other technology services of $0.1 million, which was partially offset by a decrease in depreciation and amortization related to equipment and software of $0.1 million.

Other operating expenses

Other operating expenses decreased by $1.8 million, or 16.5%, to $9.0 million for the three months ended March 31, 2023, as compared to $10.8 million for the same period in 2022. The decrease was primarily driven by a reduction in costs related to legal matters of $1.4 million and a reduction in expenses related to processing of transactions in our consumer business of $2.8 million, which was partially offset by an increase of $2.0 million of intangible amortization expenses attributable to the Engine Acquisition.

Our other (expense) income consists of the following:

Interest expense

Interest expense increased by $1.3 million, or 21.7%, to $7.5 million for the three months ended March 31, 2023, as compared to $6.2 million for the same period in 2022. This increase resulted from an increase in interest rate on variable rate debt and an increase in the average debt outstanding during the three months ended March 31, 2023 compared to the same period in 2022. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was an expense of $0.1 million for the three months ended March 31, 2023, as compared to a benefit of $3.9 million for the same period in 2022. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of contingent consideration from mergers and acquisitions

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $0.2 million for the three months ended March 31, 2023, as compared to an expense $4.7 million for the same period in 2022. The reduction in activity was mainly driven by the settlement of contingencies related to the contingent consideration that were unsettled during the three months ended March 31, 2022.

Other income (expense)

Other income (expense) increased by $2.6 million to other income of $1.6 million for the three months ended March 31, 2023, as compared to other expense of $0.9 million for the same period in 2022. The increase in other income (expense) was driven by interest income from interest bearing deposit accounts that were not in place during the three months ended March 31, 2022 and the losses on extinguishment of debt during the three months ended March 31, 2022.

Income tax (benefit) expense

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the tax activity recorded during the three months ended March 31, 2023.

Non-GAAP Measures

In addition to net income (loss), which is a measure presented in accordance with U.S. GAAP, management believes that Adjusted EBITDA provides relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance. Adjusted EBITDA is a supplemental measure of MoneyLion’s performance that is neither required by nor presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as a substitute for U.S. GAAP metrics such as net income (loss) or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

We define Adjusted EBITDA as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrant liability, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, stock-based compensation and one-time expenses less origination financing cost of capital. We believe that Adjusted EBITDA provides a meaningful understanding of an aspect of profitability based on our current product portfolio. In addition, Adjusted EBITDA is useful to an investor in evaluating our performance because it:

•
is a measure widely used by investors to measure a company’s operating performance;
•
is a metric used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•
is used by our management for various purposes, including as measures of performance and as a basis for strategic planning and forecasting.

Historically, in addition to total revenue, net and gross profit, which are measures presented in accordance with U.S. GAAP, we also presented Adjusted Revenue and Adjusted Gross Profit. In particular, we presented Adjusted Revenue in order to provide an understanding of revenue from ongoing products and revenue for comparability purposes, and we presented Adjusted Gross Profit in order to provide an understanding of an aspect of profitability based on our current product portfolio. During the quarter, we determined that Adjusted Revenue was no longer a key performance metric that we use to measure revenue and evaluate our business performance. As a result, we will no longer be presenting Adjusted Revenue for subsequent quarters. In addition, we determined that Adjusted Gross Profit was no longer a key performance metric that we use to measure profitability and evaluate our business performance. As a result, we will no longer be presenting Adjusted Gross Profit for subsequent quarters.

The reconciliation of total revenue, net to Adjusted Revenue for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Total revenues, net	$93,669	$69,714
Add back:
Amortization of loan origination costs[1]	248	324
Less:
Provision for credit losses on receivables - subscription receivables[2]	(736)	(1,541)
Provision for credit losses on receivables - fees receivables[3]	(4,174)	(2,001)
Revenue derived from products that have been phased out[4]	(1)	(20)
Adjusted Revenue	$89,006	$66,477

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
(4)
Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and service and subscription fees, respectively. Revenue from unsecured personal loans was $0.0 million for the three months ended March 31, 2023 and 2022.

Adjusted Revenue is further broken down into the following categories:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Consumer	$60,703	$45,724
Enterprise	28,303	20,753
Adjusted Revenue	$89,006	$66,477

The reconciliation of gross profit, which is prepared in accordance with U.S. GAAP, to Adjusted Gross Profit for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Total revenue, net	$93,669	$69,714
Less:
Cost of Sales
Direct costs	(29,802)	(21,204)
Provision for credit losses on receivables - subscription receivables[1]	(736)	(1,541)
Provision for credit losses on receivables - fees receivables[2]	(4,174)	(2,001)
Technology related costs	(3,274)	(2,461)
Professional services	(1,357)	(1,056)
Compensation and benefits	(2,542)	(1,014)
Other operating expenses	(130)	(104)
Gross Profit	$51,654	$40,333
Less:
Revenue derived from products that have been phased out[3]	(1)	(20)
Adjusted Gross Profit	$51,653	$40,314

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
(3)
Revenue derived from products that have been phased out includes net interest income and fees related to unsecured personal loans, which are included within net interest income from finance receivables and service and subscription fees, respectively. Revenue from unsecured personal loans was $0.0 million for the three months ended March 31, 2023 and 2022.

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted EBITDA for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,217)	$(9,978)
Add back:
Interest related to corporate debt[1]	3,560	1,387
Income tax benefit	(24)	(28,417)
Depreciation and amortization expense	6,184	3,421
Changes in fair value of warrant liability	149	(3,910)
Change in fair value of contingent consideration from mergers and acquisitions	(246)	4,660
Stock-based compensation expense	5,705	3,268
One-time expenses[2]	1,185	4,777
Adjusted EBITDA	$7,296	$(24,792)

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

Changes in Financial Condition to March 31, 2023 from December 31, 2022

	March 31,	December 31,	Change
	2023	2022	$	%
Assets
Cash and restricted cash	$110,756	$153,709	$(42,953)	-27.9%
Consumer receivables	176,211	169,976	6,235	3.7%
Allowance for credit losses on consumer receivables	(27,473)	(24,841)	(2,632)	10.6%
Consumer receivables, net	148,738	145,135	3,603	2.5%
Enterprise receivables, net	22,961	19,017	3,944	20.7%
Property and equipment, net	2,682	2,976	(294)	-9.9%
Goodwill and intangible assets, net	216,115	220,847	(4,732)	-2.1%
Other assets	55,907	54,658	1,249	2.3%
Total assets	$557,159	$596,342	$(39,183)	-6.6%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	208,376	232,011	(23,635)	-10.2%
Accounts payable and accrued liabilities	50,294	58,129	(7,835)	-13.5%
Warrant liability	486	337	149	44.2%
Other liabilities	29,184	33,496	(4,312)	-12.9%
Total liabilities	288,340	323,973	(35,633)	-11.0%
Series A Preferred Stock	173,328	173,208	120	0.1%
Stockholders' equity:
Common Stock	1	1	-	0.0%
Additional paid-in capital	771,881	766,839	5,042	0.7%
Accumulated deficit	(666,691)	(657,979)	(8,712)	1.3%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	95,491	99,161	(3,670)	-3.7%
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$557,159	$596,342	$(39,183)	-6.6%

Assets

Cash and restricted cash

Cash and restricted cash decreased by $43.0 million, or 27.9%, to $110.8 million as of March 31, 2023, as compared to $153.7 million as of December 31, 2022. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $3.6 million, or 2.5%, to $148.7 million as of March 31, 2023, as compared to $145.1 million as of December 31, 2022. The increase was primarily attributable to an increase in Instacash receivables, net of increases in the related allowance for Instacash receivable credit losses.

Enterprise receivables, net

Enterprise receivables, net increased by $3.9 million, or 20.7%, to $23.0 million as of March 31, 2023, as compared to $19.0 million as of December 31, 2022. This increase was primarily attributable to certain delays in billing collections as we converted to new banking partners and rebranded the Engine business.

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased by $4.7 million, or 2.1%, to $216.1 million as of March 31, 2023, as compared to $220.8 million as of December 31, 2022. This decrease was primarily attributable to amortization of customer relationship and trade name intangibles from mergers and acquisitions.

Other assets

Other assets increased by $1.2 million, or 2.3%, to $55.9 million as of March 31, 2023, as compared to $54.7 million as of December 31, 2022. The increase was primarily driven by increases in receivables from payment processors, which were partially offset by declines in prepaid expenses and operating lease right-of-use assets.

Liabilities

Debt agreements

Debt agreements decreased by $23.6 million, or 10.2%, to $208.4 million as of March 31, 2023, as compared to $232.0 million as of December 31, 2022. The decrease was due to optional principal payments made on the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility during the three months ended March 31, 2023.

Accounts payable and accrued expenses

Accounts payable and accrued expenses decreased by $7.8 million, or 13.5%, to $50.3 million as of March 31, 2023, as compared to $58.1 million as of December 31, 2022. The decrease was primarily attributable to annual bonuses paid and lower litigation during the three months ending March 31, 2023, which was offset by an increase related to dividends on the Series A Preferred Stock.

Warrant liability

Warrant liability increased by $0.1 million, or 44.2%, to $0.5 million as of March 31, 2023, as compared to $0.3 million as of December 31, 2022. Refer to the “— Results of Operations for the Three Months Ended March 31, 2023 and 2022” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities decreased by $4.3 million, or 12.9%, to $29.2 million as of March 31, 2023, as compared to $33.5 million as of December 31, 2022. The decrease was primarily attributable to a reduction in contingent consideration liabilities from mergers and acquisitions due to the settlement of contingent consideration during the three months ended March 31, 2023.

Liquidity and Capital Resources

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital needs for at least the next twelve months. Our future financing requirements will depend on several factors, including our growth, the timing and level of spending to support continued development of our platform, the expansion of marketing activities and merger and acquisition activity. In addition, growth of our finance receivables increases our liquidity needs, and any failure to meet those liquidity needs could adversely affect our business. Additional funds may not be available on terms favorable to us or at all. If the Company is unable to generate positive operating cash flows, additional debt and equity financings or refinancing of existing debt financings may be necessary to sustain future operations.

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through special purpose vehicle financings from third-party institutional lenders. As of March 31, 2023, there was an outstanding principal balance of $63.0 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $59.0 million under the ROAR 2 SPV Credit Facility. For more information, see Note 9, “Debt” and Note 8, “Variable Interest Entities” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility, respectively.

The following table presents the Company’s cash, restricted cash and receivable from payment processor as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Cash	$96,756	$115,864
Restricted cash	14,000	37,845
Receivable from payment processor	$35,280	$32,881

Cash Flows

The following table presents net change in cash and restricted cash from operating, investing and financing activities during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$2,680	$(8,651)
Net cash used in investing activities	(21,034)	(42,279)
Net cash (used in) provided by financing activities	(24,599)	53,693
Net change in cash and restricted cash	$(42,953)	$2,763

Operating Activities

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2023 compared to net cash used in operating activities of $8.7 million for the three months ended March 31, 2022. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net loss, of approximately $26.5 million during the three months ended March 31, 2023, which was partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities was $21.0 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $42.3 million for the three months ended March 31, 2022. The decrease in net cash used in investing activities was primarily related to $18.6 million spent on the Engine Acquisition, net of cash received, during the three months ended March 31, 2022 and a reduction in net originations and collections of finance receivables during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Financing Activities

Net cash used in financing activities was $24.6 million for the three months ended March 31, 2023 compared to net cash provided by financing activities of $53.7 million for the three months ended March 31, 2022. The increase in cash used in financing activities was primarily attributable to the approximately $79.3 million in new financing during the three months ended March 31, 2022 compared to no new financing during the three months ended March 31, 2023.

Financing Arrangements

Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of March 31, 2023:

	Total	Remainder of 2023	2024 – 2025	2026 – 2027	Thereafter
Monroe Term Loans	90,000	20,000	—	70,000	—
ROAR 1 SPV Credit Facility	63,000	—	63,000	—	—
ROAR 2 SPV Credit Facility	59,000	—	59,000	—	—
Operating lease obligations	11,209	2,483	5,786	2,172	768
Vendor unconditional purchase obligations	33,750	—	16,750	17,000	—
Total	$256,959	$22,483	$144,536	$89,172	$768

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part I, Item 1 “Financial Statements — Debt” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At March 31, 2023, the Company did not have any material off-balance sheet arrangements.

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

The Monroe Term Loans, and future funding arrangements may, bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of March 31, 2023, would result in an approximately $0.9 million impact to annual interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weaknesses described above, as of March 31, 2023, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our ongoing remediation efforts.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact our business, financial condition, operating results and cash flows. See “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

We have determined, based on our current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described below, would not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2023, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to our business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

CFPB Litigation

On September 29, 2022, the Consumer Financial Protection Bureau (the "CFPB") initiated a civil action in the United States District Court for the Southern District of New York against MoneyLion Technologies Inc., ML Plus LLC and our 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, we moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. The motion has been fully briefed and a decision is pending. We continue to believe the CFPB’s claims are meritless and are vigorously defending the lawsuit. Nonetheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on our business, financial condition or results of operations.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than as set forth below. In addition, we may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our securities.

On April 24, 2023, we effected a 1-for-30 Reverse Stock Split of the Class A Common Stock, along with a corresponding proportionate reduction in the number of authorized shares of Class A Common Stock, in order to increase the per share market price of the Class A Common Stock to meet the minimum per share price requirement for continued listing on the NYSE. There can be no assurance that we will be able to continue to comply with the NYSE's minimum per share price requirement or other continued listing standards in the future. If we fail to satisfy the continued listing requirements of the NYSE, the NYSE may take steps to delist our securities. In the event the Class A Common Stock is delisted from the NYSE, such a delisting would likely have a negative effect on the price of our securities, including the Class A Common Stock, and would impair your ability to sell or purchase our securities when you wish to do so. In addition, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with the NYSE’s listing requirements.

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

The ultimate effect of the Reverse Stock Split on the market price of our Class A Common Stock cannot be predicted with any certainty and may decrease the liquidity of our Class A Common Stock and magnify any decrease in our overall market capitalization.

The ultimate effect of the Reverse Stock Split on the market price of our Class A Common Stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the expected benefits for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of Class A Common Stock will proportionally increase the market price of our Class A Common Stock, we cannot assure you that the Reverse Stock Split will increase the market price of our Class A Common Stock by a multiple of the Reverse Stock Split ratio or result in any permanent or sustained increase in the market price of our Common Stock. The market price of our Class A Common Stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

In addition, the Reverse Stock Split also reduced the total number of outstanding shares of Class A Common Stock, which may lead to reduced trading and a smaller number of market makers for our Class A Common Stock. As a result of a lower number of shares outstanding, the market for our Class A Common Stock may also become more volatile. The Reverse Stock Split also increased the number of stockholders who own “odd lots” of less than 100 shares of Class A Common Stock. A purchase or sale of less than 100 shares of Class A Common Stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of Class A Common Stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their Class A Common Stock.

Finally, the decline in the per share price of our Class A Common Stock and the decline in our overall market capitalization may be greater following the Reverse Stock Split than would have occurred in the absence of a Reverse Stock Split. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of Class A Common Stock outstanding following the Reverse Stock Split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2023, in connection with MoneyLion’s prior acquisition of Even Financial Inc., MoneyLion issued 46,080 restricted shares of Series A Preferred Stock to Broadhaven Securities, LLC, as advisors of Even Financial Inc., which shares were previously subject to the indemnification escrow provisions of the Amended and Restated Agreement and Plan of Merger governing the Engine Acquisition. For more information regarding the Series A Preferred Stock, including the terms of conversion, see Part I, Item 1 “Financial Statements — Common and Preferred Stock.”

On March 14, 2023, in connection with MoneyLion’s prior acquisition of MALKA, MoneyLion issued 110,925 restricted shares of Class A Common Stock in aggregate to Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former shareholders of MALKA, pursuant to the make-whole provisions of the Membership Interest Purchase Agreement governing the MALKA Acquisition.

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
3.1

Fourth Amended and Restated Certificate of Incorporation of MoneyLion Inc. (incorporated by reference to Exhibit 3.1 to MoneyLion Inc.'s Registration Statement on Form S-1 (File 333-260254), filed with the SEC on October 14, 2021).

3.1.1

Certificate of Amendment to the MoneyLion Inc. Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to MoneyLion Inc.'s Current Report on Form 8-K (File 001-39346), filed with the SEC on April 24, 2023).

10.1*†

Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, by and among MoneyLion Technologies Inc., as borrower, the various financial institutions party thereto, as lenders, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders.

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

† Certain schedules and exhibits to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5), or certain portions of this exhibit have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONEYLION INC.

Date: May 9, 2023	By:	/s/ Richard Correia
Richard Correia President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 9, 2023	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)