Form 10-Q
period 2023-06-30
MONEYLION INC.
filed 2023-08-08
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39346

MoneyLion Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0849243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 West 21st Street, 9th Floor New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(212) 300-9865

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ML	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for 1/30th of one share of Class A common stock	ML WS	The New York Stock Exchange

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

There were 10,165,563 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of August 2, 2023.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2023

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

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A Common Stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. Furthermore, proportionate adjustments were made to the conversion factor at which the Company’s previously outstanding Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), converted to Class A Common Stock. The total number of shares of preferred stock of the Company authorized for issuance remained at 200,000,000. Stockholders who would have been entitled to receive fractional shares as a result of the Reverse Stock Split were instead entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder was otherwise entitled multiplied by the closing price per share of the Class A Common Stock on the NYSE on the effective date of the Reverse Stock Split.

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

•
MoneyLion’s ability to maintain the listing of its Class A Common Stock and its publicly traded warrants to purchase Class A Common Stock (the “Public Warrants”) on the NYSE and any volatility in the market price of MoneyLion’s securities; and

•
other factors detailed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, any other risk factors set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2022, our consolidated financial statements and the related notes presented in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and the other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Cash	$96,739	$115,864
Restricted cash, including amounts held by variable interest entities (VIEs) of $3,604 and $36,235	5,435	37,845
Consumer receivables	188,370	169,976
Allowance for credit losses on consumer receivables	(31,755)	(24,841)
Consumer receivables, net, including amounts held by VIEs of $130,213 and $113,963	156,615	145,135
Enterprise receivables, net	21,253	19,017
Property and equipment, net	2,348	2,976
Intangible assets, net	185,253	194,247
Goodwill	—	26,600
Other assets	50,297	54,658
Total assets	$517,940	$596,342
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Liabilities:
Secured loans, net	$84,141	$88,617
Accounts payable and accrued liabilities	42,810	58,129
Warrant liability	324	337
Other debt, net, including amounts held by VIEs of $119,906 and $143,394	119,906	143,394
Other liabilities	17,094	33,496
Total liabilities	264,275	323,973
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 45,000,000 shares authorized as of June 30, 2023 and December 31, 2022, 0 and 25,655,579 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	173,208
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 66,666,666 shares authorized as of June 30, 2023 and December 31, 2022, 10,168,008 and 10,135,675 issued and outstanding, respectively, as of June 30, 2023 and 8,619,678 and 8,587,345 issued and outstanding, respectively, as of December 31, 2022(1)	1	1
Additional paid-in capital	957,778	766,839
Accumulated deficit	(694,414)	(657,979)
Treasury stock at cost, 32,333 shares at June 30, 2023 and December 31, 2022(1)	(9,700)	(9,700)
Total stockholders' equity	253,665	99,161
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$517,940	$596,342

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Service and subscription revenue	$103,237	$84,823	$193,978	$151,969
Net interest income on loan receivables	3,304	2,517	6,232	5,085
Total revenue, net	106,541	87,340	200,210	157,054
Operating expenses
Provision for credit losses on consumer receivables	25,562	26,981	42,073	50,025
Compensation and benefits	22,572	26,498	46,980	48,541
Marketing	6,549	9,477	12,941	20,893
Direct costs	32,230	29,386	62,032	50,590
Professional services	4,518	6,652	9,517	13,940
Technology-related costs	5,611	5,409	11,649	9,914
Other operating expenses	11,219	9,842	20,214	20,611
Total operating expenses	108,261	114,245	205,406	214,514
Net loss before other (expense) income and income taxes	(1,720)	(26,905)	(5,196)	(57,460)
Interest expense	(7,330)	(7,584)	(14,841)	(13,758)
Change in fair value of warrant liability	162	2,951	13	6,861
Change in fair value of contingent consideration from mergers and acquisitions	6,367	8,480	6,613	3,820
Goodwill impairment loss	(26,721)	—	(26,721)	—
Other income (expense)	1,257	9	2,906	(907)
Net loss before income taxes	(27,985)	(23,049)	(37,226)	(61,444)
Income tax (benefit) expense	(262)	16	(286)	(28,401)
Net loss	(27,723)	(23,065)	(36,940)	(33,043)
Reversal of previously accrued / (accrued) dividends on preferred stock	2,667	(2,176)	690	(3,204)
Net loss attributable to common shareholders	$(25,056)	$(25,241)	$(36,250)	$(36,247)

Net loss per share, basic and diluted(1)	$(2.71)	$(3.20)	$(4.05)	$(4.66)
Weighted average shares used in computing net loss per share, basic and diluted(1)	9,234,238	7,877,106	8,944,836	7,784,688

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at April 1, 2023	25,701,595	$173,328	8,799,069	$1	$771,881	$(666,691)	$(9,700)	$95,491
Stock-based compensation	—	—	—	—	5,250	—	—	5,250
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	72,128	—	(183)	—	—	(183)
Issuance of options and preferred stock in connection with Engine Acquisition and the related contingent consideration, net of working capital adjustments	4,354,092	1,440	23,453	—	304	—	—	304
Voluntary conversion of preferred stock to common stock	(6,634)	(45)	228	—	45	—	—	45
Reversal of previously accrued dividends on preferred stock	—	—	—	—	2,667	—	—	2,667
Settlement of accrued dividends on preferred stock	—	—	229,605	—	2,976	—	—	2,976
Automatic conversion of redeemable convertible preferred stock (Series A)	(30,049,053)	(174,723)	1,012,093	—	174,849	—	—	174,849
Other	—	—	(901)	—	(11)	—	—	(11)
Net loss	—	—	—	—	—	(27,723)	—	(27,723)
Balances at June 30, 2023	—	$—	10,135,675	$1	$957,778	$(694,414)	$(9,700)	$253,665

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares(1)	Amount(1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2023	25,655,579	$173,208	8,587,345	$1	$766,839	$(657,979)	$(9,700)	$99,161
Stock-based compensation	—	—	—	—	10,955	—	—	10,955
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	172,925	—	(782)	—	—	(782)
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	110,925	—	1,914	—	—	1,914
Issuance of equity in connection with Engine Acquisition and the related contingent consideration, net of working capital adjustments	4,400,172	1,560	23,453	—	304	—	—	304
Voluntary conversion of preferred stock to common stock	(6,698)	(45)	230	—	45	—	—	45
Reversal of previously accrued dividends on preferred stock	—	—	—	—	690	—	—	690
Settlement of accrued dividends on preferred stock	—	—	229,605	—	2,976	—	—	2,976
Automatic conversion of redeemable convertible preferred stock (Series A)	(30,049,053)	(174,723)	1,012,093	—	174,849	—	—	174,849
Other	—	—	(901)	—	(12)	505	—	493
Net loss	—	—	—	—	—	(36,940)	—	(36,940)
Balances at June 30, 2023	—	$—	10,135,675	$1	$957,778	$(694,414)	$(9,700)	$253,665

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares (1)	Amount	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at April 1, 2022	28,693,931	$193,647	7,851,667	$1	$722,071	$(478,891)	$(9,700)	$233,481
Stock-based compensation	—	—	—	—	5,248	—	—	5,248
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	50,749	—	356	—	—	356
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	162,611	—	6,440	—	—	6,440
Issuance of options and preferred stock in connection with Engine Acquisition, net of working capital adjustments	—	—	—	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(2,176)	—	—	(2,176)
Other	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(23,065)	—	(23,065)
Balances at June 30, 2022	28,693,931	$193,647	8,065,027	$1	$731,939	$(501,956)	$(9,700)	$220,284

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares(1)	Amount(1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2022	—	$—	7,682,748	$1	$701,256	$(469,873)	$(9,700)	$221,684
Stock-based compensation	—	—	—	—	8,516	—	—	8,516
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	80,745	—	777	—	—	777
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	301,534	—	16,718	—	—	16,718
Issuance of options and preferred stock in connection with Engine Acquisition, net of working capital adjustments	28,693,931	193,647	—	—	8,963	—	—	8,963
Accrued dividends on preferred stock	—	—	—	—	(3,204)	—	—	(3,204)
Other	—	—	—	—	(1,087)	960	—	(127)
Net loss	—	—	—	—	—	(33,043)	—	(33,043)
Balances at June 30, 2022	28,693,931	$193,647	8,065,027	$1	$731,939	$(501,956)	$(9,700)	$220,284

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net loss	$(27,723)	$(23,065)	$(36,940)	$(33,043)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for losses on receivables	25,562	26,981	42,073	50,025
Depreciation and amortization expense	6,113	6,006	12,297	9,427
Change in deferred fees and costs, net	782	446	1,398	705
Change in fair value of warrants	(162)	(2,951)	(13)	(6,861)
Change in fair value of contingent consideration from mergers and acquisitions	(6,367)	(8,480)	(6,613)	(3,820)
Gains on foreign currency translation	(171)	(87)	(178)	(58)
Expenses related to debt modification and prepayments	—	—	—	730
Goodwill impairment loss	26,721	—	26,721	—
Stock compensation expense	5,250	5,248	10,955	8,516
Deferred income taxes	(400)	—	(493)	(28,442)
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(211)	3	(238)	(31)
Enterprise receivables, net	1,708	(3,310)	(2,422)	(1,652)
Other assets	5,610	(3,686)	4,360	(3,020)
Accounts payable and accrued liabilities	1,156	3,193	(8,649)	843
Other liabilities	(2,505)	(1,157)	(4,215)	(2,829)
Net cash provided by (used in) operating activities	35,363	(859)	38,043	(9,510)
Cash flows from investing activities:
Net originations and collections of finance receivables	(33,185)	(29,075)	(52,832)	(51,947)
Purchase of property and equipment and software development	(1,638)	(2,189)	(2,675)	(3,012)
Acquisition of Engine, net of cash acquired	—	—	—	(18,584)
Settlement of contingent consideration related to mergers and acquisitions	(766)	—	(1,116)	—
Net cash used in investing activities	(35,589)	(31,264)	(56,623)	(73,543)
Cash flows from financing activities:
Repayments to secured/senior lenders	(5,000)	—	(5,000)	(24,028)
Fees related to debt prepayment	—	—	—	(375)
Net (repayments to) proceeds from special purpose vehicle credit facilities	—	—	(24,000)	10,000
Borrowings from secured lenders	—	—	—	69,300
Payment of deferred financing costs	(154)	—	(154)	(1,625)
Payments related to the automatic conversion of redeemable convertible preferred stock (Series A) in lieu of fractional shares of common stock and dividends on preferred stock	(3,007)	—	(3,007)	—
(Payments) proceeds related to issuance of common stock related to exercise of stock options and warrants, net of tax withholdings related to vesting of stock-based compensation	(183)	356	(782)	777
Other	(12)	—	(12)	—
Net cash (used in) provided by financing activities	(8,356)	356	(32,955)	54,049
Net change in cash and restricted cash	(8,582)	(31,767)	(51,535)	(29,004)
Cash and restricted cash, beginning of period	110,756	248,987	153,709	246,224
Cash and restricted cash, end of period	$102,174	$217,220	$102,174	$217,220

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,043	$7,272	$14,508	$12,262

Supplemental disclosure of non-cash investing and financing activities:
Voluntary conversion of preferred stock to common stock	$45	$—	$45	$—
Automatic conversion of redeemable convertible preferred stock (Series A) to common stock	$174,849	$—	$174,849	$—
Reversal of previously accrued / (accrued) dividends on preferred stock	$2,667	$(2,176)	$690	$(3,204)
Issuance of common stock to settle accrued dividends on preferred stock and Preferred Stock Equivalents	$3,280	$—	$3,280	$—
Equity issued as consideration for mergers and acquisitions	$1,744	$—	$1,864	$202,610
Equity issued as settlement of contingent consideration related to Malka Acquisition	$1	$6,440	$1,914	$16,718
Equity issued as settlement of contingent consideration related to Engine Acquisition	$1,440	$—	$1,440	$—
Contingent consideration issued related to mergers and acquisitions	$—	$—	$—	$45,336
Lease liabilities incurred in exchange for operating right-of-use assets	$—	$990	$—	$7,568

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

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive loss; therefore, there is no difference between net loss and comprehensive loss for the three and six months ended June 30, 2023 and 2022.

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

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A Common Stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. Furthermore, proportionate adjustments were made to the conversion factor at which the Company’s previously outstanding Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), were converted to Class A Common Stock. The total number of shares of preferred stock of the Company authorized for issuance remained at 200,000,000. Stockholders who would have been entitled to receive fractional shares as a result of the Reverse Stock Split were instead entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder was otherwise entitled multiplied by the closing price per share of the Class A Common Stock on the NYSE on the effective date of the Reverse Stock Split.

The effects of the Reverse Stock Split have been reflected in these consolidated financial statements and the accompanying footnotes for all periods presented, which includes adjusting the description of any activity that may have been transacted on a pre-Reverse Stock Split basis.

Receivable Funding—The Company's primary source of funding for originated receivables is special purpose vehicle financings from third-party institutional lenders. For more information, Note 8, “Debt” and Note 7, “Variable Interest Entities” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility (each as defined in Company’s Annual Report on Form 10-K for the year ended December 31, 2022) and VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility, respectively.

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

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consumer revenues
Service and subscription fees	$66,268	$50,768	$128,706	$97,162
Net interest income on finance receivables	3,304	2,517	6,232	5,085
Total consumer revenues	69,572	53,285	134,938	102,247
Enterprise service revenues	36,969	34,055	65,272	54,807
Total revenue, net	$106,541	$87,340	$200,210	$157,054

Allowance for Losses on Receivables—An allowance for losses on consumer receivables is established to provide for current expected credit losses in the Company’s consumer receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of many factors, including changes in the nature, volume, and risk characteristics of the consumer receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the consumer’s ability to pay. The allowance is developed on a general basis and each period management assesses each product type by origination cohort in order to determine the forecasted performance of those cohorts and arrive at an appropriate allowance rate for that period. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

The Company’s charge-off policy is to charge-off finance receivables for loans and related accrued interest receivables, net of expected recoveries, in the month in which the account becomes 90 days contractually past due and charge-off finance receivables for Instacash advances and related fee receivables in the month in which the account becomes 90 days past due effective January 1, 2023 and 60 days past due prior to January 1, 2023. If an account is deemed to be uncollectable prior to this date, the Company will charge-off the receivable in the month it is deemed uncollectable.

The Company determines the past due status using the contractual terms of the finance receivables. This is the credit quality indicator used to evaluate the required allowance for losses on finance receivables for each portfolio of products.

An allowance for losses on service and subscription fee receivables is established to provide for current expected credit losses in the Company’s service and subscription fee receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of historical charge-offs and recoveries on these receivables, as well as certain qualitative factors including current economic conditions that may affect the customers’ ability to pay.

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

The Company has no assets measured at fair value on a recurring or non-recurring basis as of June 30, 2023 nor December 31, 2022. Liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are the Private Placement Warrants (as defined herein) and contingent consideration related to mergers and acquisitions, which are further described in Note 13, "Stock Warrants," and Note 16, "Mergers and Acquisitions," respectively. The Company has no liabilities measured at fair value on a non-recurring basis as of June 30, 2023 nor December 31, 2022. There have been no transfers between levels during the six months ended June 30, 2023 and 2022.

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

Goodwill—The Company performs goodwill impairment testing annually on the last day of the fiscal year or more frequently if indicators of potential impairment exist. A potential impairment indicator was identified on each of June 30, 2022, September 30, 2022, December 31, 2022 and June 30, 2023 due to a decline in the price of the Class A Common Stock and the Company's related market capitalization and, as such, the Company performed a goodwill impairment test as of June 30, 2022, September 30, 2022, December 31, 2022 and June 30, 2023. The goodwill impairment test is performed at the consolidated company level since the Company represents one reporting unit.

The Company first evaluates whether it is more likely than not that the fair value of the reporting unit has fallen below its carrying amount. No indicators of fair value falling below the reporting unit carrying amount were noted on a quantitative or qualitative basis during the June 30, 2022 assessment nor the September 30, 2022 assessment.

The June 30, 2022 and September 30, 2022 assessments indicated that the fair value of the reporting unit exceeded the reporting unit's carrying value. The fair value of the reporting unit was calculated by valuing the Class A Common Stock and the Company's Series A Preferred Stock, primarily based on the Class A Common Stock price per share. The calculation of fair value also includes an estimated control premium based on consultation between the Company's management and third-party valuation specialists.

The December 31, 2022 assessment indicated that the carrying value of the reporting unit exceeded the reporting unit's fair value, resulting in a goodwill impairment loss of $136,760, which also represents the accumulated impairment losses related to goodwill as of December 31, 2022. Determining the fair value of the reporting unit required the use of estimates and the exercise of significant judgment, which are inherently subjective in nature. For quantitative goodwill impairment testing, the fair value of the reporting unit was calculated using a blend of a discounted cash flow method and a guideline public company method.

The discounted cash flow method calculation estimates the future cash flows from the reporting unit using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for the reporting unit in the Company's December 31, 2022 impairment analysis was 30.5%, and the Company applied a terminal year long-term growth rate of 3.0%.

The guideline public company method utilized the Company's historical and forecasted revenue to enterprise value ratio to determine revenue multiples to calculate the enterprise value of the reporting unit. The guideline public company method also includes an estimated control premium based on consultation between the Company's management and third-party valuation specialists.

The June 30, 2023 assessment indicated that the carrying value of the reporting unit exceeded the reporting unit's fair value, resulting in a goodwill impairment loss of $26,721, which in turn resulted in a full impairment of goodwill. Determining the fair value of the reporting unit required the use of estimates and the exercise of significant judgment, which are inherently subjective in nature. For quantitative goodwill impairment testing, the fair value of the reporting unit was calculated by valuing the Class A Common Stock based on the Class A Common Stock price per share. The calculation of fair value also included an estimated control premium based on consultation between the Company's management and third-party valuation specialists.

Intangible Assets—The Company’s intangible assets are made up of internal use software and acquired proprietary technology, customer relationships and trade names. The Company capitalizes qualifying internal use software development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs incurred during the application development stage internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of five years. Costs related to preliminary project activities and post-implementation operation activities, including training and maintenance, are expensed as incurred.

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

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, along with subsequent related ASUs, creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of operations as the amounts expected to be collected change. The Company adopted ASU 2016-13 and the related subsequent ASUs effective January 1, 2023, and applied the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. Upon adoption, the Company increased consumer receivables, net by $692, decreased enterprise receivables, net by $187 and reduced accumulated deficit by $505. The adoption of the new guidance did not impact the Company’s unaudited consolidated interim statements of operations or cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting and subsequently issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions in which the reference London Interbank Offered Rate (“LIBOR”) or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. These ASUs are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022 and the expedients are available through December 31, 2024. Early adoption is permitted. The Company has no significant contracts based on LIBOR as of June 30, 2023. As such, the Company currently does not intend to elect the optional expedients and exceptions.

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

The Company’s policy is to suspend recognition of interest income on secured personal loans and place the secured personal loan on nonaccrual status when the account is more than 60 days past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due. Any accrued interest receivable that becomes 90 days past due on a contractual basis is charged-off by reversing net interest income on loan receivables. Net charge-offs of accrued interest income were $366 and $498 for the three months ended June 30, 2023 and 2022 and $673 and $1,046 for the six months ended June 30, 2023 and 2022.

Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash earned wage access product. Subscription receivables represent the amounts billed to customers for subscription services.

The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or Instacash advance terms though no direct correlation between charge-off rates and these factors has been identified in the Company's analysis. When assessing provision for losses on consumer receivables, the Company takes into account the composition and delinquency status of the outstanding consumer receivables and the related forecasted principal loss rates based on recent historical experience. Recent historical loss rates are updated on a quarterly basis. Charge-offs of consumer receivable balances occur after becoming ninety days past contractually due unless specific circumstances are identified on an individual or group of receivables that indicate charge-off is not appropriate. The level of exceptions to charge-offs occurring once ninety days past due is not material. Consumer receivable charge-offs typically occur within one year of origination. The tables below show consumer receivables balances as of June 30, 2023 and December 31, 2022 and the consumer receivables activity, charge-off rates and aging by product for the three and six months ended June 30, 2023 and 2022.

Consumer receivables consisted of the following:

	June 30,	December 31,
	2023	2022
Loan receivables	$77,433	$73,451
Instacash receivables	92,972	77,688
Finance receivables	170,405	151,139
Fees receivable	13,286	14,019
Subscription receivables	3,250	3,419
Deferred loan origination costs	123	331
Accrued interest receivable	1,306	1,068
Consumer receivables, before allowance for credit losses	$188,370	$169,976

Changes in the allowance for losses on loan receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$5,791	$6,240	$5,784	$6,494
Provision for credit losses on receivables	2,083	3,305	3,603	6,101
Loan receivables charged off	(2,568)	(4,127)	(6,757)	(14,585)
Recoveries	943	339	3,619	7,747
Ending balance	$6,249	$5,757	$6,249	$5,757

Changes in the allowance for losses on Instacash receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$19,686	$15,198	$23,240	$15,131
Provision for credit losses on receivables	18,421	20,251	28,502	36,957
Instacash receivables charged off	(19,770)	(24,179)	(39,598)	(46,679)
Recoveries	3,974	5,131	10,167	10,992
Ending balance	$22,311	$16,401	$22,311	$16,401

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$1,018	$492	$908	$420
Provision for credit losses on receivables	3,869	2,204	8,043	4,205
Fees receivable charged off	(3,300)	(2,777)	(8,125)	(5,485)
Recoveries	513	629	1,274	1,408
Ending balance	$2,100	$548	$2,100	$548

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$978	$361	$1,292	$278
Provision for credit losses on receivables	1,189	1,221	1,925	2,762
Subscription receivables charged off	(1,365)	(1,321)	(2,721)	(2,939)
Recoveries	293	157	599	317
Ending balance	$1,095	$418	$1,095	$418

The following is an assessment of the repayment performance of loan receivables as of June 30, 2023 and December 31, 2022 and presents the contractual delinquency of the loan receivables portfolio:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$67,431	87.1%	$63,578	86.6%

Delinquency:
31 to 60 days	5,836	7.5%	5,579	7.6%
61 to 90 days	4,166	5.4%	4,294	5.8%
Total delinquency	10,002	12.9%	9,873	13.4%
Loan receivables before allowance for credit losses	$77,433	100.0%	$73,451	100.0%

Loan receivables that are 61 to 90 days contractually past due are placed on non-accrual status.

The following is an assessment of the repayment performance of Instacash receivables as of June 30, 2023 and December 31, 2022 and presents the contractual delinquency of the Instacash receivables portfolio:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$76,892	82.7%	$70,003	90.1%

Delinquency:
31 to 60 days	9,137	9.8%	7,685	9.9%
61 to 90 days	6,944	7.5%	—	0.0%
Total delinquency	16,080	17.3%	7,685	9.9%
Instacash receivables before allowance for credit losses	$92,972	100.0%	$77,688	100.0%

The following is an assessment of the repayment performance of fees receivable as of June 30, 2023 and December 31, 2022 and presents the contractual delinquency of the fees receivable portfolio:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$10,804	81.4%	$10,645	75.9%

Delinquency:
31 to 60 days	1,386	10.4%	3,374	24.1%
61 to 90 days	1,096	8.2%	—	0.0%
Total delinquency	2,482	18.6%	3,374	24.1%
Fees receivable before allowance for credit losses	$13,286	100.0%	$14,019	100.0%

The following is an assessment of the repayment performance of subscription receivables as of June 30, 2023 and December 31, 2022 and presents the contractual delinquency of the subscription receivables portfolio:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$2,279	70.2%	$2,487	72.8%

Delinquency:
31 to 60 days	567	17.4%	534	15.6%
61 to 90 days	404	12.4%	398	11.6%
Total delinquency	971	29.8%	932	27.2%
Subscription receivables before allowance for credit losses	$3,250	100.0%	$3,419	100.0%

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Leasehold improvements	$1,920	$1,970
Furniture and fixtures	843	853
Computers and equipment	2,267	2,298
	5,030	5,121
Less: accumulated depreciation	(2,682)	(2,145)
Furniture and equipment, net	$2,348	$2,976

Total depreciation expense related to property and equipment was $283 and $257 for the three months ended June 30, 2023 and 2022, respectively, and $587 and $487 for the six months ended June 30, 2023 and 2022, respectively.

5. INTANGIBLE ASSETS

Changes in goodwill were as follows:

	Goodwill Before Impairment	Cumulative Goodwill Impairments	Goodwill
Balance at December 31, 2022	$163,360	$(136,760)	$26,600
Goodwill impairment loss	—	(26,721)	$(26,721)
Other	121	—	121
Balance at June 30, 2023	$163,481	$(163,481)	$—

Intangible assets consisted of the following:

		June 30,	December 31,
	Useful Life	2023	2022
Proprietary technology and capitalized internal-use software	3 - 7 years	$40,053	$41,495
Work in process		1,636	1,812
Customer relationships	10 - 15 years	160,500	160,500
Trade names	9 - 15 years	15,960	16,620
Less: accumulated amortization		(32,896)	(26,180)
Intangible assets, net		$185,253	$194,247

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internally developed software were $1,689 and $2,028 for the three months ended June 30, 2023 and 2022, respectively, and were $2,851 and $2,786 during the six months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023 and 2022, total amortization expense was $5,830 and $5,749, respectively. For the six months ended June 30, 2023 and 2022, total amortization expense was $11,710 and $8,940, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at June 30, 2023 for the years ending:

Remainder of 2023	$11,646
2024	23,245
2025	23,245
2026	23,245
2027	22,674
Thereafter	79,562
$183,617

6. OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2023	2022
Receivable from payment processors	$32,663	$32,881
Prepaid expenses	6,278	8,804
Operating lease right-of-use assets	8,019	9,123
Other	3,337	3,850
Total other assets	$50,297	$54,658

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

8. DEBT

The Company’s debt as of June 30, 2023 and December 31, 2022 is presented below:

	June 30,	December 31,
	2023	2022
Monroe Term Loans	$85,000	$90,000
Unamortized discounts and debt issuance costs	(859)	(1,383)
Total secured loans, net	$84,141	$88,617

ROAR 1 SPV Credit Facility	$63,000	$83,000
ROAR 2 SPV Credit Facility	59,000	63,000
Unamortized discounts and debt issuance costs	(2,094)	(2,606)
Total other debt, net	$119,906	$143,394

For more information regarding debt instruments outstanding as of December 31, 2022, see Note 9, “Debt” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Monroe Term Loans (as defined below) are comprised of term loans with a principal balance of $70.0 million (the "Term A-1 Loans") and term loans with a principal balance of $15.0 million (the "Term A-2 Loans" and together with the Term A-1 Loans, the "Monroe Term Loans"). The interest rate as of June 30, 2023 on the Term A-1 Loans and Term A-2 Loans was 14.26% and 14.00%, respectively.

Amendment to Monroe Term Loans—The Company is party to the Credit Agreement, dated as of March 24, 2022 (as amended by Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, the “Credit Agreement”), by and among certain financial institutions from time to time party thereto (together with their respective successors and permitted assigns, the “Lenders”), as lenders, and Monroe Capital Management Advisors, LLC, a Delaware limited liability company (“Monroe Capital”), as administrative agent and lead arranger. Pursuant to the Credit Agreement, on March 24, 2022, the Company borrowed (a) $70.0 million aggregate principal amount of Term A-1 Loans, with a maturity date of March 24, 2026, and (b) $20.0 million aggregate principal amount of Term A-2 Loans, with a maturity date of May 1, 2023. In addition, $20.0 million aggregate principal amount of delayed draw term loans (the “Term B Loans”) were available to be drawn for a period of 18-months following the closing date, subject to certain conditions set forth in the Credit Agreement.

On April 28, 2023, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) with the Lenders and Monroe Capital in order to extend the maturity date of the Term A-2 Loans and proactively manage the Company's interest expense through the remainder of 2023. Pursuant to Amendment No. 2, the Company, the Lenders and Monroe Capital agreed that the Company would: (i) pay $5.0 million of the outstanding principal balance of the Term A-2 Loans on May 1, 2023, $10.0 million of the outstanding principal balance of the Term A-2 loans on July 15, 2023 and the remaining outstanding principal balance of the Term A-2 Loans in full on October 15, 2023, and (ii) prepay $5.0 million of the outstanding principal balance of the Term A-1 Loans on October 15, 2023, with the remaining outstanding principal balance of the Term A-1 Loans continuing to be due on the original maturity date of March 24, 2026. In addition, the Term B Loans were no longer available to be drawn as of the effective date of Amendment No. 2. The Company was, prior to the entry into Amendment No. 2, in compliance with all of its covenants under the Credit Agreement.

Amendment No. 2 was accounted for as a debt modification. Costs associated with Amendment No. 2 were not material.

9. LEASES

The Company is party to operating leases for all of its offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $785 and $748 for the three months ended June 30, 2023 and 2022, respectively, and $1,581 and $1,368 for the six months ended June 30, 2023 and 2022, respectively. Short-term lease expense, variable lease expense and sublease income were not material for the three and six months ended June 30, 2023.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

June 30, 2023
Remainder of 2023	$1,647
2024	3,095
2025	2,663
2026	1,268
2027	904
Thereafter	768
Total lease payments	10,345
Less: imputed interest	1,883
Lease liabilities	$8,462
Weighted-average remaining lease term (years)	3.8
Weighted-average discount rate	11.8%

10. INCOME TAXES

As of June 30, 2023 and December 31, 2022, the Company maintained a valuation allowance of $90,410 and $84,952, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,500 during the six months ended June 30, 2023 and decreased by approximately $6,800 during the six months ended June 30, 2022.

The effective tax rate differs from the statutory tax rate of 21% due to the effect of stock compensation, accrued dividends on convertible preferred stock, executive compensation, goodwill impairment, other permanent differences and state taxes.

Total U.S. federal and state operating loss carryforwards as of June 30, 2023 and December 31, 2022 were approximately $763,400 and $786,600, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. federal net operating losses of approximately $403,800 carry forward indefinitely.

As of June 30, 2023, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

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

11. COMMON AND PREFERRED STOCK

Class A Common Stock—Each holder of the shares of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote, as provide by the Company’s Certificate of Incorporation. The holders of the shares of Class A Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by the holders of Class A Common Stock must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast present in person or represented by proxy, unless otherwise specified by law, the Company’s Certificate of Incorporation or the Company's Amended and Restated Bylaws (as amended from time to time).

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

Series A Preferred Stock—Prior to the Automatic Conversion Event (as described below), the Company had shares of Series A Preferred Stock outstanding. Holders of the shares of Series A Preferred Stock (other than certain regulated holders subject to the Bank Holding Company Act of 1956, as amended) were entitled to vote as a single class with the holders of the Class A Common Stock and the holders of any other class or series of capital stock of MoneyLion then entitled to vote.

Holders of the Series A Preferred Stock were entitled to a 30 cent cumulative annual dividend per share, payable at the Company’s election in either cash or Class A Common Stock (or a combination thereof), with any dividends on the Class A Common Stock valued based on the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE for the 20 trading days ending on the trading day immediately prior to the dividend payment date.

Holders of the Series A Preferred Stock were entitled to a liquidation preference in the event of the Company's liquidation equal to the greater of $10.00 per share or the amount per share that such holder would have received had the Series A Preferred Stock been converted into Class A Common Stock immediately prior to the liquidation.

Shares of Series A Preferred Stock were convertible into shares of Class A Common Stock on a one-for-thirty basis, subject to customary anti-dilution adjustments. The Series A Preferred Stock was convertible (i) at any time upon the holder’s election and (ii) automatically in the event that the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE equaled or exceeded $10.00 on any 20 trading days (consecutive or nonconsecutive) within any consecutive 30 trading day period ending no later than the last day of the lockup period applicable to such shares of Series A Preferred Stock.

As of the close of trading on the NYSE on May 26, 2023, the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE equaled or exceeded $10.00 for the twentieth trading day within a consecutive thirty trading day period ending no earlier than the last day of the lockup period applicable to such shares of Series A Preferred Stock (the “Automatic Conversion Event”). Accordingly, as a result of the Automatic Conversion Event, following the close of trading on the NYSE on May 26, 2023, all 30,049,053 shares of Series A Preferred Stock issued and outstanding automatically converted into 1,012,293 shares of newly issued Class A Common Stock based on the conversion rate provided in the Certificate of Designations of the Series A Preferred Stock (the "Certificate of Designations"). In lieu of any fractional shares otherwise issuable to any holder of the Series A Preferred Stock, the Company issued cash in accordance with the terms of the Certificate of Designations.

On June 30, 2023, the Company paid the accrued annual dividend on the previously outstanding shares of Series A Preferred Stock for the dividend payment period ending December 31, 2022 to all holders of record as of the applicable dividend record date (the “2022 Annual Dividend”). The 2022 Annual Dividend was paid in a mixture of Class A Common Stock and cash through the issuance of 229,605 shares of Class A Common Stock and payment of approximately $3.0 million of cash.

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

Stock-based compensation of $5,250 and $5,248 was recognized during the three months ended June 30, 2023 and 2022, respectively, and stock-based compensation of $10,955 and $8,516 was recognized during the six months ended June 30, 2023 and 2022, respectively.

The number of units awarded under the Incentive Plan are generally based on a weighted average of the Class A Common Stock in the days leading up to the grant. Fair values for restricted stock units ("RSUs") and performance stock units ("PSUs") based on the Company’s operating performance are valued based on the price of the Class A Common Stock at the time of grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. The following table represents activity within the Incentive Plan for the six months ended June 30, 2023:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	629,369	$21.49	n/a
Performance Stock Unit	Service and performance-based	169,433	$17.09	n/a

The following table represents outstanding equity awards as of June 30, 2023:

Type	Vesting Conditions	Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	936,479	$33.94	n/a
Performance Stock Unit	Service and performance-based	200,772	$23.93	n/a
Performance Stock Unit	Service and market-based	289,174	$27.97	n/a
Options	Service-based	1,022,236	$20.63	$25.28

13. STOCK WARRANTS

Public Warrants and Private Placement Warrants

As a result of the Business Combination, MoneyLion acquired from Fusion Acquisition Corp., as of September 22, 2021, public warrants outstanding to purchase an aggregate of 583,333 shares of the Class A Common Stock (the “Public Warrants”) and private placement warrants outstanding to purchase an aggregate of 270,000 shares of the Class A Common Stock (the “Private Placement Warrants”) (in each case, as adjusted for the Reverse Stock Split).

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

The Private Placement Warrants are valued based on the per warrant price of the Public Warrants, subject to adjustments to account for differences in contractual terms between the Private Placement Warrants and the Public Warrants. The per warrant price of the Public Warrants as of June 30, 2023 was $0.04.

The following table presents the quantitative information regarding Level 3 fair value measurement of the Private Placement Warrants:

June 30,
2023
Strike price	$11.50
Expected Volatility	79%
Expected Dividend - Class A Common Stock	—
Expected Term in Years	3.73
Risk Free Interest Rate	4.14%
Warrant Value Per Share	$0.62

The following table presents the changes in the liability related to the Private Placement Warrants:

Private Placement
Warrants
Warrants payable balance, December 31, 2022	$337
Mark-to-market adjustment	(13)
Warrants payable balance, June 30, 2023	$324

For more information regarding the Public Warrants and Private Placement Warrants, see Note 14, “Stock Warrants” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

14. NET LOSS PER SHARE

The following table sets forth the computation of net loss per share of Class A Common Stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(27,723)	$(23,065)	$(36,940)	$(33,043)
Reversal of previously accrued / (accrued) dividends on preferred stock	2,667	(2,176)	690	(3,204)
Net loss attributable to common shareholders	$(25,056)	$(25,241)	$(36,250)	$(36,247)

Denominator:
Weighted-average common shares outstanding - basic and diluted(1)	9,234,238	7,877,106	8,944,836	7,784,688
Net loss per share attributable to common stockholders - basic and diluted(1)	$(2.71)	$(3.20)	$(4.05)	$(4.66)

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

For the three and six months ended June 30, 2023 and 2022, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the right to receive earnout shares and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three and six months ended June 30, 2023 and 2022.

The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	June 30,
	2023	2022
Conversion of convertible preferred stock(1)	-	956,464
Warrants to purchase common stock and redeemable convertible preferred stock(1)	853,330	853,330
PSUs, RSUs and options to purchase common stock(1)	2,448,661	2,051,094
Right to receive earnout shares(1)	583,333	583,333
Total common stock equivalents	3,885,324	4,444,221

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters—From time to time, the Company is subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. The Company is also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this Note 15, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact the Company's business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of June 30, 2023, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York ("SDNY") against MoneyLion Technologies Inc., ML Plus LLC and the Company's 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, the Company moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, the Company moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. The Company continues to believe the CFPB’s claims are meritless and is vigorously defending against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on its business, financial condition or results of operations.

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement governing the MALKA Acquisition (the “MIPA”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and that the Seller Members’ claims in their lawsuit are meritless. The Company intends to vigorously defend against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on its business, financial condition or results of operations.

On July 27, 2023, MassMutual Ventures US II LLC, Canaan X L.P., Canaan XI L.P., F-Prime Capital Partners Tech Fund LP and GreatPoint Ventures Innovation Fund II, L.P., each of which are former equityholders of Even Financial Inc. and former holders of the Company’s Series A Preferred Stock (collectively, the “Former Preferred Stockholders”), brought a civil action in the SDNY against MoneyLion Inc., its Board of Directors and certain officers seeking declaratory relief and related damages. The Former Preferred Stockholders allege that the 1-for-30 Reverse Stock Split of the Class A Common Stock effected on April 24, 2023 was undertaken in a manner designed to trigger the Automatic Conversion Event pursuant to which all outstanding shares of Series A Preferred Stock automatically converted into certain shares of Class A Common Stock following the close of trading on the NYSE on May 26, 2023. The Former Preferred Stockholders further allege that the Definitive Proxy Statement the Company filed with the SEC on March 31, 2023 relating to the Special Meeting of Stockholders to approve the Reverse Stock Split proposal contained false and/or misleading statements and material omissions, and that the Company improperly failed to obtain the separate vote of the holders of the Series A Preferred Stock to approve the Reverse Stock Split. In connection therewith, the Former Preferred Stockholders assert claims against all defendants under Section 14(a) of the Securities Exchange Act of 1934 and for breach of the Certificate of Designations governing the Series A Preferred Stock, and a claim against the individual defendants for breach of fiduciary duty. The Company believes that the Former Preferred Stockholders’ claims are meritless and intends to vigorously defend against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on its business, financial condition or results of operations.

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

At the closing of the Engine Acquisition, the Company (i) issued to the equityholders of Even Financial Inc. an aggregate of 28,164,811 shares of Series A Preferred Stock, along with an additional 529,120 shares of Series A Preferred Stock to advisors of Even Financial Inc. for transaction expenses, valued at $193,721, (ii) paid to certain Even Financial Inc. management equityholders approximately $14,514 in cash and (iii) exchanged 8,883,228 options to acquire Even Financial Inc. common stock for 196,728 options to acquire Class A Common Stock, of which the vested portion at the acquisition date was valued at $8,960. In addition, certain recipients of options to acquire shares of the Company’s Class A common stock were entitled to receive dividend equivalents in lieu of receiving Series A Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The total purchase price was approximately $271,096, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5,703 of existing indebtedness of Even Financial Inc. and pay $2,868 of seller transaction costs.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2022, governing the Engine Acquisition, the equityholders and advisors of Even Financial Inc. were entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Preferred Stock, based on the attributed revenue of Engine’s business during the 13-month period commencing January 1, 2022 (the “Earnout”). On May 22, 2023, in connection with Engine's partial achievement of the Earnout, the Company issued 4,354,092 shares of Series A Preferred Stock and, in lieu of fractional shares and with respect to recipients otherwise ineligible to receive shares, approximately $459 in cash to the former equityholders and advisors of Even Financial Inc., as described further below.

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

The following table presents the changes in the liability related to the Earnout and Preferred Stock Equivalents:

		Preferred Stock
	Earnout	Equivalents
Balance as of December 31, 2022	$6,946	$1,997
Change in fair value of contingent consideration	(5,047)	(1,386)
Settlement of contingent consideration	(1,899)	(611)
Balance as of June 30, 2023	$-	$-

The Earnout and Preferred Stock Equivalents were valued using a Monte Carlo simulation model as of December 31, 2022, which is calculated using Level 3 inputs. The primary unobservable inputs utilized in determining the fair value of the Earnout and Preferred Stock Equivalents are the expected volatility of the Class A Common Stock and the revenue levels of Engine.

In May 2023, the Earnout was settled through the issuance of 4,354,092 shares of Series A Preferred Stock, with cash paid in lieu of any fractional shares of Series A Preferred Stock. Cash payments relating to the settlement of the Earnout were $459.

In June 2023, the Preferred Stock Equivalents were settled through the issuance of 23,453 shares of Class A Common Stock, with cash paid in lieu of any fractional shares of Class A Common Stock. Cash payments relating to the settlement of the Preferred Stock Equivalents were $307. Upon the Automatic Conversion Event, the MoneyLion Inc. Preferred Share Dividend Replacement Program governing the Preferred Stock Equivalents immediately and automatically terminated in accordance with its terms, following which all Preferred Stock Equivalents were forfeited.

The Company’s pro forma revenue and net loss for the six months ended June 30, 2022 below has been prepared as if Even Financial Inc. had been purchased on January 1, 2022. The Company made certain pro forma adjustments related to amortization of intangible assets, intercompany activity and interest expense.

Six Months Ended June 30, 2022
(unaudited)
Revenue	$166,153
Net loss	$(8,971)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the Engine Acquisition had been completed at January 1, 2022. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

MALKA—On November 15, 2021, MoneyLion completed the MALKA Acquisition. MALKA is a creator network and content platform that provides digital media and content production services to us and to its own clients in entertainment, sports, gaming, live streaming and other sectors.

The unsettled restricted shares payable relating to the MALKA Acquisition earnout and the related make-whole were valued at $2,444 as of December 31, 2022 and were settled during the first quarter of 2023. The $180 decline and $11,057 increase in fair value for the six months ended June 30, 2023 and 2022, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions. The restricted shares payable based on 2021 and 2022 operating performance were valued based on the Class A Common Stock price per share as of December 31, 2022.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 8, 2023, the date on which these consolidated financial statements were available to be issued, and concluded that the following subsequent events were required to be disclosed:

On July 14, 2023, the Company paid $10.0 million of the outstanding principal balance of the Term A-2 Loans pursuant to the terms of Amendment No. 2, as described further in Note 8, "Debt."

On July 28, 2023, the Company entered into a sublease for 12,765 square feet of the Company's rental space in New York, New York, which does not include the Company's headquarters. An estimated $0.2 million of impairment charges are expected to be recognized during the third quarter of fiscal year 2023 relating to the sublease.

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

We have purposefully built our platform in pursuit of our mission to rewire the financial system. We aim to build tools to help consumers through all of their financial inflection points through the use of comprehensive, data-driven analytics that connect consumers with the appropriate financial solution for their individual needs, whether through our first-party products or an offering through our marketplace platforms. As of June 30, 2023, we had 9.9 million Total Customers who used 17.3 million Total Products and over 1,000 Enterprise Partners in our network. We utilize innovative approaches to financial advice, education and literacy by delivering our customers dynamic money-related content, positioning ourselves at the forefront of evolving trends in media consumption so that our customers can better understand and manage their finances. By providing both access and ability and shortening the distance between education and action, we empower customers to take control of their money, no matter their financial circumstances – Every Time You Money.

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

Recent Developments

Recent events impacting our business are as follows:

Automatic Conversion Event

Pursuant to the Certificate of Designations of the Series A Preferred Stock (the "Certificate of Designations"), the Series A Preferred Stock was convertible (i) at any time upon the holder’s election and (ii) automatically in the event that the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE equaled or exceeded $10.00 on any 20 trading days (consecutive or nonconsecutive) within any consecutive 30 trading day period ending no later than the last day of the lockup period applicable to such shares of Series A Preferred Stock.

As of the close of trading on the NYSE on May 26, 2023, the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE equaled or exceeded $10.00 for the twentieth trading day within a consecutive thirty trading day period ending no earlier than the last day of the lockup period applicable to such shares of Series A Preferred Stock (the “Automatic Conversion Event”). Accordingly, as a result of the Automatic Conversion Event, following the close of trading on the NYSE on May 26, 2023, all 30,049,053 shares of Series A Preferred Stock issued and outstanding automatically converted into 1,012,293 shares of newly issued Class A Common Stock based on the conversion rate provided in the Certificate of Designations. In lieu of any fractional shares otherwise issuable to any holder of the Series A Preferred Stock, the Company issued cash in accordance with the terms of the Certificate of Designations.

Upon the Automatic Conversion Event, the MoneyLion Inc. Preferred Share Dividend Replacement Program governing the Preferred Stock Equivalents (as defined below) immediately and automatically terminated in accordance with its terms, following which all Preferred Stock Equivalents were forfeited.

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

On April 28, 2023, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) with the Lenders and Monroe Capital in order to extend the maturity date of the Term A-2 Loans and proactively manage the Company's interest expense through the remainder of 2023. Pursuant to Amendment No. 2, the Company, the Lenders and Monroe Capital agreed that the Company would: (i) pay $5.0 million of the outstanding principal balance of the Term A-2 Loans on May 1, 2023, $10.0 million of the outstanding principal balance of the Term A-2 loans on July 15, 2023 and the remaining outstanding principal balance of the Term A-2 Loans in full on October 15, 2023, and (ii) prepay $5.0 million of the outstanding principal balance of the Term A-1 Loans on October 15, 2023, with the remaining outstanding principal balance of the Term A-1 Loans continuing to be due on the original maturity date of March 24, 2026. The Company is and was, prior to the entry into Amendment No. 2, in compliance with all of its covenants under the Credit Agreement. Costs associated with Amendment No. 2 were not material.

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

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A Common Stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. Furthermore, proportionate adjustments were made to the conversion factor at which the previously outstanding Series A Preferred Stock were converted to Class A Common Stock. The total number of shares of preferred stock of the Company authorized for issuance remained at 200,000,000. Stockholders who would have been entitled to receive fractional shares as a result of the Reverse Stock Split were instead entitled to a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder was otherwise entitled multiplied by the closing price per share of the Class A Common Stock on the NYSE on the effective date of the Reverse Stock Split.

The effects of the Reverse Stock Split have been reflected in these consolidated financial statements and the accompanying footnotes for all periods presented.

Business Combinations — Since January 1, 2022, we have completed the following business combination:

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

At the closing of the Engine Acquisition, we (i) issued to the equityholders of Even Financial Inc. an aggregate of 28,164,811 shares of Series A Preferred Stock, along with an additional 529,120 shares of Series A Preferred Stock to advisors of Even Financial Inc. for transaction expenses, valued at $193.7 million, (ii) paid to certain Even Financial Inc. management equityholders approximately $14.5 million in cash and (iii) exchanged 8,883,228 options to acquire Even Financial Inc. common stock for 196,728 options to acquire Class A Common Stock, of which the vested portion at the acquisition date was valued at $9.0 million. In addition, certain recipients of options to acquire shares of Class A Common Stock were entitled to receive dividend equivalents in lieu of receiving Series A Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”). The total purchase price was approximately $271.1 million, subject to customary purchase price adjustments for working capital and inclusive of amounts used to repay approximately $5.7 million of existing indebtedness of Even Financial Inc. and pay $2.9 million of seller transaction costs.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2022, governing the Engine Acquisition (the "Engine Merger Agreement"), the equityholders and advisors of Even Financial Inc. were entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Preferred Stock, based on the attributed revenue of Engine’s business during the 13-month period commencing January 1, 2022 (the “Earnout”). On May 22, 2023, in connection with Engine's partial achievement of the Earnout, the Company issued 4,354,092 shares of Series A Preferred Stock and, in lieu of fractional shares and with respect to recipients otherwise ineligible to receive shares, approximately $0.5 million in cash to the former equityholders and advisors of Even Financial Inc.

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

General Economic and Market Conditions

Our performance is impacted by the relative strength of the overall economy, market volatility, consumer spending behavior and consumer demand for financial products and services. For example, with respect to our Consumer business, the willingness of our customers to spend, invest or borrow may fluctuate with their level of disposable income. Other factors such as interest rate fluctuations or monetary policies may also impact our customers’ behavior and our own ability to fund Instacash advances and loan volume. In addition, in our Enterprise business, adverse macroeconomic conditions, such as significant tightening of credit markets, may cause our Product Partners to reduce their marketing spend or advertising on our platform or may cause a reduction in client spending in our media division, which could adversely affect our business and results of operations.

Seasonality

We may experience seasonal fluctuations in our revenue. During the fourth quarter, revenue in our Consumer business may benefit from increased consumer spending during the holiday season, which may increase demand for our loan and Instacash earned wage access products and services as consumers seek additional liquidity. During the first quarter, we may see weaker demand for our loan and Instacash earned wage access products and services as a result of the impact of tax refunds on consumers' liquidity needs, but stronger demand for our banking and investment products and services. In our Enterprise business, due to corporate client advertising spending patterns throughout the year, we may generate higher revenue in our media division in the second and fourth quarters compared to other quarters. Adverse events that occur during these months could have a disproportionate effect on our financial results for the year. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on our business, as described above.

Competition

We compete across our business lines with a variety of competitors, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or earned wage access products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. In addition, we face competition in our media division from others in the digital media and content creation industry, which range from large and established media companies, including social media companies and production studios, to emerging start-ups. We expect our competition to continue to increase. The success of our business depends on our ability to compete effectively and attract new and retain existing customers and clients, which depends upon many factors both within and beyond our control.

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

Access and Cost of Financing

Our credit products, earned wage access product and other receivables are primarily financed by special purpose vehicle financings from third-party institutional lenders. The loss of one or more of the financing sources we have for our credit products, earned wage access product and other receivables could have an adverse impact on our performance, and it could be costly to obtain new financing.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace loan offer. Previously, Total Customers included all customers that submitted for or clicked on an offer through our marketplace but were not necessarily monetized, which we changed beginning in the third quarter of 2022 in order to more accurately reflect management’s view of our customers. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 9.9 million and 4.6 million as of June 30, 2023 and 2022, respectively. Total Customers for all prior periods have been recast to present the updated definition of Total Customers.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace loan offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or Instacash advances or opened multiple products through our marketplace, it is only counted once for each product type. Previously, Total Products included all products for which our Total Customers submitted or clicked on an offer but were not necessarily monetized, which we changed beginning in the third quarter of 2022 in order to more accurately reflect management’s view of our products. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 17.3 million and 10.1 million as of June 30, 2023 and 2022, respectively. Total Products for all prior periods have been recast to present the updated definition of Total Products.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,110, comprising 505 Product Partners and 605 Channel Partners, and 1,011, comprising 433 Product Partners and 578 Channel Partners, as of June 30, 2023 and 2022, respectively.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending product and Instacash earned wage access product and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $550 million and $439 million for the three months ended June 30, 2023 and 2022, respectively, and $1,056 million and $847 million for the six months ended June 30, 2023 and 2022, respectively. All originations were originated directly by MoneyLion.

Gross Profit

The calculation of gross profit, which is prepared in accordance with U.S. GAAP, for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue, net	$106,541	$87,340	$200,210	$157,054
Less:
Cost of Sales
Direct costs	(32,230)	(29,386)	(62,032)	(50,590)
Provision for credit losses on receivables - subscription receivables[1]	(1,189)	(1,221)	(1,925)	(2,762)
Provision for credit losses on receivables - fees receivables[2]	(3,869)	(2,204)	(8,043)	(4,205)
Technology related costs	(3,006)	(2,525)	(6,280)	(4,986)
Professional services	(1,270)	(1,129)	(2,627)	(2,185)
Compensation and benefits	(2,283)	(2,657)	(4,825)	(3,671)
Other operating expenses	(92)	(118)	(222)	(222)
Gross Profit	$62,602	$48,100	$114,256	$88,433

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

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrants, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, goodwill impairment loss, stock-based compensation and one-time expenses less origination financing cost of capital. We believe Adjusted EBITDA provides a meaningful understanding of an aspect of profitability based on our current product portfolio. Adjusted EBITDA is a non-GAAP measure and should not be viewed as a substitute for net income (loss). Refer to the “— Non-GAAP Measures” section below for further discussion.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Revenues

The following table is reference for the discussion that follows.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$66,268	$50,768	$15,500	30.5%	$128,706	$97,162	$31,544	32.5%
Net interest income on finance receivables	3,304	2,517	787	31.3%	6,232	5,085	1,147	22.6%
Total consumer revenues	69,572	53,285	16,287	30.6%	134,938	102,247	32,691	32.0%
Enterprise service revenues	36,969	34,055	2,914	8.6%	65,272	54,807	10,465	19.1%
Total revenue, net	$106,541	$87,340	$19,201	22.0%	$200,210	$157,054	$43,156	27.5%

We generate revenues primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Service and subscription fees

Service and subscription fees increased by $15.5 million, or 30.5%, to $66.3 million for the three months ended June 30, 2023, as compared to $50.8 million for the same period in 2022. The increase in service and subscription fees was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $14.5 million, which was driven by the growth of Instacash advances across both existing and new customers, an increase in cardholder fees from RoarMoney accounts of $0.6 million due to an increased number of customers using RoarMoney and new foreign transaction and instant transfer fees, an increase in subscription fees of $0.2 million due to an increased number of customers using our membership program, and an increase of $0.2 million in revenue from a transaction volume-based incentive payment program from a third-party payment network.

Service and subscription fees increased by $31.5 million, or 32.5%, to $128.7 million for the six months ended June 30, 2023, as compared to $97.2 million for the same period in 2022. The increase in service and subscription fees was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $29.9 million, which was driven by the growth of Instacash advances across both existing and new customers, an increase in cardholder fees from RoarMoney accounts of $1.2 million due to an increased number of customers using RoarMoney and new foreign transaction launched in Q2 2022 and instant transfer fees launched in Q3 2022, and an increase of $0.5 million in revenue from a transaction volume-based incentive payment program from a third-party payment network.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Plus loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $0.8 million, or 31.3%, to $3.3 million for the three months ended June 30, 2023, as compared to $2.5 million for the same period in 2022. The increase in net interest income on finance receivables was driven by the origination growth on our Credit Builder Plus loan program across both existing and new customers. The amortization of loan origination costs decreased by $0.1 million to $0.0 million for the three months ended June 30, 2023, as compared to $0.1 million for the same period in 2022.

Net interest income on finance receivables increased by $1.1 million, or 22.6%, to $6.2 million for the six months ended June 30, 2023, as compared to $5.1 million for the same period in 2022. The increase in net interest income on finance receivables was driven by the origination growth on our Credit Builder Plus loan program across both existing and new customers. The amortization of loan origination costs decreased by $0.3 million to $0.2 million for the six months ended June 30, 2023, as compared to $0.5 million for the same period in 2022.

Enterprise service revenues

Enterprise service revenues increased by $2.9 million, or 8.6%, to $37.0 million for the three months ended June 30, 2023, as compared to $34.1 million for the same period in 2022. This increase was primarily driven by stronger performance within our Consumer and Enterprise Marketplace.

Enterprise service revenues increased by $10.5 million, or 19.1%, to $65.3 million for the six months ended June 30, 2023, as compared to $54.8 million for the same period in 2022. This increase was primarily driven by stronger performance within our Consumer and Enterprise Marketplace.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	$25,562	$26,981	$(1,419)	-5.3%	$42,073	$50,025	$(7,952)	-15.9%
Compensation and benefits	22,572	26,498	(3,926)	-14.8%	46,980	48,541	(1,561)	-3.2%
Marketing	6,549	9,477	(2,928)	-30.9%	12,941	20,893	(7,952)	-38.1%
Direct costs	32,230	29,386	2,844	9.7%	62,032	50,590	11,442	22.6%
Professional services	4,518	6,652	(2,134)	-32.1%	9,517	13,940	(4,423)	-31.7%
Technology-related costs	5,611	5,409	202	3.7%	11,649	9,914	1,735	17.5%
Other operating expenses	11,219	9,842	1,377	14.0%	20,214	20,611	(397)	-1.9%
Total operating expenses	$108,261	$114,245	$(5,984)	-5.2%	$205,406	$214,514	$(9,108)	-4.2%

Other (expense) income
Interest expense	$(7,330)	$(7,584)	$254	-3.3%	$(14,841)	$(13,758)	$(1,083)	7.9%
Change in fair value of warrant liability	162	2,951	(2,789)	-94.5%	13	6,861	(6,848)	-99.8%
Change in fair value of contingent consideration from mergers and acquisitions	6,367	8,480	(2,113)	-24.9%	6,613	3,820	2,793	73.1%
Goodwill impairment loss	(26,721)	-	(26,721)	nm	(26,721)	-	(26,721)	nm
Other income (expense)	1,257	9	1,248	13,866.7%	2,906	(907)	3,813	nm
Total other (expense) income	$(26,265)	$3,856	$(30,121)	nm	$(32,030)	$(3,984)	$(28,046)	704.0%

Income tax (benefit) expense	$(262)	$16	$(278)	nm	$(286)	$(28,401)	$28,115	-99.0%

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

Provision for credit losses on consumer receivables decreased by $1.4 million, or 5.3%, to $25.6 million for the three months ended June 30, 2023, as compared to $27.0 million for the same period in 2022. This decrease resulted primarily from a decrease to provision related to Instacash advance receivables of $1.8 million and decrease to provision related to Credit Builder Plus loan receivables of $1.2 million, which was partially offset by an increase in provision for Instacash instant transfer fees and tips of $1.7 million.

Provision for credit losses on consumer receivables decreased by $8.0 million, or 15.9%, to $42.1 million for the six months ended June 30, 2023, as compared to $50.0 million for the same period in 2022. This decrease resulted primarily from a decrease to provision related to Instacash advance receivables of $8.5 million, decrease to provision related to Credit Builder Plus loan receivables of $2.5 million and decrease to provision related to subscription fees of $0.8 million, which was partially offset by an increase in provision for Instacash instant transfer fees and tips of $3.8 million.

Compensation and benefits

Compensation and benefits decreased by $3.9 million, or 14.8%, to $22.6 million for the three months ended June 30, 2023, as compared to $26.5 million for the same period in 2022. This decrease was driven primarily by $3.8 million of reduced employee salary and benefits expenses as a result of expense reduction initiatives, $0.3 million of lower severance costs, and $0.2 million of lower incentive compensation expenses. This decrease was partially offset by $0.3 million of lower capitalized salaries in 2023 as a result of expense reduction initiatives.

Compensation and benefits decreased by $1.6 million, or 3.2%, to $47.0 million for the six months ended June 30, 2023, as compared to $48.5 million for the same period in 2022. This decrease was driven primarily by $4.8 million of reduced employee salary and benefits expenses as a result of expense reduction initiatives, $0.6 million of lower incentive compensation expenses, $0.4 million of lower severance costs, and $0.1 million of lower capitalized salaries expenses. This decrease was partially offset by $2.4 million of higher stock-based compensation expenses and a $1.9 million increase due to a full quarter impact of Engine salary and benefits expenses in 2023.

Marketing

Marketing decreased by $2.9 million, or 30.9%, to $6.5 million for the three months ended June 30, 2023, as compared to $9.5 million for the same period in 2022. This decrease resulted primarily from lower costs related to advertising through digital platforms.

Marketing decreased by $8.0 million, or 38.1%, to $12.9 million for the six months ended June 30, 2023, as compared to $20.9 million for the same period in 2022. This decrease resulted primarily from lower costs related to advertising through digital platforms.

Direct costs

Direct costs increased by $2.8 million, or 9.7%, to $32.2 million for the three months ended June 30, 2023, as compared to $29.4 million for the same period in 2022. The increase was primarily driven by $2.1 million of direct costs related to the growth of Enterprise revenues and an increase in payment processing fees of $0.6 million and underwriting expenses of $0.4 million, driven by growth in Total Originations and Total Customers, partially offset by a $0.2 million decrease in costs related to our MoneyLion Investing offering.

Direct costs increased by $11.4 million, or 22.6%, to $62.0 million for the six months ended June 30, 2023, as compared to $50.6 million for the same period in 2022. The increase was primarily driven by $8.4 million of direct costs related to the growth of Enterprise revenues and an increase in payment processing fees of $2.7 million and underwriting expenses of $0.7 million, driven by growth in Total Originations and Total Customers, partially offset by a $0.4 million decrease in costs related to our RoarMoney Banking and MoneyLion Investing offering.

Professional services

Professional services decreased by $2.1 million, or 32.1%, to $4.5 million for the three months ended June 30, 2023, as compared to $6.7 million for the same period in 2022. This decrease resulted primarily from $1.1 million of lower outside consulting expenses, $0.8 million of lower accounting and audit expenses, and $0.2 million of lower recruiting expenses.

Professional services decreased by $4.4 million, or 31.7%, to $9.5 million for the six months ended June 30, 2023, as compared to $13.9 million for the same period in 2022. This decrease resulted primarily from $1.8 million of lower outside consulting expenses, $1.1 million of lower legal expenses, $1.0 million of lower accounting and audit expenses, and $0.5 million of lower recruiting expenses.

Technology-related costs

Technology-related costs increased by $0.2 million, or 3.7%, to $5.6 million for the three months ended June 30, 2023, as compared to $5.4 million for the same period in 2022. This increase resulted primarily from an increase in depreciation and amortization related to equipment and software of $0.2 million.

Technology-related costs increased by $1.7 million, or 17.5%, to $11.6 million for the six months ended June 30, 2023, as compared to $9.9 million for the same period in 2022. This increase resulted primarily from a $1.3 million increase due to a full quarter impact of Engine expenses in 2023, an increase in expenses for software licenses and subscriptions of $0.2 million, and an increase in depreciation and amortization related to equipment and software of $0.2 million.

Other operating expenses

Other operating expenses increased by $1.4 million, or 14.0%, to $11.2 million for the three months ended June 30, 2023, as compared to $9.8 million for the same period in 2022. The increase was primarily driven by bad debt reserves and write-offs of Enterprise receivables of $1.0 million, higher expenses related to processing transactions in our Consumer business of $0.6 million and an increase in costs related to legal matters of $0.4 million, which was partially offset by lower corporate insurance expenses of $0.4 million and lower intangible amortization of $0.2 million.

Other operating expenses decreased by $0.4 million, or 1.9%, to $20.2 million for the six months ended June 30, 2023, as compared to $20.6 million for the same period in 2022. The decrease was primarily driven by a reduction in expenses related to processing of transactions in our Consumer business of $2.3 million, a reduction in costs related to legal matters of $1.0 million, and a reduction of corporate insurance expenses of $0.8 million, which was partially offset by an increase of $1.8 million of intangible amortization expenses attributable to the Engine Acquisition, an increase of $1.5 million related to bad reserves and write-offs of receivables and an increase in facilities expenses of $0.3 million.

Our other (expense) income consists of the following:

Interest expense

Interest expense decreased by $0.3 million, or 3.3%, to $7.3 million for the three months ended June 30, 2023, as compared to $7.6 million for the same period in 2022. This decrease resulted from a decrease in average debt outstanding during the three months ended June 30, 2023 compared to the same period in 2022. See Part I, Item 1 “Financial Statements — Debt” for more information.

Interest expense increased by $1.1 million, or 7.9%, to $14.8 million for the six months ended June 30, 2023, as compared to $13.8 million for the same period in 2022. This increase resulted from an increase in average debt outstanding during the six months ended June 30, 2023 compared to the same period in 2022. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was a benefit of $0.2 million for the three months ended June 30, 2023, as compared to a benefit of $3.0 million for the same period in 2022. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of warrant liability was a benefit of $0.0 million for the six months ended June 30, 2023, as compared to a benefit of $6.9 million for the same period in 2022. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of contingent consideration from mergers and acquisitions

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $6.4 million for the three months ended June 30, 2023, as compared to a benefit of $8.5 million for the same period in 2022. The change in benefit was primarily driven by the inputs used in computing the valuations of contingent consideration.

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $6.6 million for the six months ended June 30, 2023, as compared to a benefit of $3.8 million for the same period in 2022. The change in benefit was primarily driven by the inputs used in computing the valuations of contingent consideration.

Goodwill impairment loss

A goodwill impairment loss of $26.7 million was recorded during the three and six months ended June 30, 2023; there was no such loss in the prior periods in 2022. The goodwill impairment loss was primarily caused by a decline in the price of the Class A Common Stock and the Company's related market capitalization.

Other income (expense)

Other income increased by $1.2 million to $1.3 million for the three months ended June 30, 2023, as compared to $0.0 million for the same period in 2022. The increase was primarily related to interest income earned on interest bearing deposits.

Other income increased by $3.8 million to $2.9 million for the six months ended June 30, 2023, as compared to other expense of $0.9 million for the same period in 2022. The increase was primarily related to interest income earned on interest bearing deposits.

Income tax (benefit) expense

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the tax activity recorded during the six months ended June 30, 2023.

Non-GAAP Measures

In addition to net income (loss), which is a measure presented in accordance with U.S. GAAP, management believes that Adjusted EBITDA provides relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance. Adjusted EBITDA is a supplemental measure of our performance that is neither required by nor presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as a substitute for U.S. GAAP metrics such as net income (loss) or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

We define Adjusted EBITDA as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrant liability, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, goodwill impairment loss, stock-based compensation and one-time expenses less origination financing cost of capital. We believe that Adjusted EBITDA provides a meaningful understanding of an aspect of profitability based on our current product portfolio. In addition, Adjusted EBITDA is useful to an investor in evaluating our performance because it:

•
is a measure widely used by investors to measure a company’s operating performance;
•
is a metric used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•
is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

The reconciliation of net loss, which is prepared in accordance with U.S. GAAP, to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(27,723)	$(23,065)	$(36,940)	$(33,043)
Add back:
Interest related to corporate debt[1]	3,475	2,653	7,035	4,040
Income tax (benefit) expense	(262)	16	(286)	(28,401)
Depreciation and amortization expense	6,113	6,006	12,297	9,427
Changes in fair value of warrant liability	(162)	(2,951)	(13)	(6,861)
Change in fair value of contingent consideration from mergers and acquisitions	(6,367)	(8,480)	(6,613)	(3,820)
Goodwill impairment loss	26,721	-	26,721	-
Stock-based compensation expense	5,250	5,248	10,955	8,516
One-time expenses[2]	2,188	2,042	3,373	6,819
Adjusted EBITDA	$9,233	$(18,531)	$16,529	$(43,322)

(1)
We add back the interest expense related to all outstanding corporate debt, excluding outstanding principal balances related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility. For U.S. GAAP reporting purposes, interest expense related to corporate debt is included within interest expense in the statement of operations.
(2)
We add back other one-time expenses, including those related to transactions, including mergers and acquisitions and financings, that occurred, litigation-related expenses and non-recurring costs or gains. Generally, these expenses are included within other expenses or professional services in the statement of operations.

Changes in Financial Condition to June 30, 2023 from December 31, 2022

	June 30,	December 31,	Change
	2023	2022	$	%
Assets
Cash and restricted cash	$102,174	$153,709	$(51,535)	-33.5%
Consumer receivables	188,370	169,976	18,394	10.8%
Allowance for credit losses on consumer receivables	(31,755)	(24,841)	(6,914)	27.8%
Consumer receivables, net	156,615	145,135	11,480	7.9%
Enterprise receivables, net	21,253	19,017	2,236	11.8%
Property and equipment, net	2,348	2,976	(628)	-21.1%
Goodwill and intangible assets, net	185,253	220,847	(35,594)	-16.1%
Other assets	50,297	54,658	(4,361)	-8.0%
Total assets	$517,940	$596,342	$(78,402)	-13.1%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	$204,047	$232,011	$(27,964)	-12.1%
Accounts payable and accrued liabilities	42,810	58,129	(15,319)	-26.4%
Warrant liability	324	337	(13)	-3.9%
Other liabilities	17,094	33,496	(16,402)	-49.0%
Total liabilities	264,275	323,973	(59,698)	-18.4%
Series A Preferred Stock	-	173,208	(173,208)	-100.0%
Stockholders' equity:
Common Stock	1	1	-	0.0%
Additional paid-in capital	957,778	766,839	190,939	24.9%
Accumulated deficit	(694,414)	(657,979)	(36,435)	5.5%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	253,665	99,161	154,504	155.8%
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$517,940	$596,342	$(78,402)	-13.1%

Assets

Cash and restricted cash

Cash and restricted cash decreased by $51.5 million, or 33.5%, to $102.2 million as of June 30, 2023, as compared to $153.7 million as of December 31, 2022. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $11.5 million, or 7.9%, to $156.6 million as of June 30, 2023, as compared to $145.1 million as of December 31, 2022. The increase was primarily attributable to an increase in loan receivables and Instacash receivables from December 31, 2022 to June 30, 2023.

Enterprise receivables, net

Enterprise receivables, net increased by $2.2 million, or 11.8%, to $21.3 million as of June 30, 2023, as compared to $19.0 million as of December 31, 2022. This increase was primarily attributable to Enterprise Marketplace revenue growth.

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased by $35.6 million, or 16.1%, to $185.3 million as of June 30, 2023, as compared to $220.8 million as of December 31, 2022. This decrease was primarily attributable to the goodwill impairment recorded during the six months ended June 30, 2023 and amortization of intangible assets.

Other assets

Other assets decreased by $4.4 million, or 8.0%, to $50.3 million as of June 30, 2023, as compared to $54.7 million as of December 31, 2022. This was primarily attributable to a decrease in prepaid expenses and amortization of operating lease right-of-use assets.

Liabilities

Debt agreements

Debt agreements decreased by $28.0 million, or 12.1%, to $204.0 million as of June 30, 2023, as compared to $232.0 million as of December 31, 2022. Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion of financing transactions.

Accounts payable and accrued expenses

Accounts payable and accrued expenses decreased by $15.3 million, or 26.4%, to $42.8 million as of June 30, 2023, as compared to $58.1 million as of December 31, 2022. The decrease was primarily attributable to annual bonuses paid, the settlement of dividends payable and lower litigation reserves during the six months ending June 30, 2023.

Warrant liability

Warrant liability activity between June 30, 2023 and December 31, 2022 was not significant. Refer to the “— Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities decreased by $16.4 million, or 49.0%, to $17.1 million as of June 30, 2023, as compared to $33.5 million as of December 31, 2022. The decrease was primarily attributable to the settlement of all contingent consideration related to mergers and acquisitions and a reduction in insurance premium liabilities.

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

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through special purpose vehicle financings from third-party institutional lenders. As of June 30, 2023, there was an outstanding principal balance of $63.0 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $59.0 million under the ROAR 2 SPV Credit Facility. For more information, see Note 9, “Debt” and Note 8, “Variable Interest Entities” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility, respectively.

The following table presents the Company’s cash, restricted cash and receivable from payment processor as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Cash	$96,739	$115,864
Restricted cash	5,435	37,845
Receivable from payment processor	$32,663	$32,881

Cash Flows

The following table presents net change in cash and restricted cash from operating, investing and financing activities during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$35,363	$(859)	$38,043	$(9,510)
Net cash used in investing activities	(35,589)	(31,264)	(56,623)	(73,543)
Net cash (used in) provided by financing activities	(8,356)	356	(32,955)	54,049
Net change in cash and restricted cash	$(8,582)	$(31,767)	$(51,535)	$(29,004)

Operating Activities

Net cash provided by operating activities was $35.4 million for the three months ended June 30, 2023 compared to net cash used in operating activities of $0.9 million for the three months ended June 30, 2022. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net loss, of approximately $25.5 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and changes in working capital.

Net cash provided by operating activities was $38.0 million for the six months ended June 30, 2023 compared to net cash used in operating activities of $9.5 million for the six months ended June 30, 2022. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net loss, of approximately $52.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities was $35.6 million for the three months ended June 30, 2023 compared to net cash used in investing activities of $31.3 million for the three months ended June 30, 2022. The increase in net cash used in investing activities was primarily related to increases in finance receivable originations during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Net cash used in investing activities was $56.6 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $73.5 million for the six months ended June 30, 2022. The decrease in net cash used in investing activities was primarily related to $18.6 million spent on the Engine Acquisition, net of cash received, during the six months ended June 30, 2022, compared to no cash payments for acquisitions during the six months ended June 30, 2023.

Financing Activities

Net cash used in financing activities was $8.4 million for the three months ended June 30, 2023 compared to net cash provided by financing activities of $0.4 million for the three months ended June 30, 2022. The increase in cash used for financing activities was primarily attributable to an increase in principal payments during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and cash payments related to the Automatic Conversion Event of the Series A Preferred Stock and dividends on the Series A Preferred Stock that were paid during the three months ended June 30, 2023.

Net cash used in financing activities was $33.0 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $54.0 million for the six months ended June 30, 2022. The increase in cash used for financing activities was primarily attributable to a decrease in proceeds from debt issuances and an increase in principal payments during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Financing Arrangements

Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of June 30, 2023:

	Total	Remainder of 2023	2024 – 2025	2026 – 2027	Thereafter
Monroe Term Loans	$85,000	$20,000	$—	$65,000	$—
ROAR 1 SPV Credit Facility	63,000	—	63,000	—	—
ROAR 2 SPV Credit Facility	59,000	—	59,000	—	—
Operating lease obligations	10,345	1,647	5,758	2,172	768
Vendor unconditional purchase obligations	32,534	—	15,534	17,000	—
Total	$249,879	$21,647	$143,292	$84,172	$768

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part I, Item 1 “Financial Statements — Debt” in this Quarterly Report on Form 10-Q.

2022 Annual Dividend and Dividend Replacements

On June 30, 2023, the Company paid the accrued annual dividend on the previously outstanding shares of Series A Preferred Stock for the dividend payment period ending December 31, 2022 to all holders of record as of the applicable dividend record date (the “2022 Annual Dividend”). The 2022 Annual Dividend was paid in a mixture of Class A Common Stock and cash through the issuance of 229,605 shares of Class A Common Stock and payment of approximately $3.0 million of cash.

In connection with the 2022 Annual Dividend, on June 30, 2023, the Company paid the corresponding dividend replacement to holders of the Preferred Stock Equivalents (the "2022 Annual Dividend Replacement"). The 2022 Annual Dividend Replacement was paid in a mixture of Class A Common Stock and cash through the issuance of 3,453 shares of Class A Common Stock and payment of approximately $0.3 million of cash.

Equity

Series A Preferred Stock Automatic Conversion Event

As a result of the Automatic Conversion Event (as described further above), following the close of trading on the NYSE on May 26, 2023, all 30,049,053 shares of Series A Preferred Stock issued and outstanding automatically converted into 1,012,293 shares of newly issued Class A Common Stock based on the conversion rate provided in the Certificate of Designations. For more information regarding the Automatic Conversion Event, see “— Recent Developments — Automatic Conversion Event.”

Upon the Automatic Conversion Event, the MoneyLion Inc. Preferred Share Dividend Replacement Program governing the Preferred Stock Equivalents immediately and automatically terminated in accordance with its terms, following which all Preferred Stock Equivalents were forfeited.

Off-Balance Sheet Arrangements

At June 30, 2023, the Company did not have any material off-balance sheet arrangements.

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

The Monroe Term Loans, and future funding arrangements may, bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of June 30, 2023, would result in an approximately $0.9 million impact to annual interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weaknesses described above, as of June 30, 2023, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our ongoing remediation efforts.

In light of the material weaknesses identified and errors, including those resulting in the Restatements, as described above, we have added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise. We continue to develop formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In addition, we have enhanced the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards. In order to fully remediate the material weaknesses identified, we intend to continue to re-evaluate the design of, and validate, our internal controls to ensure that they appropriately address changes in our business that could impact our system of internal controls, review our current processes and procedures to identify potential control design enhancements to ensure that our financial reporting is complete and accurate and develop a monitoring protocol to enable management to validate the operating effectiveness of key controls over financial reporting. We believe that these actions will ultimately be effective in remediating the material weaknesses we have identified and will continue to evaluate our remediation efforts and report regularly to the Audit Committee of the Board of Directors on the progress and results of our remediation plan. We intend to complete the remediation by December 31, 2023, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact our business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

We have determined, based on our current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described below, would not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2023, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to our business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

CFPB Litigation

On September 29, 2022, the Consumer Financial Protection Bureau (the "CFPB") initiated a civil action in the United States District Court for the Southern District of New York ("SDNY") against MoneyLion Technologies Inc., ML Plus LLC and our 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, we moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, we moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. We continue to believe the CFPB’s claims are meritless and are vigorously defending against the lawsuit. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on our business, financial condition or results of operations.

MALKA Seller Members Litigation

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement governing the MALKA Acquisition (the “MIPA”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). We believe that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and that the Seller Members’ claims in their lawsuit are meritless. We intend to vigorously defend against the lawsuit. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on our business, financial condition or results of operations.

Former Series A Preferred Stockholders Litigation

On July 27, 2023, MassMutual Ventures US II LLC, Canaan X L.P., Canaan XI L.P., F-Prime Capital Partners Tech Fund LP and GreatPoint Ventures Innovation Fund II, L.P., each of which are former equityholders of Even Financial Inc. and former holders of the Company’s Series A Preferred Stock (collectively, the “Former Preferred Stockholders”), brought a civil action in the SDNY against MoneyLion Inc., our Board of Directors and certain officers seeking declaratory relief and related damages.

The Former Preferred Stockholders allege that the 1-for-30 Reverse Stock Split of the Class A Common Stock effected on April 24, 2023 was undertaken in a manner designed to trigger the Automatic Conversion Event pursuant to which all outstanding shares of Series A Preferred Stock automatically converted into certain shares of Class A Common Stock following the close of trading on the NYSE on May 26, 2023. The Former Preferred Stockholders further allege that the Definitive Proxy Statement we filed with the SEC on March 31, 2023 relating to the Special Meeting of Stockholders to approve the Reverse Stock Split proposal contained false and/or misleading statements and material omissions, and that we improperly failed to obtain the separate vote of the holders of the Series A Preferred Stock to approve the Reverse Stock Split. In connection therewith, the Former Preferred Stockholders assert claims against all defendants under Section 14(a) of the Securities Exchange Act of 1934 and for breach of the Certificate of Designations governing the Series A Preferred Stock, and a claim against the individual defendants for breach of fiduciary duty.

We believe that the Former Preferred Stockholders’ claims are meritless and intend to vigorously defend against the lawsuit. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on our business, financial condition or results of operations.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than as set forth in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 9, 2023. In addition, we may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2023, pursuant to the Engine Merger Agreement, in connection with Engine's partial achievement of the Earnout, the Company issued 4,354,092 shares of Series A Preferred Stock and, in lieu of fractional shares and with respect to recipients otherwise ineligible to receive shares, approximately $0.5 million in cash to the former equityholders and advisors of Even Financial Inc. For more information regarding the Earnout and the Series A Preferred Stock, including the subsequent Automatic Conversion Event, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Automatic Conversion Event” and “— Business Combinations.”

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

10.1†

Amendment No. 2 to Credit Agreement, dated as of April 28, 2023, by and among MoneyLion Technologies Inc., as borrower, the various financial institutions party thereto, as lenders, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.'s Current Report on Form 8-K (File 001-39346), filed with the SEC on May 4, 2023).

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

MONEYLION INC.

Date: August 8, 2023	By:	/s/ Richard Correia
Richard Correia President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 8, 2023	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)