Form 10-Q
period 2023-09-30
MONEYLION INC.
filed 2023-11-07
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 10,281,902 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of October 31, 2023.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Cash	$94,266	$115,864
Restricted cash, including amounts held by variable interest entities (VIEs) of $4,095 and $36,235	6,750	37,845
Consumer receivables	190,152	169,976
Allowance for credit losses on consumer receivables	(32,073)	(24,841)
Consumer receivables, net, including amounts held by VIEs of $124,924 and $113,963	158,079	145,135
Enterprise receivables, net	19,109	19,017
Property and equipment, net	2,111	2,976
Intangible assets, net	180,911	194,247
Goodwill	—	26,600
Other assets	51,030	54,658
Total assets	$512,256	$596,342
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Liabilities:
Secured loans, net	$74,257	$88,617
Accounts payable and accrued liabilities	45,581	58,129
Warrant liability	405	337
Other debt, net, including amounts held by VIEs of $120,163 and $143,394	120,163	143,394
Other liabilities	15,870	33,496
Total liabilities	256,276	323,973
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 45,000,000 shares authorized as of September 30, 2023 and December 31, 2022, 0 and 25,655,579 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	173,208
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 66,666,666 shares authorized as of September 30, 2023 and December 31, 2022, 10,314,235 and 10,281,902 issued and outstanding, respectively, as of September 30, 2023 and 8,619,678 and 8,587,345 issued and outstanding, respectively, as of December 31, 2022(1)	1	1
Additional paid-in capital	964,203	766,839
Accumulated deficit	(698,524)	(657,979)
Treasury stock at cost, 32,333 shares at September 30, 2023 and December 31, 2022(1)	(9,700)	(9,700)
Total stockholders' equity	255,980	99,161
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$512,256	$596,342

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Service and subscription revenue	$107,000	$86,397	$300,978	$238,366
Net interest income on loan receivables	3,258	2,351	9,490	7,436
Total revenue, net	110,258	88,748	310,468	245,802
Operating expenses
Provision for credit losses on consumer receivables	25,121	27,428	67,194	77,453
Compensation and benefits	23,511	25,619	70,491	74,160
Marketing	7,029	6,954	19,970	27,847
Direct costs	32,813	28,837	94,845	79,427
Professional services	4,968	7,546	14,485	21,486
Technology-related costs	5,891	5,327	17,540	15,241
Other operating expenses	9,824	11,209	30,038	31,820
Total operating expenses	109,157	112,920	314,563	327,434
Net income (loss) before other expense (income) and income taxes	1,101	(24,172)	(4,095)	(81,632)
Interest expense	(7,088)	(7,880)	(21,929)	(21,638)
Change in fair value of warrant liability	(81)	414	(68)	7,275
Change in fair value of contingent consideration from mergers and acquisitions	—	10,214	6,613	14,034
Goodwill impairment loss	—	—	(26,721)	—
Other income (expense)	2,358	460	5,264	(447)
Net loss before income taxes	(3,710)	(20,964)	(40,936)	(82,408)
Income tax expense (benefit)	400	53	114	(28,348)
Net loss	(4,110)	(21,017)	(41,050)	(54,060)
(Accrued) / reversal of previously accrued dividends on preferred stock	—	(1,688)	690	(4,892)
Net loss attributable to common shareholders	$(4,110)	$(22,705)	$(40,360)	$(58,952)

Net loss per share, basic and diluted(1)	$(0.40)	$(2.78)	$(4.30)	$(7.45)
Weighted average shares used in computing net loss per share, basic and diluted(1)	10,221,956	8,156,757	9,375,221	7,910,074

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at July 1, 2023	—	$—	10,135,675	$1	$957,778	$(694,414)	$(9,700)	$253,665
Stock-based compensation	—	—	—	—	5,702	—	—	5,702
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	146,227	—	723	—	—	723
Net loss	—	—	—	—	—	(4,110)	—	(4,110)
Balances at September 30, 2023	—	$—	10,281,902	$1	$964,203	$(698,524)	$(9,700)	$255,980

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares(1)	Amount(1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2023	25,655,579	$173,208	8,587,345	$1	$766,839	$(657,979)	$(9,700)	$99,161
Stock-based compensation	—	—	—	—	16,657	—	—	16,657
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	319,152	—	(59)	—	—	(59)
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	110,925	—	1,914	—	—	1,914
Issuance of equity in connection with Engine Acquisition and the related contingent consideration, net of working capital adjustments	4,400,172	1,560	23,453	—	304	—	—	304
Voluntary conversion of preferred stock to common stock	(6,698)	(45)	230	—	45	—	—	45
Reversal of previously accrued dividends on preferred stock	—	—	—	—	690	—	—	690
Settlement of accrued dividends on preferred stock	—	—	229,605	—	2,976	—	—	2,976
Automatic conversion of redeemable convertible preferred stock (Series A)	(30,049,053)	(174,723)	1,012,093	—	174,849	—	—	174,849
Other	—	—	(901)	—	(12)	505	—	493
Net loss	—	—	—	—	—	(41,050)	—	(41,050)
Balances at September 30, 2023	—	$—	10,281,902	$1	$964,203	$(698,524)	$(9,700)	$255,980

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares (1)	Amount (1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at July 1, 2022	28,693,931	$193,647	8,065,027	$1	$731,939	$(501,956)	$(9,700)	$220,284
Stock-based compensation	—	—	—	—	5,127	—	—	5,127
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	74,016	—	440	—	—	440
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	206,535	—	5,532	—	—	5,532
Issuance of options and preferred stock in connection with Engine Acquisition, net of working capital adjustments	(37,810)	(255)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(3,000,542)	(20,250)	100,018	—	20,250	—	—	20,250
Accrued dividends on preferred stock	—	—	—	—	(1,688)	—	—	(1,688)
Net loss	—	—	—	—	—	(21,017)	—	(21,017)
Balances at September 30, 2022	25,655,579	$173,142	8,445,596	$1	$761,600	$(522,973)	$(9,700)	$228,928

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares(1)	Amount(1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2022	—	$—	7,682,748	$1	$701,256	$(469,873)	$(9,700)	$221,684
Stock-based compensation	—	—	—	—	13,643	—	—	13,643
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	154,761	—	1,217	—	—	1,217
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	508,069	—	22,250	—	—	22,250
Issuance of options and preferred stock in connection with Engine Acquisition, net of working capital adjustments	28,656,121	193,392	—	—	8,963	—	—	8,963
Conversion of preferred stock to common stock	(3,000,542)	(20,250)	100,018	—	20,250	—	—	20,250
Accrued dividends on preferred stock	—	—	—	—	(4,892)	—	—	(4,892)
Other	—	—	—	—	(1,087)	960	—	(127)
Net loss	—	—	—	—	—	(54,060)	—	(54,060)
Balances at September 30, 2022	25,655,579	$173,142	8,445,596	$1	$761,600	$(522,973)	$(9,700)	$228,928

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net loss	$(4,110)	$(21,017)	$(41,050)	$(54,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for losses on receivables	25,121	27,428	67,194	77,453
Depreciation and amortization expense	6,106	6,157	18,403	15,584
Change in deferred fees and costs, net	380	700	1,778	1,405
Change in fair value of warrants	81	(414)	68	(7,275)
Change in fair value of contingent consideration from mergers and acquisitions	—	(10,214)	(6,613)	(14,034)
Gains on foreign currency translation	—	(151)	(178)	(209)
Expenses related to debt modification and prepayments	—	—	—	730
Goodwill impairment loss	—	—	26,721	—
Stock compensation expense	5,702	5,127	16,657	13,643
Deferred income taxes	(17)	—	(510)	(28,442)
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(166)	118	(404)	87
Enterprise receivables, net	2,144	(3,308)	(278)	(4,960)
Other assets	(733)	(6,084)	3,627	(9,104)
Accounts payable and accrued liabilities	2,771	2,270	(5,878)	3,113
Other liabilities	(1,207)	(998)	(5,422)	(3,827)
Net cash provided by (used in) operating activities	36,072	(386)	74,115	(9,896)
Cash flows from investing activities:
Net originations and collections of finance receivables	(26,448)	(24,612)	(79,280)	(76,559)
Purchase of property and equipment and software development	(1,527)	(3,452)	(4,202)	(6,464)
Acquisition of Engine, net of cash acquired	—	—	—	(18,584)
Settlement of contingent consideration related to mergers and acquisitions	—	—	(1,116)	—
Net cash used in investing activities	(27,975)	(28,064)	(84,598)	(101,607)
Cash flows from financing activities:
Repayments to secured/senior lenders	(10,000)	(1)	(15,000)	(24,029)
Fees related to debt prepayment	—	—	—	(375)
Net (repayments to) proceeds from special purpose vehicle credit facilities	—	—	(24,000)	10,000
Borrowings from secured lenders	—	—	—	69,300
Payment of deferred financing costs	—	—	(132)	(1,625)
Payments related to the automatic conversion of redeemable convertible preferred stock (Series A) in lieu of fractional shares of common stock and dividends on preferred stock	—	—	(3,007)	—
Proceeds (payments) related to issuance of common stock related to exercise of stock options and warrants, net of tax withholdings related to vesting of stock-based compensation	723	440	(59)	1,217
Other	22	—	(12)	—
Net cash (used in) provided by financing activities	(9,255)	439	(42,210)	54,488
Net change in cash and restricted cash	(1,158)	(28,011)	(52,693)	(57,015)
Cash and restricted cash, beginning of period	102,174	217,220	153,709	246,224
Cash and restricted cash, end of period	$101,016	$189,209	$101,016	$189,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,738	$7,515	$21,246	$19,777

Supplemental disclosure of non-cash investing and financing activities:
Voluntary conversion of preferred stock to common stock	$—	$20,250	$45	$20,250
Automatic conversion of redeemable convertible preferred stock (Series A) to common stock	$—	$—	$174,849	$—
Reversal of previously accrued / (accrued) dividends on preferred stock	$—	$(1,688)	$690	$(4,892)
Issuance of common stock to settle accrued dividends on preferred stock and Preferred Stock Equivalents	$—	$—	$3,280	$—
Equity issued as consideration for mergers and acquisitions	$—	$(255)	$1,864	$202,355
Equity issued as settlement of contingent consideration related to Malka Acquisition	$—	$5,532	$1,914	$22,250
Equity issued as settlement of contingent consideration related to Engine Acquisition	$—	$—	$1,440	$—
Contingent consideration issued related to mergers and acquisitions	$—	$—	$—	$45,336
Lease liabilities incurred in exchange for operating right-of-use assets	$—	$—	$—	$7,568

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

On February 17, 2022, MoneyLion completed its acquisition of Even Financial Inc., which was subsequently renamed to ML Enterprise Inc., doing business as the brand Engine by MoneyLion ("Engine" and such acquisition, the “Engine Acquisition”). Engine powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,100 Enterprise Partners in MoneyLion's network who integrate MoneyLion's software platform onto their properties, MoneyLion enables a more simple and efficient system of customer acquisition and also provides value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded MoneyLion's addressable market, extended the reach of its own products and services and diversified its revenue mix.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive loss; therefore, there is no difference between net loss and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.

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

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consumer revenues
Service and subscription fees	$67,841	$52,109	$196,547	$149,271
Net interest income on finance receivables	3,258	2,351	9,490	7,436
Total consumer revenues	71,099	54,460	206,037	156,707
Enterprise service revenues	39,159	34,288	104,431	89,095
Total revenue, net	$110,258	$88,748	$310,468	$245,802

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

The Company has no assets measured at fair value on a recurring or non-recurring basis as of September 30, 2023 nor December 31, 2022. Liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are the Private Placement Warrants (as defined herein) and contingent consideration related to mergers and acquisitions, which are further described in Note 13, "Stock Warrants," and Note 16, "Mergers and Acquisitions," respectively. The Company has no liabilities measured at fair value on a non-recurring basis as of September 30, 2023 nor December 31, 2022. There have been no transfers between levels during the nine months ended September 30, 2023 and 2022.

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

Goodwill—The Company performed goodwill impairment testing annually on the last day of the fiscal year or more frequently if indicators of potential impairment exist until goodwill was fully impaired as described below. A potential impairment indicator was identified on each of June 30, 2022, September 30, 2022, December 31, 2022 and June 30, 2023 due to a decline in the price of the Class A Common Stock and the Company's related market capitalization and, as such, the Company performed a goodwill impairment test as of June 30, 2022, September 30, 2022, December 31, 2022 and June 30, 2023. The goodwill impairment test is performed at the consolidated company level since the Company represents one reporting unit.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting and subsequently issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions in which the reference London Interbank Offered Rate (“LIBOR”) or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. These ASUs are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022 and the expedients are available through December 31, 2024. Early adoption is permitted. The Company has no significant contracts based on LIBOR as of September 30, 2023. As such, the Company currently does not intend to elect the optional expedients and exceptions.

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

The Company’s policy is to suspend recognition of interest income on secured personal loans and place the secured personal loan on nonaccrual status when the account is more than 60 days past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due. Any accrued interest receivable that becomes 90 days past due on a contractual basis is charged-off by reversing net interest income on loan receivables. Net charge-offs of accrued interest income were $396 and $568 for the three months ended September 30, 2023 and 2022 and $1,069 and $1,614 for the nine months ended September 30, 2023 and 2022.

Fees receivables represent the amounts due to the Company for tips and instant transfer fees related to the Instacash earned wage access product. Subscription receivables represent the amounts billed to customers for subscription services.

The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or Instacash advance terms though no direct correlation between charge-off rates and these factors has been identified in the Company's analysis. When assessing provision for losses on consumer receivables, the Company takes into account the composition and delinquency status of the outstanding consumer receivables and the related forecasted principal loss rates based on recent historical experience. Recent historical loss rates are updated on a quarterly basis. Charge-offs of consumer receivable balances occur after becoming ninety days past contractually due unless specific circumstances are identified on an individual or group of receivables that indicate charge-off is not appropriate. The level of exceptions to charge-offs occurring once ninety days past due is not material. Consumer receivable charge-offs typically occur within one year of origination. The tables below show consumer receivables balances as of September 30, 2023 and December 31, 2022 and the consumer receivables activity, charge-off rates and aging by product for the three and nine months ended September 30, 2023 and 2022.

Consumer receivables consisted of the following:

	September 30,	December 31,
	2023	2022
Loan receivables	$73,842	$73,451
Instacash receivables	97,586	77,688
Finance receivables	171,428	151,139
Fees receivable	13,671	14,019
Subscription receivables	3,487	3,419
Deferred loan origination costs	94	331
Accrued interest receivable	1,472	1,068
Consumer receivables, before allowance for credit losses	$190,152	$169,976

Changes in the allowance for losses on loan receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$6,249	$5,757	$5,784	$6,494
Provision for credit losses on receivables	3,205	1,344	6,808	7,445
Loan receivables charged off	(3,660)	(5,089)	(10,417)	(13,494)
Recoveries	808	3,331	4,427	4,898
Ending balance	$6,602	$5,343	$6,602	$5,343

Changes in the allowance for losses on Instacash receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$22,311	$16,401	$23,240	$15,131
Provision for credit losses on receivables	17,846	22,275	46,348	59,232
Instacash receivables charged off	(23,217)	(28,681)	(62,815)	(75,360)
Recoveries	4,820	6,332	14,987	17,324
Ending balance	$21,760	$16,327	$21,760	$16,327

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,100	$548	$908	$420
Provision for credit losses on receivables	2,628	2,553	10,671	6,758
Fees receivable charged off	(2,957)	(3,246)	(11,082)	(8,731)
Recoveries	627	744	1,901	2,152
Ending balance	$2,398	$599	$2,398	$599

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,095	$418	$1,292	$278
Provision for credit losses on receivables	1,442	1,256	3,367	4,018
Subscription receivables charged off	(1,452)	(1,487)	(4,173)	(4,426)
Recoveries	228	177	827	494
Ending balance	$1,313	$364	$1,313	$364

The following is an assessment of the repayment performance of loan receivables as of September 30, 2023 and December 31, 2022 and presents the contractual delinquency of the loan receivables portfolio:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$63,385	85.9%	$63,578	86.6%

Delinquency:
31 to 60 days	5,856	7.9%	5,579	7.6%
61 to 90 days	4,601	6.2%	4,294	5.8%
Total delinquency	10,457	14.1%	9,873	13.4%
Loan receivables before allowance for credit losses	$73,842	100.0%	$73,451	100.0%

Loan receivables that are 61 to 90 days contractually past due are placed on non-accrual status.

The following is an assessment of the repayment performance of Instacash receivables as of September 30, 2023 and December 31, 2022 and presents the contractual delinquency of the Instacash receivables portfolio:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$82,813	84.9%	$70,003	90.1%

Delinquency:
31 to 60 days	7,953	8.1%	7,685	9.9%
61 to 90 days	6,820	7.0%	—	0.0%
Total delinquency	14,773	15.1%	7,685	9.9%
Instacash receivables before allowance for credit losses	$97,586	100.0%	$77,688	100.0%

The following is an assessment of the repayment performance of fees receivable as of September 30, 2023 and December 31, 2022 and presents the contractual delinquency of the fees receivable portfolio:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$11,579	84.7%	$10,645	75.9%

Delinquency:
31 to 60 days	1,118	8.2%	3,374	24.1%
61 to 90 days	974	7.1%	—	0.0%
Total delinquency	2,092	15.3%	3,374	24.1%
Fees receivable before allowance for credit losses	$13,671	100.0%	$14,019	100.0%

The following is an assessment of the repayment performance of subscription receivables as of September 30, 2023 and December 31, 2022 and presents the contractual delinquency of the subscription receivables portfolio:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$2,477	71.1%	$2,487	72.8%

Delinquency:
31 to 60 days	569	16.3%	534	15.6%
61 to 90 days	441	12.6%	398	11.6%
Total delinquency	1,010	28.9%	932	27.2%
Subscription receivables before allowance for credit losses	$3,487	100.0%	$3,419	100.0%

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Leasehold improvements	$1,914	$1,970
Furniture and fixtures	720	853
Computers and equipment	2,316	2,298
	4,950	5,121
Less: accumulated depreciation	(2,839)	(2,145)
Furniture and equipment, net	$2,111	$2,976

Total depreciation expense related to property and equipment was $225 and $318 for the three months ended September 30, 2023 and 2022, respectively, and $812 and $805 for the nine months ended September 30, 2023 and 2022, respectively.

5. INTANGIBLE ASSETS

Changes in goodwill were as follows:

	Goodwill Before Impairment	Cumulative Goodwill Impairments	Goodwill
Balance at December 31, 2022	$163,360	$(136,760)	$26,600
Goodwill impairment loss	—	(26,721)	$(26,721)
Other	121	—	121
Balance at September 30, 2023	$163,481	$(163,481)	$—

Intangible assets consisted of the following:

		September 30,	December 31,
	Useful Life	2023	2022
Proprietary technology and capitalized internal-use software	3 - 7 years	$41,556	$41,495
Work in process		1,672	1,812
Customer relationships	10 - 15 years	160,500	160,500
Trade names	9 - 15 years	15,960	16,620
Less: accumulated amortization		(38,777)	(26,180)
Intangible assets, net		$180,911	$194,247

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internally developed software were $1,454 and $2,281 for the three months ended September 30, 2023 and 2022, respectively, and were $4,305 and $5,069 during the nine months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023 and 2022, total amortization expense was $5,881 and $5,838, respectively. For the nine months ended September 30, 2023 and 2022, total amortization expense was $17,591 and $14,778, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at September 30, 2023 for the years ending:

Remainder of 2023	$5,890
2024	23,546
2025	23,546
2026	23,546
2027	22,974
Thereafter	79,737
$179,239

6. OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2023	2022
Receivable from payment processors	$34,933	$32,881
Prepaid expenses	5,958	8,804
Operating lease right-of-use assets	7,158	9,123
Other	2,981	3,850
Total other assets	$51,030	$54,658

7. VARIABLE INTEREST ENTITIES

The Company’s primary source of funding for originated receivables is special purpose vehicle financings from third-party lenders (the “SPV Credit Facilities”). The Company may sell certain loan and Instacash receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (the “SPV Borrowers”), which pledge such receivables as collateral to support the financing of additional receivables. The underlying loan and Instacash receivables are originated and serviced by other wholly owned subsidiaries of the Company. The SPV Borrowers are required to maintain pledged collateral consisting of loan and Instacash receivables with a net asset balance that equals or exceeds 90% of the aggregate principal amounts of the loans financed through the SPV Credit Facilities. Proceeds received from the SPV Credit Facilities can only be used to purchase loan and Instacash receivables. The payments and interest, as applicable, received from the loan and Instacash receivables held by the SPV Borrowers are used to repay obligations under the SPV Credit Facilities. While the SPV Credit Facilities and related agreements provide assurances to the third-party lenders regarding the quality of loan and Instacash receivables and certain origination and servicing functions to be performed by other wholly owned subsidiaries of the Company, the third-party lender may absorb losses in the event that the payments and interest, as applicable, received in connection with the loan and Instacash receivables are not sufficient to repay the loans made through the SPV Credit Facilities.

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

8. DEBT

The Company’s debt as of September 30, 2023 and December 31, 2022 is presented below:

	September 30,	December 31,
	2023	2022
Monroe Term Loans	$75,000	$90,000
Unamortized discounts and debt issuance costs	(743)	(1,383)
Total secured loans, net	$74,257	$88,617

ROAR 1 SPV Credit Facility	$63,000	$83,000
ROAR 2 SPV Credit Facility	59,000	63,000
Unamortized discounts and debt issuance costs	(1,837)	(2,606)
Total other debt, net	$120,163	$143,394

For more information regarding debt instruments outstanding as of December 31, 2022, see Note 9, “Debt” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Monroe Term Loans (as defined below) are comprised of term loans with a principal balance of $70.0 million (the "Term A-1 Loans") and term loans with a principal balance of $5.0 million (the "Term A-2 Loans" and together with the Term A-1 Loans, the "Monroe Term Loans"). The interest rate as of September 30, 2023 on the Term A-1 Loans and Term A-2 Loans was 14.75% and 14.25%, respectively.

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

9. LEASES

The Company is party to operating leases for all of its offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $1,092 and $770 for the three months ended September 30, 2023 and 2022, respectively, and $2,673 and $2,138 for the nine months ended September 30, 2023 and 2022, respectively. Short-term lease expense and variable lease expense were not material for the three and nine months ended September 30, 2023 and 2022.

On July 28, 2023, the Company entered into a sublease for 12,765 square feet of the Company's rental space in New York, New York, which does not include the Company's headquarters. As a result, $377 of impairment charges were recognized during the third quarter of fiscal year 2023 relating to the impairment of the right of use asset and property and equipment related to the site. Net rental income of $111 was recorded in other income for the three and nine months ended September 30, 2023 and was not material for the three and nine months ended September 30, 2022.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

September 30, 2023
Remainder of 2023	$823
2024	3,093
2025	2,662
2026	1,268
2027	904
Thereafter	768
Total lease payments	9,518
Less: imputed interest	1,647
Lease liabilities	$7,871
Weighted-average remaining lease term (years)	3.6
Weighted-average discount rate	11.8%

10. INCOME TAXES

As of September 30, 2023 and December 31, 2022, the Company maintained a valuation allowance of $90,917 and $84,952, respectively. The valuation allowance was recorded due to the fact that the Company has incurred operating losses to date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,900 during the nine months ended September 30, 2023 and decreased by approximately $1,100 during the nine months ended September 30, 2022.

The effective tax rate differs from the statutory tax rate of 21% due to the effect of stock compensation, accrued dividends on convertible preferred stock, executive compensation, goodwill impairment, other permanent differences and state taxes.

Total U.S. federal and state operating loss carryforwards as of September 30, 2023 and December 31, 2022 were approximately $753,300 and $786,600, respectively. U.S. federal net operating loss carryforwards begin to expire in 2033, and state operating loss carryforwards begin to expire in 2027. U.S. federal net operating losses of approximately $398,000 carry forward indefinitely.

As of September 30, 2023, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

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

Stock-based compensation of $5,702 and $5,127 was recognized during the three months ended September 30, 2023 and 2022, respectively, and stock-based compensation of $16,657 and $13,643 was recognized during the nine months ended September 30, 2023 and 2022, respectively.

The number of units awarded under the Incentive Plan are generally based on a weighted average of the Class A Common Stock in the days leading up to the grant. Fair values for restricted stock units ("RSUs") and performance stock units ("PSUs") based on the Company’s operating performance are valued based on the price of the Class A Common Stock at the time of grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. The following table represents activity within the Incentive Plan for the nine months ended September 30, 2023:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	688,903	$20.87	n/a
Performance Stock Unit	Service and performance-based	173,599	$17.03	n/a
Performance Stock Unit	Service and market-based	300,000	$9.73	n/a

The following table represents outstanding equity awards as of September 30, 2023:

Type	Vesting Conditions	Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	891,346	$32.17	n/a
Performance Stock Unit	Service and performance-based	200,456	$22.91	n/a
Performance Stock Unit	Service and market-based	323,894	$11.45	n/a
Options	Service-based	904,162	$20.78	$25.78

The grant date fair values for the PSUs with market conditions issued during the nine months ended September 30, 2023 were calculated using a Monte Carlo simulation model. Assumptions used for the Monte Carlo simulation model were as follows:

Nine Months Ended
September 30, 2023
Expected Volatility	83%
Expected Dividend	—
Expected Term in Years	3.00
Risk Free Interest Rate	4.72%

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

The Private Placement Warrants are valued based on the per warrant price of the Public Warrants, subject to adjustments to account for differences in contractual terms between the Private Placement Warrants and the Public Warrants. The per warrant price of the Public Warrants as of September 30, 2023 was $0.04.

The following table presents the changes in the liability related to the Private Placement Warrants:

Private Placement
Warrants
Warrants payable balance, December 31, 2022	$337
Mark-to-market adjustment	68
Warrants payable balance, September 30, 2023	$405

For more information regarding the Public Warrants and Private Placement Warrants, see Note 14, “Stock Warrants” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

14. NET LOSS PER SHARE

The following table sets forth the computation of net loss per share of Class A Common Stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,110)	$(21,017)	$(41,050)	$(54,060)
(Accrued) / reversal of previously accrued dividends on preferred stock	—	(1,688)	690	(4,892)
Net loss attributable to common shareholders	$(4,110)	$(22,705)	$(40,360)	$(58,952)

Denominator:
Weighted-average common shares outstanding - basic and diluted(1)	10,221,956	8,156,757	9,375,221	7,910,074
Net loss per share attributable to common stockholders - basic and diluted(1)	$(0.40)	$(2.78)	$(4.30)	$(7.45)

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

For the three and nine months ended September 30, 2023 and 2022, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the right to receive earnout shares and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three and nine months ended September 30, 2023 and 2022.

The following potentially issuable shares of Class A Common Stock have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	September 30,
	2023	2022
Conversion of convertible preferred stock(1)	—	855,186
Warrants to purchase common stock and redeemable convertible preferred stock(1)	853,330	853,330
PSUs, RSUs and options to purchase common stock(1)	2,319,858	1,927,214
Right to receive earnout shares(1)	583,333	583,333
Total common stock equivalents	3,756,521	4,219,063

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

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of September 30, 2023, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York ("SDNY") against MoneyLion Technologies Inc., ML Plus LLC and the Company's 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, the Company moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, the Company moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. On October 9, 2023, the Company moved for a stay of the action pending a decision from the United States Supreme Court in CFPB v. Community Financial Services Association of America, Ltd., No. 22-448 (U.S. argued Oct. 3, 2023). The Company continues to maintain that the CFPB’s claims are meritless and is vigorously defending against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition or results of operations.

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement governing the MALKA Acquisition (the “MIPA”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and that the Seller Members’ claims in their lawsuit are meritless. The Company continues to vigorously defend against the lawsuit and has filed counterclaims against the Seller Members, alleging, among other things, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. At this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition or results of operations.

On July 27, 2023, MassMutual Ventures US II LLC, Canaan X L.P., Canaan XI L.P., F-Prime Capital Partners Tech Fund LP and GreatPoint Ventures Innovation Fund II, L.P., each of which are former equityholders of Even Financial Inc. and former holders of the Company’s Series A Preferred Stock (collectively, the “Former Preferred Stockholders”), brought a civil action in the SDNY against MoneyLion Inc., its Board of Directors and certain officers seeking declaratory relief and related damages. The Former Preferred Stockholders allege that the 1-for-30 Reverse Stock Split of the Class A Common Stock effected on April 24, 2023 was undertaken in a manner designed to trigger the Automatic Conversion Event pursuant to which all outstanding shares of Series A Preferred Stock automatically converted into certain shares of Class A Common Stock following the close of trading on the NYSE on May 26, 2023. The Former Preferred Stockholders further allege that the Definitive Proxy Statement the Company filed with the SEC on March 31, 2023 relating to the Special Meeting of Stockholders to approve the Reverse Stock Split proposal contained false and/or misleading statements and material omissions, and that the Company improperly failed to obtain the separate vote of the holders of the Series A Preferred Stock to approve the Reverse Stock Split. In connection therewith, the Former Preferred Stockholders assert claims against all defendants under Section 14(a) of the Securities Exchange Act of 1934 and for breach of the Certificate of Designations governing the Series A Preferred Stock, and a claim against the individual defendants for breach of fiduciary duty. The Company believes that the Former Preferred Stockholders’ claims are meritless, and on November 6, 2023, the Company filed a motion to dismiss the lawsuit in its entirety. The Company intends to vigorously defend against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition or results of operations.

16. MERGERS AND ACQUISITIONS

Engine—On February 17, 2022, the Company completed the acquisition of all voting interest in Even Financial Inc., which was subsequently renamed to Engine, pursuant to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Epsilon Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company, Even Financial Inc. and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as representative of the equityholders of Even Financial Inc. Engine powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,100 Enterprise Partners in MoneyLion's network who integrate MoneyLion's software platform onto their properties, MoneyLion enables a more simple and efficient system of customer acquisition and also provides value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded MoneyLion's addressable market, extended the reach of its own products and services and diversified its revenue mix.

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

The following table presents the changes in the liability related to the Earnout and Preferred Stock Equivalents:

		Preferred Stock
	Earnout	Equivalents
Balance as of December 31, 2022	$6,946	$1,997
Change in fair value of contingent consideration	(5,047)	(1,386)
Settlement of contingent consideration	(1,899)	(611)
Balance as of September 30, 2023	$—	$—

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

The Company’s pro forma revenue and net loss for the nine months ended September 30, 2022 below has been prepared as if Even Financial Inc. had been purchased on January 1, 2022. The Company made certain pro forma adjustments related to amortization of intangible assets, intercompany activity and interest expense.

Nine Months Ended September 30, 2022
(unaudited)
Revenue	$254,901
Net loss	$(58,430)

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

The unsettled restricted shares payable relating to the MALKA Acquisition earnout and the related make-whole were valued at $2,444 as of December 31, 2022 and were settled during the first quarter of 2023. The $180 decline and $15,417 increase in fair value for the nine months ended September 30, 2023 and 2022, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions. The restricted shares payable based on 2021 and 2022 operating performance were valued based on the Class A Common Stock price per share as of December 31, 2022.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 7, 2023, the date on which these consolidated financial statements were available to be issued, and concluded that the following subsequent events were required to be disclosed:

On October 13, 2023, the Company paid $5.0 million of the outstanding principal balance of the Term A-1 Loans and the remaining $5.0 million principal balance of the Term A-2 Loans outstanding pursuant to the terms of Amendment No. 2, as described further in Note 8, "Debt."

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

We have purposefully built our platform in pursuit of our mission to rewire the financial system. We aim to build tools to help consumers through all of their financial inflection points through the use of comprehensive, data-driven analytics that connect consumers with the appropriate financial solution for their individual needs, whether through our first-party products or an offering through our marketplace platforms. As of September 30, 2023, we had 12.1 million Total Customers who used 20.3 million Total Products and over 1,100 Enterprise Partners in our network. We utilize innovative approaches to financial advice, education and literacy by delivering our customers dynamic money-related content, positioning ourselves at the forefront of evolving trends in media consumption so that our customers can better understand and manage their finances. By providing both access and ability and shortening the distance between education and action, we empower customers to take control of their money, no matter their financial circumstances – Every Time You Money.

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

Recent Developments

Recent events impacting our business are as follows:

Monroe Term Loan Repayments

On July 14, 2023, the Company paid $10.0 million of the outstanding principal balance of the Term A-2 Loans pursuant to the terms of Amendment No. 2, as described further in Part I, Item 1 "Financial Statements — "Debt."

On October 13, 2023, the Company paid $5.0 million of the outstanding principal balance of the Term A-1 Loans and the remaining $5.0 million principal balance of the Term A-2 Loans outstanding pursuant to the terms of Amendment No. 2, as described further in Part I, Item 1 "Financial Statements — "Debt."

Business Combinations — Since January 1, 2022, we have completed the following business combination:

•
Engine – On February 17, 2022, we completed our acquisition of Even Financial Inc., which was subsequently renamed to ML Enterprise Inc., doing business as the brand Engine by MoneyLion ("Engine" and such acquisition, the “Engine Acquisition”). Engine powers the leading embedded finance marketplace solutions we offer to our Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,100 Enterprise Partners in our network who integrate our software platform onto their properties, we enable a more simple and efficient system of customer acquisition and also provide value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded our addressable market, extended the reach of our own products and services and diversified our revenue mix.

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

Pricing of Our Products and Services

We derive a substantial portion of our revenue from fees earned from our products and services. The fees we earn are subject to a variety of external factors such as competition, interchange rates and other macroeconomic factors, such as interest rates and inflation, among others. We may provide discounts or other incentives and rewards that we pay to customers who utilize multiple products and services to expand usage of our platform. We may also lower pricing on our products and services to acquire new customers. As the market for our platform matures, or as new or existing competitors introduce new products, services or functionality that compete with ours, we may experience pricing pressure and be unable to retain current customers and clients and attract new customers and clients at prices that are consistent with our pricing model and operating budget. Our pricing strategy may prove to be unappealing to our customers and clients, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could adversely affect our business.

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

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace loan offer. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 12.1 million and 5.4 million as of September 30, 2023 and 2022, respectively.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace loan offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or Instacash advances or opened multiple products through our marketplace, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 20.3 million and 11.3 million as of September 30, 2023 and 2022, respectively.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,126, comprising 508 Product Partners and 618 Channel Partners, and 1,024, comprising 441 Product Partners and 583 Channel Partners, as of September 30, 2023 and 2022, respectively.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending product and Instacash earned wage access product and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $564 million and $446 million for the three months ended September 30, 2023 and 2022, respectively, and $1,619 million and $1,292 million for the nine months ended September 30, 2023 and 2022, respectively. All originations were originated directly by MoneyLion.

Gross Profit

The calculation of gross profit, which is prepared in accordance with U.S. GAAP, for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue, net	$110,258	$88,748	$310,468	$245,802
Less:
Cost of Sales
Direct costs	(32,813)	(28,837)	(94,845)	(79,427)
Provision for credit losses on receivables - subscription receivables[1]	(1,442)	(1,256)	(3,367)	(4,018)
Provision for credit losses on receivables - fees receivables[2]	(2,628)	(2,553)	(10,671)	(6,758)
Technology related costs	(2,945)	(2,410)	(9,225)	(7,396)
Professional services	(1,402)	(1,665)	(4,029)	(3,850)
Compensation and benefits	(2,191)	(2,780)	(7,016)	(6,451)
Other operating expenses	(128)	(121)	(350)	(344)
Gross Profit	$66,709	$49,126	$180,965	$137,559

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

Net Income (Loss) and Adjusted EBITDA (Non-GAAP Measure)

Management believes net income (loss), presented in accordance with U.S. GAAP, and Adjusted EBITDA, a non-U.S. GAAP measure, provide relevant and useful information to investors regarding the performance of the company. Refer to the “— Non-GAAP Measures” section below for further discussion.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Revenues

The following table is reference for the discussion that follows.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$67,841	$52,109	$15,732	30.2%	$196,547	$149,271	$47,276	31.7%
Net interest income on finance receivables	3,258	2,351	907	38.6%	9,490	7,436	2,054	27.6%
Total consumer revenues	71,099	54,460	16,639	30.6%	206,037	156,707	49,330	31.5%
Enterprise service revenues	39,159	34,288	4,871	14.2%	104,431	89,095	15,336	17.2%
Total revenue, net	$110,258	$88,748	$21,510	24.2%	$310,468	$245,802	$64,666	26.3%

We generate revenues primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Service and subscription fees

Service and subscription fees increased by $15.7 million, or 30.2%, to $67.8 million for the three months ended September 30, 2023, as compared to $52.1 million for the same period in 2022. The increase in service and subscription fees was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $16.5 million, which was driven by the growth of Instacash advances across both existing and new customers, an increase in cardholder fees from RoarMoney accounts of $0.5 million due to an increased number of customers using RoarMoney and foreign transaction fees and instant transfer fees charged to RoarMoney users, and an increase in subscription fees of $0.3 million due to an increased number of customers using our membership program; this was partially offset by a decrease of $1.5 million in revenue from a transaction volume-based incentive payment program from a third-party payment network compared to the three months ended September 30, 2022.

Service and subscription fees increased by $47.3 million, or 31.7%, to $196.5 million for the nine months ended September 30, 2023, as compared to $149.3 million for the same period in 2022. The increase in service and subscription fees was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $46.4 million, which was driven by the growth of Instacash advances across both existing and new customers, an increase in cardholder fees from RoarMoney accounts of $1.7 million due to an increased number of customers using RoarMoney and foreign transaction fees launched in Q2 2022 and instant transfer fees launched in Q3 2022, and higher membership revenues of $0.3 million; this was offset by a decrease of $1.0 million of revenue from a transaction volume-based incentive payment program from a third-party payment network compared to the nine months ended September 30, 2022.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Plus loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $0.9 million, or 38.6%, to $3.3 million for the three months ended September 30, 2023, as compared to $2.4 million for the same period in 2022. The increase in net interest income on finance receivables was driven by the origination growth on our Credit Builder Plus loan program across both existing and new customers of $0.5 million, lower provision on interest fees of $0.1 million and lower amortization of loan origination costs of $0.3 million.

Net interest income on finance receivables increased by $2.1 million, or 27.6%, to $9.5 million for the nine months ended September 30, 2023, as compared to $7.4 million for the same period in 2022. The increase in net interest income on finance receivables was driven by the origination growth on our Credit Builder Plus loan program across both existing and new customers of $1.1 million, lower provision on interest fees of $0.4 million and lower amortization of loan origination costs of $0.6 million.

Enterprise service revenues

Enterprise service revenues increased by $4.9 million, or 14.2%, to $39.2 million for the three months ended September 30, 2023, as compared to $34.3 million for the same period in 2022. This increase was primarily driven by stronger performance within our Enterprise Marketplace, which was partially offset by lower performance in our Consumer Marketplace and media business.

Enterprise service revenues increased by $15.3 million, or 17.2%, to $104.4 million for the nine months ended September 30, 2023, as compared to $89.1 million for the same period in 2022. This increase was primarily driven by stronger performance within our Enterprise Marketplace, which was partially offset by lower performance in our Consumer Marketplace and media business.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	$25,121	$27,428	$(2,307)	-8.4%	$67,194	$77,453	$(10,259)	-13.2%
Compensation and benefits	23,511	25,619	(2,108)	-8.2%	70,491	74,160	(3,669)	-4.9%
Marketing	7,029	6,954	75	1.1%	19,970	27,847	(7,877)	-28.3%
Direct costs	32,813	28,837	3,976	13.8%	94,845	79,427	15,418	19.4%
Professional services	4,968	7,546	(2,578)	-34.2%	14,485	21,486	(7,001)	-32.6%
Technology-related costs	5,891	5,327	564	10.6%	17,540	15,241	2,299	15.1%
Other operating expenses	9,824	11,209	(1,385)	-12.4%	30,038	31,820	(1,782)	-5.6%
Total operating expenses	$109,157	$112,920	$(3,763)	-3.3%	$314,563	$327,434	$(12,871)	-3.9%

Other (expense) income
Interest expense	$(7,088)	$(7,880)	$792	-10.1%	$(21,929)	$(21,638)	$(291)	1.3%
Change in fair value of warrant liability	(81)	414	(495)	nm	(68)	7,275	(7,343)	nm
Change in fair value of contingent consideration from mergers and acquisitions	-	10,214	(10,214)	-100.0%	6,613	14,034	(7,421)	-52.9%
Goodwill impairment loss	-	-	-	nm	(26,721)	-	(26,721)	nm
Other income (expense)	2,358	460	1,898	412.6%	5,264	(447)	5,711	nm
Total other (expense) income	$(4,811)	$3,208	$(8,019)	nm	$(36,841)	$(776)	$(36,065)	4,647.6%

Income tax expense (benefit)	$400	$53	$347	654.7%	$114	$(28,348)	$28,462	nm

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

Provision for credit losses on consumer receivables decreased by $2.3 million, or 8.4%, to $25.1 million for the three months ended September 30, 2023, as compared to $27.4 million for the same period in 2022. This decrease resulted primarily from a decrease to provision related to Instacash advance receivables of $4.4 million, which was partially offset by an increase in provision related to Credit Builder Plus loan receivables of $1.9 million and an increase in provision related to subscription fees of $0.2 million.

Provision for credit losses on consumer receivables decreased by $10.3 million, or 13.2%, to $67.2 million for the nine months ended September 30, 2023, as compared to $77.5 million for the same period in 2022. This decrease resulted primarily from a decrease to provision related to Instacash advance receivables of $12.9 million, a decrease to provision related to subscription fees of $0.7 million and a decrease to provision related to Credit Builder Plus loan receivables of $0.6 million, which was partially offset by an increase in provision for Instacash instant transfer fees and tips of $3.9 million.

Compensation and benefits

Compensation and benefits decreased by $2.1 million, or 8.2%, to $23.5 million for the three months ended September 30, 2023, as compared to $25.6 million for the same period in 2022. This decrease was driven primarily by a net $4.3 million of reduced employee salary and benefits expenses as a result of expense reduction initiatives. This decrease was partially offset by $0.7 million of higher incentive compensation expenses due to company performance, lower capitalized salaries of $0.8 million in 2023 as a result of expense reduction initiatives, $0.6 million of higher stock-based compensation expenses, and $0.1 million of higher severance expense.

Compensation and benefits decreased by $3.7 million, or 4.9%, to $70.5 million for the nine months ended September 30, 2023, as compared to $74.2 million for the same period in 2022. This decrease was driven primarily by a net $6.7 million reduction in employee salary and benefits expenses as a result of expense reduction initiatives,$0.5 million reduction in incentive compensation, and $0.3 million of lower severance costs. This decrease was partially offset by $3.0 million of higher stock-based compensation expenses, and lower capitalized salaries of $0.8 million in 2023.

Marketing

Marketing increased by $0.1 million, or 1.1%, to $7.0 million for the three months ended September 30, 2023, as compared to $7.0 million for the same period in 2022. This increase resulted primarily from slightly higher spend related to advertising through digital platforms.

Marketing decreased by $7.9 million, or 28.3%, to $20.0 million for the nine months ended September 30, 2023, as compared to $27.8 million for the same period in 2022. This decrease resulted primarily from lower spend related to advertising through digital platforms.

Direct costs

Direct costs increased by $4.0 million, or 13.8%, to $32.8 million for the three months ended September 30, 2023, as compared to $28.8 million for the same period in 2022. The increase was primarily driven by $2.4 million of direct costs related to the growth of Enterprise revenues and an increase in payment processing fees of $1.6 million and underwriting expenses of $0.5 million, driven by growth in Total Originations and Total Customers, partially offset by a $0.5 million decrease in costs related to our MoneyLion Investing offering.

Direct costs increased by $15.4 million, or 19.4%, to $94.8 million for the nine months ended September 30, 2023, as compared to $79.4 million for the same period in 2022. The increase was primarily driven by $10.8 million of direct costs related to the growth of Enterprise revenues and an increase in payment processing fees of $4.2 million and underwriting expenses of $1.2 million, driven by growth in Total Originations and Total Customers, partially offset by a $0.8 million decrease in costs related to our RoarMoney Banking and MoneyLion Investing offering.

Professional services

Professional services decreased by $2.6 million, or 34.2%, to $5.0 million for the three months ended September 30, 2023, as compared to $7.5 million for the same period in 2022. This decrease resulted primarily from $2.8 million of lower outside consulting expenses driven by expense reduction initiatives, which was partially offset by an increase of $0.2 million in outside legal expenses.

Professional services decreased by $7.0 million, or 32.6%, to $14.5 million for the nine months ended September 30, 2023, as compared to $21.5 million for the same period in 2022. This decrease resulted primarily from $4.6 million of lower outside consulting expenses driven by expense reduction initiatives, $0.9 million of lower outside legal expenses, $0.9 million of lower accounting and audit expenses and $0.5 million of lower recruiting expenses.

Technology-related costs

Technology-related costs increased by $0.6 million, or 10.6%, to $5.9 million for the three months ended September 30, 2023, as compared to $5.3 million for the same period in 2022. This increase resulted primarily from an increase in expenses for software licenses and subscriptions of $0.4 million and depreciation and amortization related to equipment and software of $0.2 million.

Technology-related costs increased by $2.3 million, or 15.1%, to $17.5 million for the nine months ended September 30, 2023, as compared to $15.2 million for the same period in 2022. This increase resulted primarily from an increase in depreciation and amortization related to equipment and software of $1.1 million and an increase in expenses for software licenses and subscriptions of $0.8 million and other technology purchases of $0.5 million.

Other operating expenses

Other operating expenses decreased by $1.4 million, or 12.4%, to $9.8 million for the three months ended September 30, 2023, as compared to $11.2 million for the same period in 2022. The decrease was primarily driven by lower costs related to legal matters of $1.8 million; this was partially offset by higher facilities expenses of $0.3 million and higher corporate insurance expenses of $0.2 million,

Other operating expenses decreased by $1.8 million, or 5.6%, to $30.0 million for the nine months ended September 30, 2023, as compared to $31.8 million for the same period in 2022. The decrease was primarily driven by lower costs related to legal matters of $2.8 million and lower expenses related to processing transactions in our Consumer business of $0.7 million; this was partially offset by an increase in intangible amortization of $1.6 million attributable to the Engine Acquisition.

Our other (expense) income consists of the following:

Interest expense

Interest expense decreased by $0.8 million, or 10.1%, to $7.1 million for the three months ended September 30, 2023, as compared to $7.9 million for the same period in 2022. This decrease resulted from a decrease in average debt outstanding during the three months ended September 30, 2023 compared to the same period in 2022, which was partially offset by an increase in interest rates on the Monroe Term Loans during the three months ended September 30, 2023 compared to the same period in 2022. See Part I, Item 1 “Financial Statements — Debt” for more information.

Interest expense increased by $0.3 million, or 1.3%, to $21.9 million for the nine months ended September 30, 2023, as compared to $21.6 million for the same period in 2022. This increase resulted from an increase in interest rates on the Monroe Term Loans during the nine months ended September 30, 2023 compared to the secured borrowings outstanding during the same period in 2022. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was an expense of $0.1 million for the three months ended September 30, 2023, as compared to a benefit of $0.4 million for the same period in 2022. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of warrant liability was an expense of $0.1 million for the nine months ended September 30, 2023, as compared to a benefit of $7.3 million for the same period in 2022. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of contingent consideration from mergers and acquisitions

There was no change in fair value of contingent consideration from mergers and acquisitions for the three months ended September 30, 2023 since there was no unsettled contingent consideration outstanding during the three months ended September 30, 2023.

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $6.6 million for the nine months ended September 30, 2023, as compared to a benefit of $14.0 million for the same period in 2022. The change in benefit was primarily driven by the inputs used in computing the valuations of contingent consideration.

Goodwill impairment loss

A goodwill impairment loss of $26.7 million was recorded during the nine months ended September 30, 2023. There was no such loss in the prior period in 2022. The goodwill impairment loss was primarily caused by a decline in the price of the Class A Common Stock and the Company's related market capitalization during the second quarter of 2023.

Other income (expense)

Other income increased by $1.9 million to $2.4 million for the three months ended September 30, 2023, as compared to $0.5 million for the same period in 2022. The increase was primarily related to an increase in interest income earned on interest bearing deposits of $1.5 million. The three months ended September 30, 2023 also included non-recurring trademark use settlement income of $0.2 million and sublease income of $0.1 million.

Other income increased by $5.7 million to $5.3 million for the nine months ended September 30, 2023, as compared to other expense of $0.4 million for the same period in 2022. The increase was primarily related to an increase in interest income earned on interest bearing deposits of $4.9 million and lower losses on debt forgiveness of $0.3 million. The nine months ended September 30, 2023 also included non-recurring trademark use settlement income of $0.2 million and sublease income of $0.1 million.

Income tax expense (benefit)

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the tax activity recorded during the nine months ended September 30, 2023.

Changes in Financial Condition to September 30, 2023 from December 31, 2022

	September 30,	December 31,	Change
	2023	2022	$	%
Assets
Cash and restricted cash	$101,016	$153,709	$(52,693)	-34.3%
Consumer receivables	190,152	169,976	20,176	11.9%
Allowance for credit losses on consumer receivables	(32,073)	(24,841)	(7,232)	29.1%
Consumer receivables, net	158,079	145,135	12,944	8.9%
Enterprise receivables, net	19,109	19,017	92	0.5%
Property and equipment, net	2,111	2,976	(865)	-29.1%
Goodwill and intangible assets, net	180,911	220,847	(39,936)	-18.1%
Other assets	51,030	54,658	(3,628)	-6.6%
Total assets	$512,256	$596,342	$(84,086)	-14.1%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	$194,420	$232,011	$(37,591)	-16.2%
Accounts payable and accrued liabilities	45,581	58,129	(12,548)	-21.6%
Warrant liability	405	337	68	20.2%
Other liabilities	15,870	33,496	(17,626)	-52.6%
Total liabilities	256,276	323,973	(67,697)	-20.9%
Series A Preferred Stock	-	173,208	(173,208)	-100.0%
Stockholders' equity:
Common Stock	1	1	-	0.0%
Additional paid-in capital	964,203	766,839	197,364	25.7%
Accumulated deficit	(698,524)	(657,979)	(40,545)	6.2%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	255,980	99,161	156,819	158.1%
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$512,256	$596,342	$(84,086)	-14.1%

Assets

Cash and restricted cash

Cash and restricted cash decreased by $52.7 million, or 34.3%, to $101.0 million as of September 30, 2023, as compared to $153.7 million as of December 31, 2022. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $12.9 million, or 8.9%, to $158.1 million as of September 30, 2023, as compared to $145.1 million as of December 31, 2022. The increase was primarily attributable to an increase in Instacash receivables, net of allowance for credit losses, from December 31, 2022 to September 30, 2023. Refer to Part I, Item 1 “Financial Statements — Consumer Receivables” for additional information.

Enterprise receivables, net

Enterprise receivables, net increased by $0.1 million, or 0.5%, to $19.1 million as of September 30, 2023, as compared to $19.0 million as of December 31, 2022. This increase was primarily attributable to growth in Enterprise Marketplace receivables of $4.8 million and a reduction in the allowance for credit losses for enterprise receivables of $0.7 million which were mostly offset by decreases in Consumer Marketplace receivables of $3.3 million and decreases in media business receivables of $2.0 million.

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased by $39.9 million, or 18.1%, to $180.9 million as of September 30, 2023, as compared to $220.8 million as of December 31, 2022. This decrease was primarily attributable to the goodwill impairment recorded during the nine months ended September 30, 2023 and amortization of intangible assets.

Other assets

Other assets decreased by $3.6 million, or 6.6%, to $51.0 million as of September 30, 2023, as compared to $54.7 million as of December 31, 2022. This was primarily attributable to a decrease in prepaid expenses and amortization of operating lease right-of-use assets, partially offset by an increase in receivable from payment processors. Refer to Part I, Item 1 “Financial Statements — Other Assets” for additional information.

Liabilities

Debt agreements

Debt agreements decreased by $37.6 million, or 16.2%, to $194.4 million as of September 30, 2023, as compared to $232.0 million as of December 31, 2022. Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion of financing transactions.

Accounts payable and accrued expenses

Accounts payable and accrued expenses decreased by $12.5 million, or 21.6%, to $45.6 million as of September 30, 2023, as compared to $58.1 million as of December 31, 2022. The decrease was primarily attributable to annual bonuses paid, the settlement of dividends payable and lower litigation reserves during the nine months ending September 30, 2023.

Warrant liability

Warrant liability activity between September 30, 2023 and December 31, 2022 was not significant. Refer to the “— Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities decreased by $17.6 million, or 52.6%, to $15.9 million as of September 30, 2023, as compared to $33.5 million as of December 31, 2022. The decrease was primarily attributable to the settlement of all contingent consideration related to mergers and acquisitions and a reduction in insurance premium liabilities.

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

Receivables originated on our platform, including Credit Builder Plus loans and Instacash advances, were primarily financed through special purpose vehicle financings from third-party institutional lenders. As of September 30, 2023, there was an outstanding principal balance of $63.0 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $59.0 million under the ROAR 2 SPV Credit Facility. For more information, see Note 9, “Debt” and Note 8, “Variable Interest Entities” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility, respectively.

The following table presents the Company’s cash, restricted cash and receivable from payment processor as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Cash	$94,266	$115,864
Restricted cash	6,750	37,845
Receivable from payment processor	$34,933	$32,881

Cash Flows

The following table presents net change in cash and restricted cash from operating, investing and financing activities during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$36,072	$(386)	$74,115	$(9,896)
Net cash used in investing activities	(27,975)	(28,064)	(84,598)	(101,607)
Net cash (used in) provided by financing activities	(9,255)	439	(42,210)	54,488
Net change in cash and restricted cash	$(1,158)	$(28,011)	$(52,693)	$(57,015)

Operating Activities

Net cash provided by operating activities was $36.1 million for the three months ended September 30, 2023 compared to net cash used in operating activities of $0.4 million for the three months ended September 30, 2022. This increase in net cash provided by operating activities was primarily driven by an increase of approximately $25.6 million in profitability after adjusting for non-cash activity included in our net loss and an increase of $10.8 million related to changes in working capital.

Net cash provided by operating activities was $74.1 million for the nine months ended September 30, 2023 compared to net cash used in operating activities of $9.9 million for the nine months ended September 30, 2022. This increase in net cash provided by operating activities was primarily driven by an increase of approximately $77.7 million in profitability after adjusting for non-cash activity included in our net loss and an increase of $6.3 million related to changes in working capital.

Investing Activities

Net cash used in investing activities was $28.0 million for the three months ended September 30, 2023 compared to net cash used in investing activities of $28.1 million for the three months ended September 30, 2022. The decrease in net cash used in investing activities was primarily related to decreases in expenditures for property and equipment and software development, which were mostly offset by increases in net finance receivable originations during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Net cash used in investing activities was $84.6 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $101.6 million for the nine months ended September 30, 2022. The decrease in net cash used in investing activities was primarily related to $18.6 million spent on the Engine Acquisition, net of cash received, during the nine months ended September 30, 2022, compared to no cash payments for acquisitions during the nine months ended September 30, 2023.

Financing Activities

Net cash used in financing activities was $9.3 million for the three months ended September 30, 2023 compared to net cash provided by financing activities of $0.4 million for the three months ended September 30, 2022. The increase in cash used for financing activities was primarily attributable to an increase in principal payments during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Net cash used in financing activities was $42.2 million for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $54.5 million for the nine months ended September 30, 2022. The increase in cash used for financing activities was primarily attributable to a decrease in proceeds from debt issuances, net of fees and financing costs, an increase in debt principal payments and a decrease in proceeds related to exercise of stock options during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and cash disbursements related to the automatic conversion of the Series A Preferred Stock to Class A Common Stock pursuant to the terms of the Certificate of Designations governing the Series A Preferred Stock and dividends on the Series A Preferred Stock that were paid during the nine months ended September 30, 2023.

Financing Arrangements

Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of September 30, 2023:

	Total	Remainder of 2023	2024 – 2025	2026 – 2027	Thereafter
Monroe Term Loans	$75,000	$10,000	$—	$65,000	$—
ROAR 1 SPV Credit Facility	63,000	—	63,000	—	—
ROAR 2 SPV Credit Facility	59,000	—	59,000	—	—
Operating lease obligations	9,518	823	5,755	2,172	768
Vendor unconditional purchase obligations	29,632	—	12,632	17,000	—
Total	$236,150	$10,823	$140,387	$84,172	$768

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part I, Item 1 “Financial Statements — Debt” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At September 30, 2023, the Company did not have any material off-balance sheet arrangements.

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

We define Adjusted EBITDA as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrant liability, change in fair value of subordinated convertible notes, change in fair value of contingent consideration from mergers and acquisitions, goodwill impairment loss, stock-based compensation and one-time expenses less origination financing cost of capital. We believe that Adjusted EBITDA provides a meaningful understanding of an aspect of profitability based on our current product portfolio. In addition, Adjusted EBITDA is useful to an investor in evaluating our performance because it:

•
is a measure widely used by investors, analysts and competitors to measure a company’s operating performance;

•
is a metric used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

•
is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

The reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(4,110)	$(21,017)	$(41,050)	$(54,060)
Add back:
Interest related to corporate debt[1]	3,191	2,896	10,226	6,937
Income tax expense (benefit)	400	53	114	(28,348)
Depreciation and amortization expense	6,106	6,157	18,403	15,584
Changes in fair value of warrant liability	81	(414)	68	(7,275)
Change in fair value of contingent consideration from mergers and acquisitions	-	(10,214)	(6,613)	(14,034)
Goodwill impairment loss	-	-	26,721	-
Stock-based compensation expense	5,702	5,127	16,657	13,643
One-time expenses[2]	1,982	3,068	5,355	9,887
Adjusted EBITDA	$13,352	$(14,346)	$29,881	$(57,669)

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

The Monroe Term Loans and future funding arrangements may bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of September 30, 2023, would result in an approximately $0.8 million impact to annual interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weaknesses described above, as of September 30, 2023, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our ongoing remediation efforts.

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

We have determined, based on our current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described below, would not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2023, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to our business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

CFPB Litigation

On September 29, 2022, the Consumer Financial Protection Bureau (the "CFPB") initiated a civil action in the United States District Court for the Southern District of New York ("SDNY") against MoneyLion Technologies Inc., ML Plus LLC and our 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, we moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, we moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. On October 9, 2023, we moved for a stay of the action pending a decision from the United States Supreme Court in CFPB v. Community Financial Services Association of America, Ltd., No. 22-448 (U.S. argued Oct. 3, 2023). We continue to maintain that the CFPB’s claims are meritless and are vigorously defending against the lawsuit. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition or results of operations.

MALKA Seller Members Litigation

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement governing the MALKA Acquisition (the “MIPA”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). We believe that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and that the Seller Members’ claims in their lawsuit are meritless. We continue to vigorously defend against the lawsuit and have filed counterclaims against the Seller Members, alleging, among other things, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. At this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition or results of operations.

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

We believe that the Former Preferred Stockholders’ claims are meritless, and on November 6, 2023, we filed a motion to dismiss the lawsuit in its entirety. We intend to vigorously defend against the lawsuit. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition or results of operations.

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

None.

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

3.2

Amended and Restated Bylaws of MoneyLion Inc., effective as of March 15, 2023 (incorporated by reference to Exhibit 3.2 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 16, 2023).

10.1*†	Amendment No. 3 to the Amended and Restated Carrying Agreement, dated September 15, 2023, by and between DriveWealth, LLC and ML Wealth, LLC.
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

MONEYLION INC.

Date: November 7, 2023	By:	/s/ Richard Correia
Richard Correia President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 7, 2023	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)