Form 10-K
period 2023-12-31
MONEYLION INC.
filed 2024-03-07
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $100,228,000. Shares of the registrant’s Class A common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 10,517,998 shares of Class A common stock, par value $0.0001 per share, outstanding as of March 1, 2024.

Documents Incorporated by Reference

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

MoneyLion Inc.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

i

INTRODUCTORY NOTE

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “MoneyLion,” the “Company,” “we,” “us,” “our” and similar references refer to MoneyLion Inc. and, as context requires, its consolidated subsidiaries. “MALKA” refers to Malka Media Group LLC, a wholly-owned subsidiary of MoneyLion Technologies Inc., and “Engine” refers to ML Enterprise Inc., doing business as the brand “Engine by MoneyLion,” a wholly-owned subsidiary of MoneyLion Technologies Inc. which was previously named “Even Financial Inc.” and subsequently renamed in February 2023.

For convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K are listed without the ®, TM and SM symbols, but we intend to assert, and notify others of, our rights in and to these trademarks and service marks to the fullest extent under applicable law.

Reverse Stock Split

On April 24, 2023, the Company amended the Company's Fourth Amended and Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”). At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company's stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the New York Stock Exchange (the “NYSE”). The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol “ML.”

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

The effects of the Reverse Stock Split have been reflected in this Annual Report on Form 10-K for all periods presented.

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

•
Any failure to effectively match consumer leads from our Channel Partners with product offerings from our Product Partners or any reduced marketing spend by such Product Partners on our Enterprise platform could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•
Our business may be adversely affected by economic conditions and other factors, including adverse developments affecting financial institutions or the financial services industry generally, that we cannot control.

v

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

•
If we are unable to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

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

•
The collection, processing, use, storage, sharing and transmission of personally identifiable information (“PII”) and other sensitive data is subject to stringent and changing state and federal laws, regulations, standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.

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

Part I

Item 1. Business

Our Company

MoneyLion is a leader in financial technology, powering the next generation of personalized products and financial content for American consumers. MoneyLion was founded in 2013 with a vision to rewire the financial system. Our mission is to give everyone the power to make their best financial decisions. We believe that the financial wellness gap in America can be addressed by bridging the financial literacy and the financial access gaps, shortening the distance between education and action.

We design and offer modern personal finance products, tools and features and curate money-related content that delivers actionable insights and guidance to our users. We also operate and distribute embedded finance marketplace solutions that match consumers with personalized third-party offers from our partners, providing convenient access to an expansive breadth of financial solutions that enable consumers to borrow, spend, save and achieve better financial outcomes. Our leading marketplace solutions provide valuable distribution, acquisition, growth and monetization channels for our partners. In addition, we provide creative media and brand content services to clients across industries through our media division and leverage our adaptive, in-house content studio to produce and deliver engaging and dynamic content in support of our product and service offerings.

We have purposefully built our platform to help consumers navigate all of their financial inflection points, combining our deep first-party product expertise, engaging content, marketplaces, innovative technology, data and AI capabilities to create the ultimate marketplace solution. As of December 31, 2023, we had 14.0 million Total Customers who used 23.1 million Total Products and over 1,100 Enterprise Partners in our network. We strategically employ comprehensive, data-driven analytics and cutting-edge technology to enhance our platform, creating personalized experiences for our users based on our rich datasets. Utilizing innovative approaches to financial guidance that engage and educate our users within a peer community, we seek to empower consumers to take control of their financial lives.

Our Platform

Consumer

Through our Consumer platform, accessible through the free-to-download MoneyLion mobile application and online at www.moneylion.com, we offer our integrated core suite of financial products and services to make premium banking, borrowing and investing accessible to everyone. We believe the simplicity and seamless integration of our products with a full spectrum of financial and non-financial offers from our partners sets us apart in the industry. These products and services include personal financial management tools and features that provide critical insights into a customer’s financial health and support informed money-related decisions. We provide a differentiated solution to the industry by matching consumers to engaging and educational, curated money content, which we believe attracts and retains consumers. We continue to develop, expand and refine our product and service offerings, features and content libraries to best serve our customers.

Our Financial Products and Services

RoarMoney

RoarMoney is our Federal Deposit Insurance Corporation (“FDIC”)-insured digital demand deposit account with zero minimums, premium features and rewards. Our RoarMoney demand deposit accounts are currently issued by Pathward, N.A. (“Pathward”), a South Dakota-based, nationally chartered bank owned by Pathward Financial, Inc. (NASDAQ: CASH). We charge each RoarMoney account a $1 monthly administrative fee, which is deducted from the customer’s RoarMoney account, unless a customer’s RoarMoney account has less than $1 on deposit or the customer is a Credit Builder Plus or WOW member (as described further below).

RoarMoney accounts include a virtual debit card as well as a physical MoneyLion Debit Mastercard that can be used at over 55,000 Allpoint ATM network locations to make no-fee withdrawals. RoarMoney accounts can be funded with a paycheck direct deposit, an external debit card, an external bank account or a mobile check capture. For an additional retail service fee of up to $4.95 paid to the retailer, account holders may also make cash deposits to their RoarMoney debit cards through a network of over 100,000 retailers across the country, a service provided by Green Dot Corporation (“Green Dot”).

RoarMoney accounts include additional premium features and rewards, many of which are accessible by account holders for no additional mandatory fees, including early paycheck delivery by up to two days, cashback rewards opportunities with qualifying purchases, and “Price Protection,” a Mastercard-sponsored insurance benefit worth up to $1,000 in individual coverage limits per year per MoneyLion Debit Mastercard cardholder. RoarMoney accounts also include robust security controls such as multi-factor authentication, contactless payment, instant card lock and protection against unauthorized purchases if cards are lost or stolen.

Instacash

Instacash is our earned wage access product that gives customers early access to their recurring income deposits. Customers who link their RoarMoney account or an external checking account can access Instacash advances at any time during a regular deposit period up to their advance limit, providing customers with the flexibility to cover temporary cash needs. Eligibility for Instacash is based on the verification of the customer’s RoarMoney account or external checking account and the customer’s identity, without any required credit check. The advance limit is primarily based on a percentage of income or other recurring deposit amounts detected through the linked bank account, subject to special boosts that temporarily raise the advance limit. These processes are fully automated unless there are any issues flagged via our customer identification processes, and we retain sole discretion to make Instacash advances.

There are no fees associated with regular delivery of funds to either a RoarMoney account (typically one to two business days) or an external checking account (typically two to five business days). However, customers have the option to pay an additional fee to receive their funds on an expedited basis (typically within minutes), the amount of which is based on the amount of the disbursement and whether the funds are delivered to a RoarMoney account or an external checking account. Customers may also choose to leave MoneyLion an optional tip for use of the Instacash service.

Membership Programs

Our Credit Builder Plus membership program offers a path for our customers to access and manage funds, establish or rebuild credit history and monitor their financial health through a suite of products and services, including access to the secured personal Credit Builder Loan, for a monthly cost of $19.99. Credit Builder Loans, which range from $500 to $1,000, are offered by our lending subsidiaries and allow members to establish up to twelve months of payment history with Equifax, Experian and TransUnion. The interest rate on a Credit Builder Loan ranges from 5.99% to 29.99%, and all have 12-month terms. For the year ended December 31, 2023, the average amount of a Credit Builder Loan was $720, with a weighted average APR of 21.4%.

The amount of loan proceeds, if any, disbursed to the customer’s selected disbursement method is based on the customer’s credit profile, and we do not impose any minimum FICO score requirements. Our underwriting is driven by proprietary models that combine applicants’ prior credit history, based on credit bureau data, with bank account and income data and their repayment history with MoneyLion. Proceeds not disbursed to the customer are held in reserve in a credit reserve account with a third-party provider, DriveWealth LLC (“DriveWealth”), which account is in the customer’s name and maintained by ML Wealth LLC (“ML Wealth”), an indirect wholly-owned subsidiary of MoneyLion. Funds in the credit reserve account are held in money market and/or cash sweep vehicles and serve as collateral that partially or fully secures the loan. The funds may not be withdrawn while the loan is outstanding and may be liquidated by us if the customer defaults on their loan obligations. With each on-time payment, customers build credit history, which is reported to all three credit bureaus, and receive their credit score and other valuable credit insights to track their progress. The funds held in the credit reserve account become fully accessible to the customer once the full loan amount has been repaid.

Although Credit Builder Plus members may incur certain fees or charges for using specific products and services bundled in the membership (such as interest charged on the Credit Builder Loan), Credit Builder Plus members in good standing do not pay additional recurring fees for the RoarMoney account and MoneyLion Investing account included in the membership program—the administrative fees for both accounts are waived. Through qualifying actions and purchases, members can also earn rewards of up to $19.99 per month, allowing them to partially or fully offset the price of the membership.

As part of the continued evolution of our membership model, we launched our new WOW membership in January 2024. For a membership price of $9.99 per month, WOW members receive exclusive access to premium products, offers and features such as cashback marketplace rewards and single stock investing functionality, as well as additional content and engagement opportunities with other members. Similar to Credit Builder Plus members, WOW members in good standing do not pay additional recurring fees for the RoarMoney account and MoneyLion Investing account included in the WOW membership—the administrative fees for both accounts are waived. The WOW membership also comes with many of the benefits associated with the Credit Builder Plus membership, including eligibility for the same Credit Builder Loan.

MoneyLion Investing

MoneyLion Investing is an online investment account that offers access to separately managed accounts invested based on model exchange-traded fund (“ETF”) portfolios, enabling customers to invest any amount of their choosing, with no account minimums. Through MoneyLion Investing, customers are able to develop sound investing habits through features such as auto-investing, allowing them to automatically contribute into their account with recurring direct deposits, and “Round Ups” (as described further below under “— Round Ups”). MoneyLion Investing accounts are managed on a discretionary basis by ML Wealth, an SEC-registered investment adviser. As of December 31, 2023, ML Wealth had discretionary assets under management of approximately $11.4 million. Brokerage and custodial services are provided by DriveWealth. See “— Our Business Model — Third-Party Providers — DriveWealth” for additional information regarding our agreement with DriveWealth.

With a MoneyLion Investing account, customers establish their investment strategy based on their preferred balance of risk and return and receive a personalized portfolio comprising a mix of stock and bond ETFs. MoneyLion Investing accounts are managed and rebalanced toward target asset allocations periodically, as well as whenever there is money movement within an account or when model allocations are updated. Wilshire Associates, Inc. (“Wilshire”) provides ML Wealth with consulting services to develop and maintain the risk-based asset allocation and ETF selection for the core allocation models that ML Wealth offers to customers. ML Wealth compensates Wilshire directly through a flat fee investment consulting arrangement for its services, including asset allocation research and advice, as well as security due diligence and selection.

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

We charge each MoneyLion Investing account a tiered monthly administrative fee based on the account value: $1 for accounts valued up to $5,000, $3 for accounts valued over $5,000 but under $25,000, and $5 for accounts valued over $25,000. This fee is deducted from the customer’s MoneyLion Investing account, unless the account has no balance or the customer is a Credit Builder Plus or WOW member (as described above). We do not separately charge ongoing management or trading fees.

MoneyLion Crypto

MoneyLion Crypto is an online cryptocurrency account available only to RoarMoney account holders that enables customers to buy, sell and hold certain cryptocurrencies. The account is provided by Zero Hash LLC and its affiliate, Zero Hash Liquidity Services LLC (collectively, “Zero Hash”) and is available in all U.S. states and the District of Columbia except for Hawaii. The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California and Wisconsin, where Zero Hash relies upon licensing exemptions; (ii) Montana, which does not currently have a money transmitter licensing requirement; and (iii) Hawaii. See “— Our Business Model — Third-Party Providers — Zero Hash” for additional information regarding our agreement with Zero Hash.

Customers are subject to a minimum purchase per transaction of $1 and a daily maximum total purchase limit of $10,000, funded using the balance in their RoarMoney account. We do not charge an additional transaction fee to buy or sell crypto assets. MoneyLion Crypto also includes features such as auto-investing, allowing customers to automatically purchase available cryptocurrencies on an automated, recurring basis based on a frequency of their choice (daily, weekly, biweekly or monthly), and “Round Ups” to purchase Bitcoin (as described further below under “— Round Ups”).

As of December 31, 2023, the only cryptocurrencies available through MoneyLion Crypto were Bitcoin, Bitcoin Cash, Ether and Litecoin. We have evaluated and will continue to evaluate expanding the cryptocurrency offerings available to our customers in light of, among other factors, customer demand, estimated costs, potential risks and applicable laws and regulatory guidance relating to different types of cryptocurrency and digital assets. Transactions in additional digital assets may only be made available through MoneyLion Crypto if mutually agreed between us and Zero Hash, and both we and Zero Hash must consent in writing before adding any additional digital assets to the program.

Round Ups

As part of our core suite of products and services, we provide features designed to encourage customers to establish good saving and investing habits. Using our “Round Ups” feature, customers automatically round up qualifying purchases made on their RoarMoney account or an external debit or credit card to the nearest dollar, with the option to double their Round Ups. Once Round Ups reach $5, the amount is either transferred to the customer’s MoneyLion Investing account and invested in accordance with the customer’s chosen investment strategy or transferred to the customer’s MoneyLion Crypto account and invested in Bitcoin, at the customer’s choice.

All MoneyLion users are eligible to sign up for Round Ups. In order to enable Round Ups, a customer is required to designate (i) at least one linked debit or credit card as a transaction source from which qualifying purchases will be rounded up and (ii) a linked bank account to fund Round Ups. There are no additional fees required to use the Round Up feature, though separate fees may be required associated with the RoarMoney and MoneyLion Investing accounts, as described above.

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

Guidance

As part of our mission to give everyone the power to make their best financial decisions, we seek to deliver an engaging, data-driven personal financial management experience to our users, offering actionable insights and guidance via a personalized content feed in the MoneyLion mobile application called Discover. Through the Discover feed, we provide curated video content to consumers from our network of creators, including MoneyLion original series produced in-house, on relevant and trending topics such as investing, budgeting, taxes, money tips and financial news, based on what our algorithms and proprietary data sets determine is most relevant for them. Our vast content library is complemented by innovative tools and features that deepen engagement within the MoneyLion ecosystem, including financial calculators and AI-powered search through which users can better understand their financial lives.

Powered by our media division, our content capabilities allow us to not only drive higher engagement but also encourage our customers’ exploration of ideas, advice and insights regarding their financial lives, with personalized offers at their fingertips to take action. Our efforts to reach customers through easily digested and enjoyable content is not only designed to enhance their financial literacy but also to pique curiosity, entertain and deliver a delightful in-app experience. Ultimately, our content strategy seeks to place MoneyLion as the go-to destination when customers seek both guidance and solutions for all of their money decisions.

Enterprise

Consumer Marketplace

Our Enterprise business infrastructure and technology powers our Consumer marketplace, delivered through the MoneyLion mobile application and website, through which customers can access a broad range of personalized and actionable offers for both financial and non-financial products and services. These offers, provided by our Product Partners, are accessible by consumers on a standalone basis and cover a wide variety of verticals, including personal loans, saving accounts, credit cards, insurance, financial wellness and mortgages, among others.

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

Enterprise Marketplace

Leveraging the same Enterprise business infrastructure and innovative technology, we deliver leading embedded finance marketplace solutions, powered by what we believe is the definitive search, comparison and recommendation engine for real-time, personalized financial product and service offers. Our partners integrate our one-to-many platform onto their properties and can incorporate additional consumer-facing financial management tools and features we have developed, highlighting our ability to distribute a premiere marketplace experience to our partners. Our platform integrations are fully configurable and range from co-branded, customizable webpages that we host, to more sophisticated embedded widgets and custom-built, native API integrations. In addition, through our rich datasets, we provide complementary, value-added enterprise services, including data analytics, expanded decisioning capabilities and filters, reporting and marketing infrastructure and related services to our Enterprise clients, enabling them to better understand the performance of their marketplace programs and optimize their business over time.

For our Product Partners, which provide the products and services in the marketplace, our marketplace platform enables them to expand their reach and more easily engage high-intent consumers when and where they seek financial offerings. For our Channel Partners, the organizations through which we reach a wide base of consumers, including news sites, content publishers, product comparison sites and financial institutions, our platform provides them with a breadth of financial products and services to add to their business with ease, providing value to their users and, in turn, monetizing their impressions. As of December 31, 2023, we had 547 Product Partners and 624 Channel Partners on our platform.

Our platform offers a more simple and efficient system of customer acquisition for our partners, and we have a strong track record of delivering value for them. By providing both sides of the network via a programmatic online marketplace, we create a powerful engine for real-time, personalized financial product and service search, comparison and recommendations. The MoneyLion ecosystem benefits from the synergies between our Consumer and Enterprise businesses as we drive more consumers to our platform, which expands our marketplace and further enhances our value proposition to our partners.

Media

In our media division, we offer creative media and brand content services to our Enterprise clients across a variety of industries, including consumer goods, professional services and entertainment. We produce bespoke brand narratives, live events and entertainment, content feeds, advertising campaigns and other creative assets, including graphic design, animated content, podcast series and feature length documentaries, across myriad digital media. Our creative capabilities combine the creativity of an adaptive content agency with the resourcefulness of a production studio, and we embrace technological innovation to rapidly bring ideas to life.

Our Strategies

We have a unique set of assets that allow us to reach and acquire customers at scale. We have leading technology and data processing capabilities that allow us to capitalize on the structural advantages inherent in being a digitally native, data-driven, customer-centric and built-to-scale platform with a vast and expanding network of partners. Our media assets and creative capabilities, which combine with our connected lifestyle and intelligent marketing efforts, deepen engagement in support of both our Consumer and Enterprise strategies. Our strategies are designed to continue building upon the momentum we have generated to date to create hyper-personalized experiences and even greater lifetime value for our customers.

Scale Top-of-Funnel Conversion Efficiently

Our unique combination of diversified product and service offerings, content capabilities, deep data insights and marketplace assets drives a large top-of-funnel, which we continue to scale to efficiently acquire customers. During the year ended December 31, 2023, we had over 200 million Total Customer Inquiries, representing the aggregate number of MoneyLion mobile application installations, users who have registered via the MoneyLion website and number of submitted consumer applications for financial products across our marketplace business. This large top-of-funnel feeds into our highly efficient, capital-light customer acquisition approach that we believe presents us with a significant opportunity to effectively drive new customer growth at industry-leading low costs. As we expand our Enterprise Partner relationships (as described further below), we grow the connected network of high-intent consumers and product and service providers, resulting in lower costs to acquire customers compared to traditional performance marketing channels.

In addition, our content creation capabilities give us differentiated customer acquisition and retention advantages. By creating a personalized experience for our users and providing both guidance and accessible products, services and features at scale in one destination, we believe we can reduce the friction of converting customers while simultaneously significantly augmenting the user experience, driving monetization and lifetime value. Furthermore, we believe our innovations in customer engagement and retention have provided us with network effects that we expect to continue as we scale.

During the year ended December 31, 2023, we added approximately 7.5 million Total Customers and had 14.0 million Total Customers as of December 31, 2023, representing approximately 115% growth year-over-year. During that same period, we reduced our marketing expenditures considerably. As we continue to scale and increase our market presence and brand awareness, we will have opportunities to further efficiently grow our top-of-funnel and enhance conversion by leveraging a sizable customer base and associated data that will expand our customer insights. In turn, this will allow us to innovate and offer even broader solutions to attract more customers to our platform at a lower cost.

Compound Our Data Advantage and Deliver Solutions with Innovative Technology

The foundation of MoneyLion is data. Our customers provide us with contextualized data to analyze so that we can grow our understanding of their financial circumstances, and we continually expand our rich datasets as consumers enter our funnel. Since inception, approximately 24.5 million bank accounts were linked on our platform and we had over 45 million unique consumer profiles across our platform. We ingest billions of transactional data points each day, and we are constantly analyzing this data through our 26 machine learning models to generate billions of inferences, categorizations and predictions per day that we distill into approximately 11,000 insights for each of our customers. With an ever-growing number of consumer touchpoints providing consumer information, qualification attributes, intent data and conversion statistics, we continue to strategically seek and build our proprietary knowledge and enhance the predictive value of our data, which in turn enables us to continue building robust products, services, tools and features.

Combining this data with our strong track record of underwriting, pricing risk and originating credit at scale, we have amassed a data advantage that underpins our platform and continues to compound over time. We also continue to benefit from continuing improvements made to our data and risk models since inception. This data advantage drives our approach to understanding and adapting to the problems of our customers, how we can address these problems with personalized experiences across our platform, how to accelerate the development and the adoption of our and our third-party partners’ products and services and how we approach prospective customers in a timely, cost-effective manner.

Using these data insights and embracing technological innovation to power personalization, we have built an integrated technology platform designed to deliver optimal solutions for customers in both our Consumer and Enterprise businesses while reducing our costs and automating business processes to increase our efficiency and drive operating leverage. Crucially, these methods are not only used to enhance the experience in our Consumer platform but are also provided to our Enterprise clients. We continually evaluate opportunities to apply and commercialize our distributable technology and our data advantage to help our partners optimize their marketplace integrations and competitiveness through, for instance, data products and analytics that help enhance conversions or flag fraud signals.

Expand Enterprise Partner Relationships and Broaden Our Product and Service Portfolio

Through our leading embedded marketplace solutions, we enable any company to add financial product and service offerings to their business, connecting consumers with the right offers when and where they choose to engage. As of December 31, 2023, we had over 1,100 Enterprise Partners, forming a powerful and efficient network of supply and demand that presents a positive value proposition for consumers and businesses alike.

We believe we have a significant opportunity to grow our Enterprise business and provide a best-in-class user experience by deepening our core verticals while expanding the breadth of our category offerings. In our core verticals, we are expanding our expertise and onboarding additional premiere partners, offering robust distribution capabilities and data-driven value-added services, which in turn provides additional opportunities for monetization. These deep verticals are complemented by a broad set of adjacent, high-value verticals that cover a wide range of diversified financial and non-financial solutions designed to address the needs of any and every consumer, which unlocks further expansion of our total addressable market. We remain focused on diversifying our product and revenue mix, which helps to mitigate the impact of macroeconomic downturns. Revenue from our personal loan vertical represented approximately 60% of our Enterprise marketplace revenue for the year ended December 31, 2023 compared to approximately 85% for the year ended December 31, 2022.

Ultimately, expanding our Enterprise Partner relationships fuels a synergistic flywheel effect across our Consumer and Enterprise businesses that drives our growth and capabilities. As we increase our Channel Partners, thereby scaling our top-of-funnel, and add additional customers, we receive more data, which in turn allows us to generate better product and service recommendations. As we increase our Product Partners and expand our portfolio of products and services, we improve customer outcomes, leading to more conversions and better monetization.

While we have achieved significant growth and scale to date, including as the result of strategic acquisitions that we undertook to extend our addressable market, we believe we have a long runway for future growth across our business. We will continue to evaluate opportunistic transactions and partnerships that would allow us to capture additional opportunities in our addressable market, expand our product and service offerings to our existing customers or allow us to enter new verticals.

Engage, Educate and Empower Customers to Enhance the Customer Experience

Our platform is designed to foster a relationship with our customers and provide them with the tools to search, discover, learn and share ideas and insights regarding their finances in an informative and enjoyable manner. Our content strategy is based on our differentiated ability to introduce MoneyLion to prospective customers and engage with existing customers through timely and relevant money-related content. We believe this modern approach to engagement and financial education is the next frontier of financial product marketing. Our customers better understand their financial circumstances and, with the innovative tools and features we have launched such as AI-powered search and the access we provide to a broad range of solutions, take action to live a better financial life.

Our content strategy is to deliver in-context guidance and outcomes to our customers, not impersonal ads. Our holistic, customer-centric set of automated suggestions, insights and recommended actions across the entire spectrum of financial product discovery, saving, spending, borrowing and investing activities are driven by our deep knowledge of the customer, their peers and our customers’ own goals. Our goal is to organically grow our daily active user base and in support of this strategy, we have unlocked new social features in the Discover feed to drive engagement and instill a sense of community, fostering conversations about money amongst our users through prompts and polls.

We are dedicated to addressing the needs of our customers not only by empowering them to manage their financial lives, but also by delivering an optimal customer digital experience and easy-to-use interface via the MoneyLion mobile application. To support customer satisfaction, we offer a searchable, self-service Frequently Asked Questions database within our Help Center, which is supplemented by chat, telephone and email support available 24 hours a day, 7 days a week via chatbot or live agent. As of December 31, 2023, we had received over 200,000 five-star ratings across all app stores, with a 4.7-star average on Apple, a 4.5-star average on Google and a 4.5-star average on TrustPilot, and had an overall Net Promoter Score of 60 for December 2023.

Optimize Business Equation to Drive Profitable Conversions and Marketing Initiatives Across Our Platform

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

Our focus on forming deep customer relationships expands lifetime value as our lifecycle engine leverages our existing customer base, content strategy and breadth of first- and third-party products and services to drive overall product usage. As customers consume content and receive advice and guidance, we increase engagement for ourselves and our partners. In turn, we gain insights on how to optimize marketing opportunities and initiatives for us as well as our partners. By increasing incremental product adoption per customer, we drive revenue and revenue diversification and further enhance our profitability by lowering our cost to acquire and service customers. As of December 31, 2023, we had 14.0 million Total Customers who used 23.1 million Total Products, which translates to approximately 1.6 products per customer.

We also continue to expand our marketing efforts not only directly to consumers but to our Enterprise clients, leveraging relationships across our businesses to bolster our pipeline for our enterprise services, including content production capabilities, and pursue strategic partnerships for the entire MoneyLion ecosystem as it expands and matures.

Our Business Model

Revenue Overview

We categorize our revenue based on our Consumer and Enterprise businesses. For the year ended December 31, 2023, we generated $285.1 million of revenue from our Consumer business, representing 67.3% of total revenues, net, and $138.3 million of revenue from our Enterprise business, representing 32.7% of total revenues, net.

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
•
Membership Programs: We earn revenue from the monthly subscription fee paid by our customers, which is reflected in service and subscription fees. We also earn revenue from interest income on Credit Builder Loans, which is reflected in net interest income on finance receivables.
•
MoneyLion Investing: We earn revenue from the monthly administration fee paid by our customers, which is reflected in service and subscription fees.
•
MoneyLion Crypto: We earn revenue from Zero Hash, which is reflected in service and subscription fees. Zero Hash pays us a share of the fees that they earn from our customers in exchange for us enabling Zero Hash to effect digital currency-related transactions for our customers.

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

Originated Receivables

Receivables originated on our platform, including Credit Builder Loans and Instacash advances, are funded through special purpose vehicle financings from third-party institutional lenders. In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of MoneyLion (the “ROAR 1 SPV Borrower”), entered into a $100 million credit agreement, which was subsequently increased to $135 million (the “ROAR 1 SPV Credit Facility”), with a lender for the funding of receivables, which secure the ROAR 1 SPV Credit Facility. As of December 31, 2023, $64.5 million aggregate principal amount was outstanding under the ROAR 1 SPV Credit Facility. In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned subsidiary of MoneyLion (the “ROAR 2 SPV Borrower”), entered into a $125 million credit agreement, which was subsequently reduced to $75 million (the “ROAR 2 SPV Credit Facility”), with a lender for the funding of receivables, which secure the ROAR 2 SPV Credit Facility. As of December 31, 2023, $62.5 million aggregate principal amount was outstanding under the ROAR 2 SPV Credit Facility. For additional information regarding ROAR 1 SPV Borrower and ROAR 2 SPV Borrower and the financing structure, see Part II, Item 8 “Financial Statements and Supplementary Data — Variable Interest Entities.”

Third-Party Providers

We rely on agreements with Pathward, DriveWealth, Zero Hash and other third-party providers to provide deposit accounts, debit card services, investment advisory services and cryptocurrency-related services.

Banking Partners

Our RoarMoney demand deposit accounts and associated debit cards are currently issued by Pathward. Our partnership with Pathward allows us to provide deposit accounts and debit cards while complying with various federal, state and other laws. Pathward also sponsors access to debit networks and ACH for payment transactions, funding transactions and associated settlement of funds. Our subsidiary, ML Plus LLC, is party to an Account Servicing Agreement with Pathward (as amended from time to time, the “Account Servicing Agreement”). The term of the Account Servicing Agreement ends in January 2026, with automatic renewal for successive two-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least 180 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or Pathward may terminate the Account Servicing Agreement immediately upon written notice to the other party.

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

Under our network membership agreement with Green Dot, all transactions made by customers through the Green Dot network are settled by Pathward. We do not pay Green Dot any fees for this service, and we receive a portion of the retail service fee revenue collected by retailers. Green Dot may have revenue sharing arrangements with retailers.

DriveWealth

Our MoneyLion Investing offering is currently reliant upon DriveWealth, a third-party broker-dealer partner. Under the terms of ML Wealth’s Amended and Restated Carrying Agreement with DriveWealth (as amended from time to time, the “Carrying Agreement”), DriveWealth provides brokerage and custodial services for the investment accounts facilitated through MoneyLion Investing and executes orders successfully submitted by ML Wealth via its master trading account. The term of the Carrying Agreement ends in October 2024, with automatic renewal for successive one-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least 60 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or DriveWealth may terminate the Carrying Agreement immediately upon written notice to the other party.

Under the terms of our arrangement with DriveWealth, our MoneyLion Investing customers must sign a Customer Account Agreement with DriveWealth. DriveWealth maintains ultimate authority on whether to reject the opening of an account or to take any actions related to an account, including closing any account, liquidating the assets under an account or limiting the activities of any account, if DriveWealth deems it necessary to comply with applicable laws or if there is a reasonable risk-based justification for doing so. The Carrying Agreement does not prohibit DriveWealth from working with our competitors or from offering competing services, and DriveWealth currently provides similar services to a variety of other financial institutions.

Zero Hash

Our MoneyLion Crypto offering is currently reliant upon Zero Hash, a third-party regulated digital asset settlement and custody service provider. Under the terms of the Licensing and Cooperating Agreement with Zero Hash, entered into on March 26, 2021 (as amended from time to time, the “Licensing and Cooperating Agreement”), Zero Hash pays us a share of the fees that they earn from our customers in exchange for us enabling Zero Hash to effect digital currency-related transactions for our customers with RoarMoney accounts that reside in states where Zero Hash is authorized to conduct digital assets activities, which currently includes all U.S. states and the District of Columbia except for Hawaii. As of December 31, 2023, the only cryptocurrencies available through MoneyLion Crypto were Bitcoin, Bitcoin Cash, Ether and Litecoin. We have evaluated and will continue to evaluate expanding the cryptocurrency offerings available to our customers in light of, among other factors, customer demand, estimated costs, potential risks and applicable laws and regulatory guidance relating to different types of cryptocurrency and digital assets. Transactions in additional digital assets may only be made available through the MoneyLion Crypto account if mutually agreed between us and Zero Hash, and both we and Zero Hash must consent in writing before adding any additional digital assets to the program.

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

Competitive Landscape

We operate in dynamic, fragmented and highly competitive industries across our business lines, characterized by rapidly evolving technologies, frequent product and service introductions and competition based on pricing, innovative features, quality and functionality, brand recognition and other differentiators. With respect to our financial product and service offerings, we compete in varying degrees with a variety of direct and marketplace providers of consumer-focused banking, lending, investing and other financial products. Our competitors include traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or earned wage access products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. In addition to competing for customers for our product and service offerings, we also compete to attract viewership of the content to which we connect customers, as there are other sources of financial-related content and news, many of which are more established and have a larger subscriber base. Furthermore, we compete with other advertising agencies and other service providers to attract marketing budget spending from our Enterprise clients. With respect to our media division, we compete with others in the digital media and content creation industry, which range from large and established media companies, including social media companies, advertising agencies and production studios, to emerging start-ups.

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

Seasonality

We may experience seasonal fluctuations in our revenue. During the fourth quarter, revenue in our Consumer business may benefit from increased consumer spending during the holiday season, which may increase demand for our advance product as consumers seek additional liquidity. During the first quarter, we may see stronger collections on Instacash receivables resulting in a relatively lower provision for credit losses on consumer receivables as a result of the impact of tax refunds, as well as stronger demand for our banking and investment products and services. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on our business, as described herein.

Human Capital Resources

Two of the operating principles underpinning our mission include Win Together and Grow Together: we embrace our global footprint and diversity of opinions from technology, design, finance and business. To that end, one of our goals is to attract and retain the best employees by providing a transformative career experience, driving a high performance culture with a shared vision to give everyone the power to make their best financial decisions. As of December 31, 2023, we had a total of 600 full-time employees across all locations. Of our employees, approximately 16%, 50%, 13%, 1% and 1% are located in our New York City, Kuala Lumpur, Jersey City, Santa Monica and Sioux Falls offices, respectively, and the remaining approximately 19% work remotely. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be very strong and have not historically experienced any work stoppages.

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

We place special emphasis on diversity, from our recruitment process to our career development programs. Our management team members come from diverse backgrounds and seek to grow the company with diversity clearly established as an organization priority. We have established employee resource groups, which are employee-led groups that provide support and assistance in both personal and professional capacities and also allow members to connect with management and colleagues across the organization and pursue actionable solutions to any challenges they face. For example, Here Women Roar is an employee resource group that aims to champion the growth and advancement of women at MoneyLion by investing in their social, personal and professional development, and Roar With Pride is an employee resource group dedicated to supporting, promoting and recruiting LGBTQ+ employees and allies. These programs are designed to allow employees of all different backgrounds to thrive and our teams to outperform.

Regulatory Environment

Overview

We operate in a rapidly evolving regulatory environment and are subject to extensive and complex regulation under U.S. federal law and the laws of the states in which we operate covering most aspects of our business. We are impacted by these laws and regulations both directly and indirectly, including by way of our partnership with Pathward, which provides deposit accounts and debit cards to our customers. We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate or if we were to release new products or services. In addition, the regulatory framework for our products and services is evolving and uncertain as federal and state governments and regulators consider the application of existing laws and potential adoption of new laws. New laws and regulations, as well as continued uncertainty regarding the application of existing laws and regulations to our products and services, may negatively affect our business. Failure to comply with regulatory requirements applicable to us may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability and constraints on our ability to continue to operate. For additional information relating to regulation and regulatory actions, see Part I, Item 1A “Risk Factors — Risks Relating to Regulation.”

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

MoneyLion Securities: Regulation of Our Broker-Dealer

MoneyLion Securities LLC (“MoneyLion Securities”), our wholly-owned subsidiary, is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”). Although we do not currently engage in any business activity through MoneyLion Securities, as a broker-dealer, it is subject to SEC and FINRA rules and regulations. The regulations cover all aspects of the broker-dealer business and operations, including, among other things, sales and trading practices, client onboarding, disclosure requirements, publication or distribution of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping, reporting, fee arrangements, suitability, best interest and best execution requirements, customer privacy, data protection, information security and cybersecurity, the safeguarding and sharing of customer information, public offerings, customer qualifications for margin and options transactions, registration of personnel, business continuity planning, transactions with affiliates, conflicts and the conduct of directors, officers and employees. The SEC, FINRA and applicable state securities authorities also have the authority to conduct periodic examinations of MoneyLion Securities and may also conduct administrative proceedings that could result in sanctions being imposed if MoneyLion Securities fails to comply with applicable requirements.

MoneyLion Securities is also subject to Rule 15c3-1 (the “Uniform Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related self-regulatory organization requirements, which specifies minimum capital and debt-to-equity ratio requirements that measure the general financial soundness and liquidity of broker-dealers. If MoneyLion Securities fails to maintain specified levels of net capital, we could be subject to sanctions, which may include immediate suspension or revocation of registration, and suspension or expulsion. As of December 31, 2023, MoneyLion Securities was in compliance with the Uniform Net Capital Rule and had net capital in excess of the minimum requirements.

MoneyLion Crypto: Regulation of Zero Hash

General

We offer MoneyLion Crypto to our customers, which enables them to buy, sell and hold certain cryptocurrencies, through a partnership with Zero Hash. The Zero Hash entities are registered as money services businesses with the Financial Crimes Enforcement Network (“FinCEN”) and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California, Indiana and Wisconsin, where Zero Hash relies upon licensing exemptions; (ii) Montana, which does not currently have a money transmitter licensing requirement; and (iii) Hawaii. Zero Hash currently engages in crypto asset activities in all U.S. states and the District of Columbia except for Hawaii.

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

Analysis of Digital Assets as “Securities” under the U.S. Federal Securities Laws

A key question with respect to the trading of cryptocurrencies is whether the digital assets our customers transact in via MoneyLion Crypto are “securities” under the federal securities laws. Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and the Investment Company Act of 1940, as amended. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

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

We are subject to regulation by the Consumer Financial Protection Bureau (“CFPB”), which oversees compliance with and enforces federal consumer financial protection laws and has substantial power to regulate consumer financial products and services. If the CFPB has determined or suspects us of violating any consumer financial laws or regulations, the CFPB, through its enforcement authority, could increase our compliance costs, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. For more information regarding our legal proceeding with the CFPB, see Part I, Item 3 “Legal Proceedings.” The CFPB also has enforcement authority with respect to the conduct of third parties that provide services to financial institutions. As a result, we perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations. Where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to enforce such laws and regulations. If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business.

In addition, our marketing activities may subject us to certain federal and state laws and regulations regarding marketing activities conducted over the internet, or by mail, email or telephone, including, without limitation, the federal Telephone Consumer Protection Act (“TCPA”), the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”), FTC regulations and guidelines that implement the FTC’s Do-Not-Call Registry and impose other requirements in connection with telemarketing activities and state telemarketing laws. Our policies are designed to address the requirements of the TCPA and other laws and regulations limiting telephone outreach. Our email communications with all consumers are formulated to comply with the CAN-SPAM Act and other applicable requirements.

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

Other Regulatory Requirements

Anti-Bribery and Corruption; Anti-Money Laundering; Sanctions

We are subject to compliance obligations related to BSA/AML laws, regulations and supervisory guidance. We have developed and currently operate AML and sanctions compliance programs, which is overseen by a designated BSA/AML compliance officer and includes policies, procedures, reporting protocols and internal controls. Our programs are designed to prevent our products and services from being used to facilitate money laundering, terrorist financing and other financial crimes. Our programs are also designed to prevent transactions to or from countries or territories that are subject to comprehensive sanctions, or with certain individuals or entities, including those designated as prohibited persons by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and other U.S. and non-U.S. sanctions authorities.

Data Privacy and Protection

We collect, process, use, store, share and transmit a wide variety of information, including PII, for various purposes in our business, including to help ensure the integrity of our business and to provide useful and personalized features and functionality to our customers. This aspect of our business is subject to numerous industry standards, contractual obligations and privacy, data protection, cybersecurity and other laws and regulations in the United States, including the Gramm-Leach-Bliley Act (as amended from time to time, the “GLBA”), as well as state laws such as the California Consumer Privacy Act of 2019, together with any subsequent amendments or acts, including the California Privacy Rights Act (the “CPRA” and together, the “CCPA”) and others. Accordingly, we publish our privacy policies, state privacy notices and GLBA notices, which describe our practices concerning the collection, storage, use, disclosure, transmission, processing and protection of PII. The laws and regulations that apply to privacy and security issues are evolving and are subject to interpretation and change, and therefore, additional laws and regulations may become relevant to us. For additional discussion, see “— Privacy and Security” below.

Privacy and Security

Our business involves the collection, processing, use, storage, sharing and transmission of PII and other sensitive data, including customer and employee information, financial information and information about how customers interact with our platform. We collect, process, use, store, share and transmit data while maintaining physical, administrative and technical safeguards. We maintain physical security measures designed to guard against unauthorized access to systems and use additional safeguards such as firewalls and data encryption. We also enforce physical access controls to our facilities, and we restrict access to PII on a least privilege access model only for those employees or agents who require it to fulfill the responsibilities of their jobs.

To prevent fraud, we have built fraud detection capabilities to protect our customers and third-party providers. We establish the consumer’s identity following our KYC protocols and further evaluate the consumer using our automated fraud model, and we will then either move forward in the approval processes or request additional data from the consumer. We continually monitor and refine our fraud model to respond to different fraud patterns. There are also secondary rules that, when triggered, are designed to ensure a transaction is sent to fraud investigators.

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

As a result of our collection, processing, use, storage, sharing and transmission of PII and other sensitive data, we are subject to certain privacy and information security laws as well as other laws, rules and regulations designed to regulate consumer information and data privacy, security and protection and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PII, and some may require that financial services providers, contractors, and other affiliated third parties have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers and employees of our policies and practices for sharing PII with third parties, provide notice of changes to our policies and, with exceptions, give consumers and employees rights regarding their data including the right to access their data, to correct data that may be inaccurate, to have their data deleted (subject to retention requirements), to opt out of certain uses of their data, to limit use of their sensitive data and to non-discrimination based on the choice to exercise data privacy rights. We have procedures in place to appropriately respond to consumer data requests as well as notify relevant third parties of such requests.

Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals in the event of a data or security breach or compromise of our systems, including when their PII has or may have been accessed by an unauthorized person. These laws may also require us to notify relevant law enforcement authorities, regulators or consumer reporting agencies in the event of a data breach. Some laws may also impose physical and electronic security requirements regarding the safeguarding of PII.

Privacy and information security laws evolve regularly, and complying with these various laws, rules, regulations and standards, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, requiring us to adjust our compliance program on an ongoing basis, change our business practices in a manner adverse to our business, divert resources from other initiatives and projects and restrict the way products and services involving data are offered. For additional discussion, see Part I, Item 1A “Risk Factors — Risks Relating to Regulation — Our collection, processing, use, storage, sharing and transmission of PII and other sensitive data is subject to stringent and changing state and federal laws, regulations, standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.”

Intellectual Property

We rely on a combination of intellectual property rights, confidentiality procedures and contractual restrictions to establish, maintain and protect our proprietary rights both in the United States and in foreign jurisdictions. We own the domain name rights for, among other sites, moneylion.com, engine.tech, fiona.com and malkamedia.com, and as of December 31, 2023, we owned 22 registered trademarks and 1 registered copyright and had 10 trademark applications and 1 copyright applications. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. In addition to the intellectual property that we own, we license certain third-party technologies and intellectual property, which are incorporated into some of our products and services. Failure to protect our intellectual property or other proprietary rights adequately could significantly harm our competitive position, business, financial condition and results of operations. See Part I, Item 1A “Risk Factors” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Our History

MoneyLion was founded in 2013 and is headquartered in New York, New York. On September 22, 2021, MoneyLion Inc., formerly known as Fusion Acquisition Corp., consummated a business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. Following the Business Combination, MoneyLion became a publicly traded company, with MoneyLion Technologies Inc., a subsidiary of MoneyLion Inc., continuing the existing business operations.

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

Item 1A. Risk Factors

Risks Relating to Our Business

If we are unable to acquire, engage and retain customers and clients or sell additional functionality, products and services to them on our platform, our business will be adversely affected.

In order to grow our business and increase our revenue, we must continue to acquire new customers and clients, engage and retain existing customers and clients and expand our customers’ and clients’ use of our platform by cross-selling additional functionality, products and services to them, particularly as a significant portion of the revenue we generate in our business is derived from transaction-based fees. In addition, our ability to sell additional functionality, products and services to our existing customers and clients may require more sophisticated and costly development, sales or engagement efforts and could be impaired for a variety of reasons, including adverse reaction to changes in the pricing of our products or services, increases in costs we incur to offer our products or services, general economic conditions and/or the other risks described herein in this “Risk Factors” section. If our efforts to sell additional functionality, products and services to our customers and clients are not successful, our business and growth prospects would suffer. In addition, if our customers or clients reduce their usage of our platform or if we lose customers or clients, our revenue and other operating results will decline, and our business would be adversely affected.

As the market for our platform matures, or as new or existing competitors introduce new products, services or functionality that compete with ours, we may experience pricing pressure and may be unable to retain current customers and clients or attract new customers and clients at consistent prices within our operating budget. Our pricing strategy may prove to be unappealing to our customers and clients, and our competitors could choose to bundle certain products and services that are competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, financial condition, results of operations and cash flows.

Any failure to effectively match consumer leads from our Channel Partners with product offerings from our Product Partners or any reduced marketing spend by such Product Partners on our Enterprise platform could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We connect and match consumers with real-time personalized financial product recommendations from our Product Partners through our Enterprise platform. The success of our Enterprise business is dependent in part on our relationships with our Channel Partners, through which we reach a wide base of consumers, and our Product Partners, the financial institutions which provide consumers with product offerings. Our Enterprise business has historically derived, and expects to continue to derive, the majority of revenue through the delivery of qualified consumer lead inquiries and conversions to completed transactions for various financial products to Product Partners. However, the failure of our Enterprise platform to effectively connect and match consumers from our Channel Partners with product offerings from our Product Partners in a manner that results in converted customers and increased revenue for such Product Partners could cause Product Partners to cease spending marketing funds on our Enterprise platform, which could have a material adverse impact on our ability to maintain or increase our Enterprise revenue.

In addition, even if our Enterprise platform effectively connects and matches consumers from our Channel Partners with offers from our Product Partners, our Product Partners may still reduce their marketing spend through our Enterprise platform. For example, adverse macroeconomic conditions have impacted and may continue to impact our Product Partners’ spend in the short-term and potentially in the long-term. During 2023, the high interest rate environment and increased cost of capital resulted in a decrease in marketing spend and tightened underwriting standards by our Product Partners in our personal loans vertical that negatively impacted our Enterprise revenue. If any of our Product Partners do not continue to place marketing spend on our Enterprise platform, we could experience a rapid decline in our Enterprise revenue over a relatively short period of time. Any factors that limit the amount that our Product Partners are willing to, and do, spend on marketing or advertising with us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our underwriting criteria for making loans and cash advances in our Consumer business is not sufficient to mitigate against the credit risk of our customers, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In our Consumer business, our secured personal loan and non-recourse earned wage access products expose us to credit risk and potential financial loss if our customers do not repay the loans and cash advances we provide to them. Our underwriting standards may not offer adequate protection against the risk of non-payment, especially in periods of economic uncertainty when accurately forecasting repayments is more difficult. Our ability to accurately forecast performance and determine an appropriate provision and allowance for losses on consumer receivables is critical to our Consumer business and financial results. The provision for credit losses on consumer receivables is established based on management’s assessment of various factors such as changes in the nature, volume and risk characteristics of the consumer receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect a customer’s ability to repay. There can be no assurance that our performance forecasts will be accurate. Our allowance for losses on consumer receivables is an estimate, and if actual repayment defaults and charge-offs are materially greater than our allowance, or more generally, if our forecasts are not accurate, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

In our Enterprise business, our success also depends in part on our relationships with our Enterprise Partners and their financial strength. For example, during challenging macroeconomic conditions, our Product Partners may tighten underwriting standards for certain of their products, which would result in fewer opportunities for us to generate revenue from matching consumers from our Channel Partners with them. In times of financial difficulty, Enterprise Partners may also fail to pay fees when due. Our Product Partners could also change their online marketing strategies or implement cost-reduction initiatives that decrease spending through our Enterprise platform. The occurrence of one or more of these events, alone or in combination, with a significant number of our Enterprise Partners could harm our business, financial condition and results of operations.

Any changes in these relationships or loss of these partners, or any failure of them to perform their obligations in a timely manner or at all, could degrade the functionality of our platform, materially and adversely affect usage of our products and services, impose additional costs or requirements or disadvantage us compared to our competitors. We also rely on relationships with third-party partners to obtain and maintain customers, and our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these relationships on terms that are commercially reasonable to us, or at all. In addition, we may be unable to renew our existing contracts with our most significant third-party relationships, including Pathward and DriveWealth, on terms favorable to us, or at all, or they may stop providing or otherwise supporting the products and services we obtain from them. We may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all.

We also rely on third-party service providers and vendors to perform various functions that are important to our business, including underwriting, fraud detection, marketing, operational functions, cloud infrastructure services, information technology and telecommunications, and, because we are not a bank and cannot belong to or directly access the ACH payment network, ACH processing and debit and credit card payment processing. If one or more key third-party service providers or vendors were to cease to provide such functions for any reason, there could be delays in our ability to process payments and perform other operational functions for which we are currently relying on such third-party service provider or vendor, and we may not be able to promptly replace such third-party service provider or vendor on the same economic terms. The loss of those service providers or vendors could materially and adversely affect our business, results of operations and financial condition.

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

We rely on agreements with Pathward, DriveWealth, Zero Hash and other third-party providers to provide deposit accounts, debit card services, investment advisory services and cryptocurrency-related services. These agreements and corresponding regulations governing banks and financial institutions may give them substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for customers, and require us to comply with certain legal requirements. Our third-party providers’ discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Without these relationships, we would not be able to offer or service our deposit accounts, debit cards, investment accounts and cryptocurrency accounts, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements.

Adverse publicity concerning us, our business or our personnel or our failure to maintain our brand in a cost-effective manner could materially and adversely affect our business.

Maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services, retaining existing customers and clients and expanding our base of customers and clients. Maintaining and promoting our brand depends largely on our ability to continue to provide useful, reliable, secure and innovative products and services, the effectiveness of our marketing efforts, the experience of existing customers and clients, including our ability to provide high-quality support and solutions to quickly resolve issues or otherwise meet their needs, and our ability to maintain trust. We may introduce, or make changes to, features, products, services, privacy practices or terms of service that customers and clients do not like, which may materially and adversely affect our brand. Our efforts to build our brand have involved significant expense, and our marketing spend may increase in the near term or in the future. Our brand promotion activities, including efforts to create personalized content through our media division and any actions we take as part of any rebranding of our businesses, products or services, may not generate or maintain brand awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building and maintaining our brand. If we fail to successfully promote, protect and maintain our brand or if we incur excessive expenses in this effort, we may lose our existing customers and clients to our competitors or be unable to attract new customers and clients, which could have an adverse effect on our business and results of operations.

We have been from time to time, and may in the future be, the target of incomplete, inaccurate and misleading or false statements about our company and our business that could damage our brand and deter the adoption of our platform. Harm to our brand can arise from many sources, including the quality and reliability of our products and services or changes thereto; the experience of our customers and clients with our products or services and our ability to effectively manage and resolve issues and complaints; our privacy, data protection and information security practices and our compliance and risk management processes; incidents or allegations of illegal or improper conduct by us, our partners or other counterparties; litigation or regulatory action; and any other negative publicity about our company, our key personnel, including management, and our content creators. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

Demand for our products or services may decline if we do not continue to innovate or respond to evolving technological or other changes.

We operate in a dynamic industry characterized by rapidly evolving technology, frequent product and service offering introductions and competition based on pricing, innovative features and other differentiators. We rely on our proprietary technology to make our Consumer platform available to customers and to integrate our Enterprise platform with our Enterprise Partners’ businesses. In addition, we may increasingly rely on technological innovation as we introduce new types of products and services, expand into new markets and continue to streamline our platform. The process of developing and integrating new technologies, including artificial intelligence (“AI”) and machine learning models, is complex and may cause errors or inadequacies that are not easily detectable, and as we integrate more generative AI technology into our platform to improve the experience of our users, it may result in unintentional or unexpected outputs that are incorrect. If we are unable to successfully innovate and continue to deliver a high-quality, superior experience, demand for our products or services may decrease and our growth and operations may be harmed.

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

The success of our business and our ability to engage and retain customers in our platform are dependent in part on our ability to produce or acquire popular content, which in turn depends on our ability to retain content creators and rights to content for our platform. We may in the future incur increasing revenue-sharing costs to compensate content creators for producing original content. We also rely on key personnel in our media division to generate creative ideas for original content and to supervise the original content origination and production process, which can require considerable resources. If we are not able to compete effectively for talent or attract and retain top talent at reasonable costs, our content production capabilities would be negatively impacted.

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

Competition for highly skilled personnel is extremely intense, particularly in New York, where our headquarters is located, and in Kuala Lumpur, where many of our engineering and data analytics personnel are located. We have experienced, and expect to continue to face, difficulty identifying, hiring and retaining qualified personnel and may also encounter difficulties in retaining key employees of acquired companies. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled personnel. Further, many companies have adopted work-from-home policies that may be more flexible than ours, which further increases the challenges associated with hiring and retaining qualified personnel.

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

To support the origination of loans, cash advances and other receivables on our platform and the growth of our business, we must maintain a variety of funding arrangements. We cannot guarantee that we will be able to extend or replace our existing funding arrangements at maturity on reasonable terms or at all. For example, disruptions in the credit markets or other factors, such as the high inflation and interest rate environment in 2023, could adversely affect the availability, diversity, cost and terms of our funding arrangements. In addition, our funding sources may reassess their exposure to our industry or our business, including as a result of any significant underperformance of the consumer receivables facilitated through our platform or regulatory developments, in particular regarding earned wage access products, that impose significant requirements on, or increase potential risks and liabilities related to, the consumer receivables facilitated through our platform, and fail to renew or extend facilities or impose higher costs to access our funding. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, as the volume of consumer receivables facilitated through our platform increases and in order to support future business growth, we may require the expansion of our funding capacity under our existing funding arrangements or the addition of new sources of capital. We may also change our funding strategy over time depending on the attractiveness and availability of alternative funding structures. The availability and diversity of new funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control. In the event of a sudden or unexpected shortage of funds in the financial system, we may not be able to maintain necessary levels of funding without incurring high funding costs or a reduction in the term or size of funding instruments. In such a case, if we are unable to arrange new or alternative methods of financing on favorable terms, we would have to reduce our transaction volume or otherwise inhibit our business growth, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have in the past and will continue to evaluate and consider opportunities to access the capital markets to obtain capital to develop new technologies, expand our business, respond to competitive pressures or pursue strategic transactions, as well as for general corporate purposes. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. However, our future access to the capital markets and ability to obtain debt or equity funding on terms that are satisfactory to us, if at all, could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, our credit rating, investor interest or overall business or industry prospects, our share price, interest rates, adverse regulatory changes, a disruption to or volatility or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. In particular, the market price of the Class A Common Stock has been and may continue to be volatile, and any limitation on market liquidity or reduction in the share price could have a material adverse effect on our ability to raise capital on terms acceptable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges.

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

We track certain key operating metrics such as those set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Metrics” with internal systems and tools that are not independently verified by any third party. While the metrics presented in this Annual Report on Form 10-K are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics misstate performance or contain algorithmic or other technical errors, the key operating metrics we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

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

Our net losses were $45.2 million and $189.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had a total accumulated deficit of $702.7 million. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business and generate greater operating cash flows in future periods in order to achieve profitability, which, even if achieved, we may be unable to maintain due to a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We intend to continue to invest in sales and marketing, technology and new products and services in order to enhance our brand recognition and our value proposition to our customers, and these additional costs will create further challenges to generating near-term profitability. In addition, general and administrative expenses may in the future increase to meet the increased compliance and other requirements associated with evolving regulatory requirements or other factors.

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

Our platform and internal systems rely on software that is highly technical and complex and the ability of such software to store, retrieve, process and manage high volumes of data. The software upon which we rely may from time to time contain undetected technical errors or bugs. Some technical errors or bugs may only be discovered after the code has been released for external or internal use. Technical errors or other design defects within the software upon which we rely may result in a negative experience for customers, clients or third-party partners and issues in our provision of our products and services or their functionality, including the operation of the embedded finance marketplace platform solutions that we provide to our Enterprise Partners, failure to accurately predict the suitability of customers for our products and services, failure to comply with applicable laws and regulations, failure to detect fraudulent activity on our platform, our inability to accurately evaluate potential customers, delayed introductions of new features or enhancements or failure to protect consumer data, our intellectual property or other sensitive data or proprietary information. Any technical errors, bugs or defects discovered in the software upon which we rely could result in harm to our reputation, loss of customers, clients or third-party partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Industry

We operate in highly competitive industries, and our inability to compete successfully would materially and adversely affect our business, financial condition, results of operations and cash flows.

We operate in rapidly changing and highly competitive industries. We compete across our business lines with a variety of competitors, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or earned wage access products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. We also compete with advertising agencies and other service providers to attract marketing budget spending from our Enterprise clients. We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve. Some of our current and potential competitors have longer operating histories, particularly with respect to financial services products similar to ours, significantly greater resources and a larger customer base than we do. This allows them, among other things, to potentially offer more competitive pricing or other terms or features, a broader range of financial or other products or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in consumer preferences. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share in the future.

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

There is uncertainty about the prospects for growth in the U.S. economy impacted by a number of factors, including, but not limited to, rising government debt levels, potential government policy shifts, changing U.S. consumer spending patterns and changing expectations for inflation and deflation which may impact interest rates. During 2022 and 2023, the U.S. Federal Reserve raised benchmark interest rates eleven times, partially in response to increasing inflation and a strong labor market. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in sustained levels of high interest rates. Increased interest rates, which often lead to higher payment obligations, may adversely impact the spending level of consumers and their willingness and ability to borrow money, resulting in decreased borrower demand for our lending products or those provided by our Product Partners. A change in demand for our lending products or those provided by our Product Partners and any steps we may take to mitigate such change could impact credit quality and overall growth of our business. In addition, our Product Partners may tighten underwriting standards in high interest rate and inflationary environments, resulting in decreased lending supply, and therefore decreased revenue to us, in our personal loans vertical. During the year ended December 31, 2023, revenue from our personal loans vertical represented the majority of our Enterprise marketplace revenue. This concentration of revenue in the personal loans sector could heighten the impact of adverse macroeconomic conditions on our Enterprise business, which could materially and adversely affect financial condition, results of operations and cash flows. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan delinquencies, defaults, bankruptcies or foreclosures and charge-offs and decreased recoveries, all of which could negatively affect our business, financial condition, results of operations and cash flows.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions for the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Despite subsequent actions taken by the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC to ensure that all depositors of SVB had access to all of their cash deposits following the closure of SVB, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Federal Reserve Board announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, the U.S. Federal Reserve and the FDIC will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all. The failure of banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

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

The timing, severity and duration of an economic downturn can have a material adverse effect on our ability to generate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may impact our business, financial condition, results of operations and cash flows by affecting our customers’ and clients’ willingness and capacity to use our products and services. These factors include interest rates, unemployment levels, the impact of seasonality, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, political developments and unrest (including relating to the upcoming 2024 U.S. presidential election), trade wars, as well as events such as natural disasters, acts of war and other geopolitical developments (such as the ongoing conflicts between Ukraine and Russia and in the Middle East), terrorism, catastrophes and pandemics such as the COVID-19 pandemic or other similar epidemics or adverse public health developments. In addition, adverse macroeconomic conditions may cause our Product Partners to reduce their marketing spend or advertising on our platform, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse macroeconomic conditions may also have the effect of heightening many of the other risks described herein. In particular, the ongoing conflicts between Ukraine and Russia and in the Middle East could amplify disruptions to the financial and credit markets, increase risks of an information security or operational technology incident, cause cost fluctuations to us or third parties upon which we rely and increase costs to ensure compliance with global and local laws and regulations. The occurrence of any of these risks could adversely impact our business and financial results.

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

Many new customers on our platform have limited or no credit history and limited financial resources. Accordingly, such customers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, potentially impacting our ability to make accurate assessments or decisions about our customers’ ability to pay for loans, repay cash advances or pay for other products and services we provide. In addition, major medical expenses, divorce, death or other issues that affect customers could affect a customer’s willingness or ability to make payments on their loans, repayments on their advances or engage in investing activities. If borrowers default on loans facilitated on our Consumer platform, the cost to service these loans may also increase without a corresponding increase in revenue earned from lending operations and the value of the loans could decline. Any sustained decline in demand for loans, cash advances or other products and services we offer, or any increase in delinquencies or defaults that result from economic downturns, may harm our ability to maintain robust volumes for our business, which would adversely affect our financial condition and results of operations. For the year ended December 31, 2023, for the partially or fully secured personal loans provided through our Credit Builder Plus membership program, the average 30+ day delinquency rate was 4.0% (representing uncovered past due balances divided by total principal) and the average monthly net charge-off rate was 0.8%. For the year ended December 31, 2023, the non-repayment rate for advances provided through our Instacash product was 4.2%. See Part I, Item 1 “Business — Our Platform — Consumer — First-Party Financial Products and Services.”

In addition, sustained high levels of unemployment may increase the non-repayment rate on our loans and cash advance products, increase the rate of customers declaring bankruptcy or decrease our customers’ use of our investment and other products and services. If we are unable to adjust our business operations to account for rises in unemployment, or if our platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition, results of operations and cash flows could be adversely affected.

Risks Relating to Information Security

Cyberattacks, data security breaches or other similar incidents or disruptions suffered by us or third parties upon which we rely could have a material adverse effect on our business, harm our reputation and expose us to public scrutiny or liability.

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our customers and prospective customers, including data provided by and related to consumers and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers that require us to share customer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to actual or threatened external or internal security breaches; acts of vandalism, theft, fraud or misconduct on the part of employees, other internal sources or third parties; computer viruses or malware; phishing attacks; internet interruptions; disruptions or losses; misplaced or lost data; ransomware; unauthorized encryption; denial-of-service attacks; social engineering; unauthorized access; spam or other attacks; natural disasters; fires; terrorism; war; telecommunications or electrical interruptions or failures; programming or human errors or malfeasance; and other similar malicious or inadvertent disruptions or events. We and our third-party service providers from time to time have experienced and may in the future continue to experience such instances, and we may experience heightened risks of cyberattacks and other security breaches or disruptions as a result of the ongoing unification efforts to integrate certain legacy IT infrastructure and systems of MALKA and Even Financial Inc. (now Engine by MoneyLion). The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in legal claims or proceedings, significant legal and financial exposure, supervisory liability under U.S. federal or state or non-U.S. laws regarding the privacy and protection of information, including PII, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.

In addition to cyberattacks, data security breaches and other similar incidents involving the theft of sensitive and confidential information, ransomware, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites, which attacks we have faced in the past and anticipate will continue to grow in scope and complexity over time. We and our third-party partners, service providers or vendors may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used to sabotage or to obtain unauthorized access to our or our third-party partners’, service providers’ or vendors’ technology, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection, and we may fail to detect the existence of a security breach related to the information of our customers and to prevent or detect service interruptions, system failure or data loss. Further, as many of our employees continue to work remotely, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our customers and third-party partners, service providers and vendors. We cannot guarantee that our efforts, or the efforts of those upon whom we rely and with whom we partner, will be successful in preventing any such information security incidents.

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

A cyberattack, data security breach or other similar incident may also cause us to breach customer contracts. Our agreements with certain partners and service providers may require us to use industry-standard or reasonable measures to safeguard PII. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard PII. A cyberattack, data security breach or other similar incident could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action, and our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases, our customer agreements may not limit our remediation costs or liability with respect to data breaches.

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

We use third-party service providers and vendors, such as our cloud computing web services provider, account transaction and card processing companies, in the operation of our platform. The satisfactory performance, reliability and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing customers. We rely on these third-party service providers and vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, unauthorized access, sabotage, acts of vandalism, military actions, negligence, human errors, fraud, spikes in platform use and denial of service issues, hardware failures, improper operation, cyberattacks, data loss, wars and similar events. The escalation of tensions due to global conflicts could also result in increased cyberattacks that could either directly or indirectly affect our operations.

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

Intellectual property and other proprietary rights are important to the success of our business, and our trademarks, trade names and service marks have significant value to our brand. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology. We rely on both registrations and common law protections for our trademarks. As of December 31, 2023, we owned 22 registered trademarks and 1 registered copyright and had 10 trademark applications and 1 copyright application. We also own the domain name rights for, among other sites, moneylion.com, engine.tech, fiona.com and malkamedia.com. Nonetheless, the steps we take to obtain, maintain, protect and enforce our intellectual property and other proprietary rights may be inadequate, and we cannot guarantee that any future patent, trademark or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights or provide us with any competitive advantage. The legal standards relating to the validity, enforceability and scope of protection of intellectual property and other proprietary rights are uncertain and still evolving. Changes to U.S. or foreign intellectual property laws and regulations may also jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection, including for some of our business methods.

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

In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. We utilize confidentiality and intellectual property assignment agreements with our employees and contractors involved in the development of material intellectual property for us, which require such individuals to assign such intellectual property to us and place restrictions on the employees’ and contractors’ use and disclosure of our confidential information. However, these agreements may not be self-executing, and we cannot guarantee that we have entered into such agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, knowhow or trade secrets owned or held by us. Additionally, our contractual arrangements may be insufficient, breached or may otherwise not effectively prevent disclosure of, or control access to, our confidential or otherwise proprietary information or provide an adequate remedy in the event of an unauthorized disclosure, which could cause us to lose any competitive advantage resulting from this intellectual property. Individuals that were involved in the development of intellectual property for us or who had access to our intellectual property may make adverse ownership claims to our current and future intellectual property. Likewise, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting works of authorship, know-how and inventions. The measures we have put in place may not prevent misappropriation, infringement or other violation of our intellectual property, proprietary rights or information, and any resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property or other proprietary rights or information from misappropriation, infringement or other violation by others, which is time-consuming and expensive, could cause a diversion of resources and may not be successful. Additionally, our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims or countersuits are successful, it could diminish, or we could otherwise lose, valuable intellectual property and other proprietary rights. Additionally, the laws of some foreign countries may not be as protective of intellectual property and other proprietary rights as those in the U.S., and the mechanisms for enforcement of intellectual property and other proprietary rights may be inadequate. Any of the foregoing could adversely impact our business, financial condition and results of operations.

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

We may also face claims from third parties claiming ownership of, or demanding the release or license of, modifications or derivative works that we have developed using such open-source software (which could include our proprietary source code or AI models), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and if portions of our proprietary AI models or software are determined to be subject to an open-source license, or if the license terms for the open-source software that we incorporate change, we could be required to publicly release all or affected portions of our source code, purchase a costly license, cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights and help third parties, including our competitors, develop products and services that are similar to or better than ours. In addition, the re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.

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

The financial services industry is subject to extensive regulation under federal, state and applicable international laws. From time to time, we have been, and continue to be, subject to inquiries, subpoenas, pending investigations and enforcement matters by state and federal regulators and have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Additionally, we have in the past received and responded to, and continue to receive and respond to, civil investigative demands, subpoenas and other similar information and investigatory requests from federal and state regulators and attorneys general relating to our provision of consumer financial services, including our lending activity, our membership program, our earned wage access product and other products and services. Any of these matters could result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. For example, in November 2023, we settled an ongoing investigation with the Colorado Department of Law relating to our historical lending activities in Colorado and the fees charged under our membership model. While such settlement had no material impact on us, similar future matters with other state regulators could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, compliance issues and complaints that are reported to and investigated by regulators, such as the SEC, FINRA, the CFPB or state regulators may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. Any such claims or disciplinary actions that are decided against us could have a material impact on our financial results and may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.

Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows.

We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our business, financial condition, results of operations and cash flows. These claims, lawsuits and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, compliance, alleged federal and state securities and “blue sky” law violations or other investor claims and other matters. For a discussion of specific legal proceedings to which we are currently subject, see Part I, Item 3 “Legal Proceedings.” Due to the consumer-oriented nature of a significant portion of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to our loan products and other financial services we provide. For instance, our membership model and some of the products and services we offer, including our earned wage access product, Instacash, are relatively novel and have been and may in the future continue to be subject to regulatory scrutiny or interest and/or litigation. While we continue to respond to and cooperate with state regulators and will continue to do so in the future, as appropriate, any regulatory action in the future could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, see “— Risks Relating to Regulation — The legal and regulatory regimes governing certain of our products and services are uncertain and evolving. Changing or new laws, regulations, interpretations or regulatory enforcement priorities may have a material and adverse effect on our business, financial condition and results of operations.”

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

We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering, anti-terrorism financing and economic sanctions laws and regulations, including the BSA and the USA PATRIOT Act of 2001. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and prevent our platform from being used to facilitate business in countries or with persons or entities designated on lists promulgated by OFAC and equivalent international authorities or that are otherwise the target of sanctions. These controls include procedures and processes to detect and report potentially suspicious transactions, perform customer due diligence, respond to requests from law enforcement and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Certain of our subsidiaries may be “financial institutions” under the BSA that are required to establish and maintain such program. Additionally, we are required to maintain this program under our agreements with our third-party partners, and certain state regulatory agencies have intimated they expect the program to be in place and followed.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary to provide reliable financial reports and prevent fraud. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and require significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We have in the past identified, and may in the future identify one or more, material weaknesses in our internal control over financial reporting. For additional information with respect to certain previously identified material weaknesses that we remediated as of December 31, 2023, see Part II, Item 9A “Controls and Procedures.” The measures that we have taken to date, and any measures we may take in the future, may not be sufficient to avoid potential future material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable NYSE listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. In addition, ineffective disclosure controls and procedures and internal controls over financial reporting could subject us to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the remediation of the material weaknesses and the restatements and increased scrutiny of the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to penalties. In addition, we could face increased potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among other things, the restatements, the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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

We may be limited in the portion of net operating loss carryforwards (“NOLs”) that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Any changes to the federal or state tax laws that reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. In addition, a lack of future taxable income would adversely affect our ability to utilize our NOLs. Our tax attributes as of December 31, 2023 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. Furthermore, under Section 382 of the Internal Revenue Code (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law.

Risks Relating to Regulation

As used herein, the terms “cryptocurrency,” “crypto asset,” “digital asset” and “virtual currency” are intended to be consistent with one another unless specifically noted otherwise.

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

We must comply with various federal consumer protection regimes, both as a result of the financial products and services we provide directly or facilitate and as a service provider to our bank partner, Pathward. For example, we are subject to the regulatory and enforcement authority of the CFPB, which oversees compliance with federal consumer financial protection laws. If the CFPB were to expand its supervisory authority by promulgating new regulations or reinterpreting existing regulations, it is possible that the CFPB could be permitted to conduct periodic examination of our business, which may increase our risk of regulatory or enforcement actions.

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

We expect to continue to launch, broker and/or otherwise facilitate new products and services in the coming years, which may subject us to additional legal and regulatory requirements under federal, state and local laws and regulations, but which we expect to be similar to the legal and regulatory regimes to which we are already subject.

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

We are required to comply with constantly changing federal, state and local laws, regulations and rules that regulate various aspects of the products and services that we offer. Federal and state regulators of consumer financial products and services are also enforcing existing laws, regulations and rules more aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Such laws, regulations and rules are complex and require us to incur significant expenses and devote significant management attention to ensure compliance. For example, the CFPB may adopt new model disclosures and regulations governing consumer financial services, including regulations defining unfair, deceptive or abusive acts or practices, and they could also issue advisory opinions or other similar soft tools to complement its rulemaking authority which could subject us to new or differing legal and regulatory requirements, which could materially and adversely affect our business. The CFPB’s authority to change or interpret regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure. If the CFPB or other similar regulatory bodies adopt, or customer advocacy groups are able to generate widespread support for, positions that are detrimental to our business, then our business, financial condition and results of operations could be harmed.

Changes in the laws, regulations and enforcement priorities applicable to our business, including reexamination of current enforcement practices, could have a material and adverse impact on our business, financial condition, results of operations and cash flows. We may not be able to respond quickly or effectively to regulatory, legislative and other developments. In particular, the regulatory landscape regarding earned wage access products (including our Instacash advance service) is uncertain and evolving given rapid growth in the use of earned wage access products in recent years. State and federal regulators, including the California Department of Financial Protection and Innovation and the CFPB, may in the future launch inquiries, reviews or similar investigations or issue new, or change or interpret, regulations or rules relating to earned wage access products, which could result in additional compliance requirements and other risks relating to our current and past business activities as described herein. Such regulators could also launch inquiries, reviews or similar investigations into our Instacash product. Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, could affect our operating environment in substantial and unpredictable ways. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implemented regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business or our operating environment. As a result, we could be forced, as we have in the past, to temporarily pause, limit or permanently cease to offer our earned wage access product in certain states depending on state regulatory regimes. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our third-party partners and service providers and restrict their business practices, such as the recent rulemaking under the TCPA by the Federal Communications Commission to require one-to-one consumer consents for telemarketing. These changes and uncertainties make our business planning more difficult and could result in changes to our business model, impair our ability to offer our existing or planned features, products and services or increase our cost of doing business.

Our failure to comply (or to ensure that our third-party partners, service providers or other agents comply) with these changing laws, regulations or rules may result in litigation, enforcement actions and penalties, including revocation of licenses and registrations; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by our customers; modification of the original terms of loans and other products, permanent forgiveness of debt or inability to collect on amounts owed by our borrowers; and indemnification claims. Such consequences could, among other things, require changes to our business practices and scope of operations or harm our reputation, which in turn, could have a material adverse effect on our business, financial condition and results of operations. If our practices are not consistent or viewed as not consistent with legal and regulatory requirements, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, litigation or criminal or civil sanctions, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

New laws, regulations, rules, guidance and policies could require us to incur significant expenses to ensure compliance, adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of key personnel or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources or devote significant management attention in order to make any necessary changes. For example, the regulatory frameworks for an open banking paradigm and AI and machine learning technology are evolving and remain uncertain. It is possible that new laws and regulations will be adopted in the U.S., or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use consumer data, AI and machine learning technology, including with respect to fair lending laws.

If we fail to operate in compliance with state or local licensing requirements, it could adversely affect our business, financial condition, results of operations and cash flows.

Certain states and localities have adopted laws regulating and requiring licensing, registration, notice filing or other approval by parties that engage in certain activity regarding consumer lending (including debt collection or servicing and/or purchasing or selling loans), life insurance and mortgage transactions, as well as brokering, facilitating and assisting such transactions in certain circumstances, and we currently hold certain state or local licenses. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of some consumer finance licensing laws to our platform and the related activities it performs is unclear. In addition, state licensing requirements may evolve over time, including, in particular, as the regulatory landscape regarding earned wage access products develops, as well as increased licensing requirements and regulation of parties engaged in loan solicitation activities. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences. In addition, certain products and offers we offer, including loans facilitated through our platform, could be rendered void or unenforceable in whole or in part, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Our collection, processing, use, storage, sharing and transmission of PII and other sensitive data is subject to stringent and changing state and federal laws, regulations, standards and policies and could give rise to liabilities as a result of our failure or perceived failure to protect such data, comply with privacy and data protection laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.

In the course of our operations and the processing of transactions, we collect, process, use, store, share and/or transmit a large volume of PII and other sensitive data from current, past and prospective customers, as well as our employees, in and across multiple jurisdictions. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We are subject to federal and state laws and regulations regarding privacy, data security and the collection, processing, use, storage, protection, sharing and/or transmission of PII and sensitive data. For example, the GLBA (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information.

Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. Because the Company is subject to the GLBA, we are currently granted an entity-level exception from compliance with the vast majority of comprehensive state privacy laws. However, certain states, such as California and Oregon, grant this exception at the data-level only, meaning that our business must comply with these laws with respect to all PII that does not strictly qualify as GLBA-covered consumer financial information. In California, the CCPA, which went into effect on January 1, 2020, entitles California residents to know how their PII is being collected and shared, to access or request the deletion of their PII and to opt out of sales of their PII, among other things. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of PII. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the California CPRA, which became fully operative on January 1, 2023, significantly modified the CCPA by expanding consumers’ rights with respect to certain sensitive PII, adding a consumer right to opt-out of certain sharing of their PII in addition to sales of their PII, and created a new state agency to enforce civil and administrative obligations added by the CPRA. The Oregon Consumer Privacy Act (“OCPA”), which will go into effect on July 1, 2024, grants Oregon residents data access and control rights similar in substance to those afforded to California residents under the CCPA and CPRA. Unlike the CCPA/CPRA, the OCPA does not provide for a private right of action; the Oregon Office of the Attorney General has exclusive authority to enforce and seek civil penalties for violations. Other states may continue to enact comprehensive privacy and data security laws similar to the CCPA, CPRA and OCPA, with which our business must comply, and which provide consumers with new privacy rights and increase our privacy and security obligations. Such consumer privacy legislation adds additional complexity and restrictions to our operations, which may impact business strategies and the availability of previously useful data. Compliance with these laws requires additional investment of resources into compliance programs and could result in increased compliance costs and/or changes in business practices and policies.

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

Because the interpretation and application of many privacy and data protection laws is uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services and platform capabilities. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our consumers or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected consumers or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party partners, service providers or vendors with which we share consumer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition, results of operations and cash flows.

The highly regulated environment in which our third-party financial institution partners operate may subject us to regulation and could have an adverse effect on our business, financial condition, results of operations and cash flows.

Certain of our third-party partners are subject to federal and state supervision and regulation, which may limit their operations significantly and impact the methods by which they conduct business. In particular, bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Compliance with laws and regulations can be difficult and costly, and the adoption of new laws and changes to, or repeal of, existing laws can impose additional compliance requirements. Regulatory requirements affect our third-party partners’ banking, investment and virtual currency practices, among other aspects of their business, and restrict transactions between us and our third-party partners. Regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our current and prospective third-party partners.

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

Foreign, federal, state and local regulators revisit and update their laws and policies on blockchain technologies and digital assets and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by federal or state government agencies, or any new legislation, may impose significant costs or restrictions on our ability to conduct business, significantly affect or change the manner in which we currently conduct some aspects of our business or impact our business in unforeseeable ways. Regulatory guidance and judicial precedent around issues like whether a digital asset may be considered a “security” under the federal securities laws has been unclear, and regulatory or enforcement action in this area have been common, but may not resolve these ambiguities. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities in 2018, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. In addition, in early 2024, the SEC approved certain spot Bitcoin ETFs for listing and trading while noting that their approval was not signaling anything about the SEC’s views as to the status of crypto assets under federal securities laws. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. As we facilitate our customers’ purchase and sale of digital assets, if the SEC alleges that any digital assets we offer are securities, we could be viewed as operating as an unregistered broker-dealer and could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm and potential loss of revenue. Our personnel could also become disqualified from associating with a broker-dealer, which could adversely affect our business. See Part I, Item 1 “Business— Our Platform — Consumer — First-Party Financial Products and Services — MoneyLion Crypto.”

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

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

●	operating results failing to meet the expectations of securities analysts or investors in a particular period and changes in the market’s expectations about our operating results;

●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;

●	operating and stock price performance of other companies that investors deem comparable to us, including our competitors;

●	our ability to market new and enhanced products and services on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	changes in the volume of shares of Class A Common Stock available for public sale;

●	any major change in our Board of Directors or management;

●	sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

On April 24, 2023, we effected a 1-for-30 reverse stock split of the Class A Common Stock, along with a corresponding proportionate reduction in the number of authorized shares of Class A Common Stock, in order to increase the per share market price of the Class A Common Stock to meet the minimum per share price requirement for continued listing on the NYSE. There can be no assurance that we will be able to continue to comply with the NYSE’s minimum per share price requirement or other continued listing standards in the future. If we fail to satisfy the continued listing requirements of the NYSE, the NYSE may take steps to delist our securities. In the event the Class A Common Stock is delisted from the NYSE, such a delisting would likely have a negative effect on the price of our securities, including the Class A Common Stock, and would impair your ability to sell or purchase our securities when you wish to do so. In addition, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with the NYSE’s listing requirements.

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

Subject to our Fourth Amended and Restated Certificate of Incorporation (as amended and restated from time to time, the “Certificate of Incorporation”), from time to time, we may issue additional shares of Class A Common Stock and securities convertible into shares of Class A Common Stock on the terms and conditions established by the Board of Directors in its sole discretion. Any Class A Common Stock or securities convertible into shares of Class A Common Stock that we issue, including in connection with a financing, acquisition, investment, other strategic transaction or under any equity incentive plans that we have in place or may adopt in the future, may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of the Class A Common Stock both upon issuance or, in the case of securities convertible into shares of Class A Common Stock, conversion. Debt securities convertible into equity securities could also be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. In addition, preferred stock, if issued, would have rights, preferences and privileges senior to those of the holders of the Class A Common Stock, including preferences with respect to a liquidating distribution or with respect to dividend payments. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future issuances.

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

As a publicly traded company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements and costs of recruiting and retaining non-employee directors. We also have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, the listing requirements of NYSE and various other costs of a public company. These expenses will increase once we are no longer an “emerging growth company” as defined under the JOBS Act. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on the Board of Directors and its committees and to serve as executive officers.

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

As of December 31, 2023, there were 17,499,889 Public Warrants and 8,100,000 Private Warrants outstanding, each exercisable for 1/30th of a share of Class A Common Stock at an exercise price of $345.00 per whole share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Class A Common Stock, the impact of which is increased as the value of our stock price increases.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the Class A Common Stock equals or exceeds $540.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption. If and when the warrants become redeemable, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold onto such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

At MoneyLion, cybersecurity risk management is an integral part of our overall risk assessment management program. Our cybersecurity risk management program is designed to align with industry best practices, including the National Institute of Standards and Technology Framework and the International Organization Standardization 27001 Information Security Management System Requirements, and provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of applications developed and services provided by third-party service providers, and identify and mitigate potential threats and vulnerabilities utilizing our enhanced governance, risk and compliance solution, which incorporates system integration for continuous assessment. This framework includes steps for regularly assessing our threat landscape, taking a holistic view of cybersecurity risks to our enterprise, assessing the severity of any cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our Risk & Compliance Committee of material cybersecurity threats and incidents.

Our Board of Directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to Risk & Compliance Committee of the Board of Directors. The Risk & Compliance Committee, in conjunction with management, routinely reviews the company’s major financial risks and enterprise-level exposures, including cybersecurity risk, and our related policies and procedures to ensure that we have processes in place to identify and manage cybersecurity risks. The Risk & Compliance Committee, in conjunction with our Chief Legal Officer and Chief Information Security Officer, or CISO, also reviews our data security programs, our plans to mitigate cybersecurity risk and respond to data security breaches and monitoring of compliance with data security compliance programs and test preparedness. The Risk & Compliance Committee periodically reports to our full Board of Directors on, among other things, our key enterprise risk exposures and our data security program, including cybersecurity, and also reports to the Audit Committee, as it deems appropriate or as instructed by the Board of Directors, regarding cybersecurity matters that may have a material effect on our financial statements. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs.

Our Information Security and Cybersecurity teams are responsible for managing and assessing our cybersecurity risk management program under the direction of our CISO, who receives reports from our Information Security and Cybersecurity teams and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. We have cybersecurity operations in both the United States and in our office in Kuala Lumpur, Malaysia to ensure 24/7 monitoring of our global cybersecurity environment and to coordinate the investigation and remediation of alerts. Our CISO and dedicated personnel are certified and experienced information systems security professionals and information security managers with many years of experience. In addition, we provide cybersecurity training to all employees annually. Our Information Security and Cybersecurity teams manage and continually enhance a robust enterprise security infrastructure with the goal of preventing cybersecurity incidents to the extent feasible while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. We have also established a Major Incident Response team, which is responsible for responding to, mitigating and resolving any unexpected security incident. Management, including the CISO and our cybersecurity team, regularly update the Risk & Compliance Committee on the company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, third-party assessments of the company’s cybersecurity programs, developments in cybersecurity and updates to the company’s cybersecurity programs and mitigation strategies.

Third-party cybersecurity experts also play a key role in our cybersecurity risk management. We engage third-party service providers to conduct evaluations of our security controls, including through penetration testing, independent audits and consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of our security controls, leveraging third-party technology and expertise.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. In addition, our third-party service providers and other partners face similar cybersecurity threats, and although we assess these third parties’ cybersecurity controls through a cybersecurity assessment, which may include a cybersecurity questionnaire depending on our risk evaluation, and include security and privacy addendums to our contracts where applicable, a cybersecurity incident any of these entities could materially adversely affect our operations, performance and results of operations. For more information about these risks, please see “Risk Factors – Risks Relating to Information Security – Cyberattacks, data security breaches or other similar incidents or disruptions suffered by us or third parties upon which we rely could have a material adverse effect on our business, harm our reputation and expose us to public scrutiny or liability” in this Annual Report on Form 10-K.

Item 2. Properties

Facilities

Our principal corporate headquarters are located in New York City. We lease all our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it become necessary, suitable additional or alternative space will be available to accommodate our operations. The square footage leased as of December 31, 2023 in each of the Company's office locations is as follows:

Location	Approximate Square Footage
New York, New York (Including Headquarters) (1)	23,455
Jersey City, New Jersey	34,418
Kuala Lumpur, Malaysia	27,698
Santa Monica, California	3,750
Sioux Falls, South Dakota	2,160

(1)
12,765 square feet of our leased facilities in New York, New York have been subleased to other tenants.

Item 3. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact our business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows.”

We have determined, based on our current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described below, would not have a material adverse effect on our business, financial position, results of operations or cash flows. As of December 31, 2023, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to our business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

In the ordinary course of our business, we are and have been from time to time subject to, and may in the future be subject to, governmental and regulatory examinations, information requests, investigations and proceedings (both formal and informal) in connection with various aspects of our activities by state agencies, certain of which could result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. We have responded to and cooperated with the relevant state agencies and will continue to do so in the future, as appropriate.

CFPB Litigation

On September 29, 2022, the CFPB initiated a civil action in the United States District Court for the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc., ML Plus LLC and our 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, we moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, we moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. On October 9, 2023, we moved for a stay of the action pending a decision from the United States Supreme Court in CFPB v. Community Financial Services Association of America, Ltd., No. 22-448 (U.S. argued Oct. 3, 2023) (“CFSA”). On December 1, 2023, the Court issued an order granting our motion and staying the action pending the United State Supreme Court’s decision in CFSA. We continue to maintain that the CFPB’s claims are meritless and are vigorously defending against the lawsuit. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition, results of operations or cash flows.

MALKA Seller Members Litigation

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing our acquisition of Malka Media Group LLC (the “MALKA Acquisition”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). We believe that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and that the Seller Members’ claims in their lawsuit are meritless. We continue to vigorously defend against the lawsuit and have filed counterclaims against the Seller Members, alleging, among other things, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. At this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition, results of operations or cash flows.

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

We believe that the Former Preferred Stockholders’ claims are meritless, and on November 6, 2023, we filed a motion to dismiss the lawsuit in its entirety. We intend to vigorously defend against the lawsuit. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock and Public Warrants are currently listed on the NYSE under the symbols “ML” and “ML WS,” respectively.

Holders

As of March 1, 2024, there were 164 holders of record of Class A Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock are held of record by banks, brokers and other financial institutions.

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

The graph below compares the cumulative total return of Class A Common Stock from September 23, 2021, the date on which the Class A Common Stock commenced trading on the NYSE, through December 31, 2023, with the comparable cumulative return of two indices, the S&P SmallCap 600 and the F-Prime Fintech Index. The performance graph and table assume an initial investment of $100 on September 23, 2021. We have not paid any cash dividends on the Class A Common Stock and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

	MoneyLion	S&P SmallCap 600	F-Prime Fintech Index
September 23, 2021	$100.00	$100.00	$100.00
December 31, 2021	40.30	106.29	86.61
December 31, 2022	6.20	89.18	28.46
December 31, 2023	20.90	103.50	61.09

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

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

Overview

MoneyLion is a leader in financial technology, powering the next generation of personalized products and financial content for American consumers. MoneyLion was founded in 2013 with a vision to rewire the financial system. Our mission is to give everyone the power to make their best financial decisions. We believe that the financial wellness gap in America can be addressed by bridging the financial literacy and the financial access gaps, shortening the distance between education and action.

We design and offer modern personal finance products, tools and features and curate money-related content that delivers actionable insights and guidance to our users. We also operate and distribute embedded finance marketplace solutions that match consumers with personalized third-party offers from our partners, providing convenient access to an expansive breadth of financial solutions that enable consumers to borrow, spend, save and achieve better financial outcomes. Our leading marketplace solutions provide valuable distribution, acquisition, growth and monetization channels for our partners. In addition, we provide creative media and brand content services to clients across industries through our media division and leverage our adaptive, in-house content studio to produce and deliver engaging and dynamic content in support of our product and service offerings.

We have purposefully built our platform to help consumers navigate all of their financial inflection points, combining our deep first-party product expertise, engaging content, marketplaces, innovative technology, data and AI capabilities to create the ultimate marketplace solution. As of December 31, 2023, we had 14.0 million Total Customers who used 23.1 million Total Products and over 1,100 Enterprise Partners in our network. We strategically employ comprehensive, data-driven analytics and cutting-edge technology to enhance our platform, creating personalized experiences for our users based on our rich datasets. Utilizing innovative approaches to financial guidance that engage and educate our users within a peer community, we seek to empower consumers to take control of their financial lives.

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
•
Membership Programs: We earn revenue from the monthly subscription fee paid by our customers, which is reflected in service and subscription fees. We also earn revenue from interest income on Credit Builder Loans, which is reflected in net interest income on finance receivables.
•
MoneyLion Investing: We earn revenue from the monthly administration fee paid by our customers, which is reflected in service and subscription fees.
•
MoneyLion Crypto: We earn revenue from Zero Hash, which is reflected in service and subscription fees. Zero Hash pays us a share of the fees that they earn from our customers in exchange for us enabling Zero Hash to effect digital currency-related transactions for our customers.

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

Business Combinations — Since January 1, 2022, we have completed the following business combinations:

•
Engine – On February 17, 2022, we completed our acquisition of Even Financial Inc., which was subsequently renamed to ML Enterprise Inc., doing business as the brand Engine by MoneyLion (“Engine” and such acquisition, the “Engine Acquisition”). Engine powers the leading embedded finance marketplace solutions we offer to our Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,100 Enterprise Partners in our network who integrate our software platform onto their properties, we enable robust distribution capabilities and a more simple and efficient system of customer acquisition and also provide value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded our addressable market, extended the reach of our own products and services and diversified our revenue mix.

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

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2022, governing the Engine Acquisition (the “Engine Merger Agreement”), the equityholders and advisors of Even Financial Inc. were entitled to receive an additional payment from the Company of up to an aggregate of 8,000,000 shares of Series A Preferred Stock, based on the attributed revenue of Engine’s business during the 13-month period commencing January 1, 2022 (the “Earnout”). On May 22, 2023, in connection with Engine's partial achievement of the Earnout, the Company issued 4,354,092 shares of Series A Preferred Stock and, in lieu of fractional shares and with respect to recipients otherwise ineligible to receive shares, approximately $0.5 million in cash to the former equityholders and advisors of Even Financial Inc.

Factors Affecting Our Performance

We are subject to a number of risks including, but not limited to, the need for successful development of products, services and functionality; the need for additional capital (or financing) to fund operating losses; competition with substitute products and services from larger companies; protection of proprietary technology and information; dependence on key individuals; and risks associated with changes in information technology. For additional information, see Part I, Item 1A “Risk Factors.”

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

Seasonality

We may experience seasonal fluctuations in our revenue. During the fourth quarter, revenue in our Consumer business may benefit from increased consumer spending during the holiday season, which may increase demand for our advance product as consumers seek additional liquidity. During the first quarter, we may see stronger collections on Instacash receivables resulting in a relatively lower provision for credit losses on consumer receivables as a result of the impact of tax refunds, as well as stronger demand for our banking and investment products and services. Seasonal trends may be superseded by market or macroeconomic events, which can have a significant impact on our business, as described above.

Competition

We compete across our business lines with a variety of competitors, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or earned wage access products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. In addition to competing for customers for our product and service offerings, we also compete to attract viewership of the content to which we connect customers, as there are other sources of financial-related content and news, many of which are more established and have a larger subscriber base. Furthermore, we compete with other advertising agencies and other service providers to attract marketing budget spending from our Enterprise clients. With respect to our media division, we compete with others in the digital media and content creation industry, which range from large and established media companies, including social media companies, advertising agencies and production studios, to emerging start-ups. We expect our competition to continue to increase. The success of our business depends on our ability to compete effectively and attract new and retain existing customers and clients, which depends upon many factors both within and beyond our control.

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

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace loan offer. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 14.0 million and 6.5 million as of December 31, 2023 and 2022, respectively.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace loan offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or Instacash advances or opened multiple products through our marketplace, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 23.1 million and 12.9 million as of December 31, 2023 and 2022, respectively.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,171, comprising 547 Product Partners and 624 Channel Partners, and 1,067, comprising 480 Product Partners and 587 Channel Partners, as of December 31, 2023 and 2022, respectively.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending product and Instacash earned wage access product and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $2.3 billion and $1.8 billion for the twelve months ended December 31, 2023 and 2022, respectively. All originations were originated directly by MoneyLion.

Gross Profit

The calculation of gross profit, which is prepared in accordance with U.S. GAAP, for the twelve months ended December 31, 2023 and 2022 is as follows:

	Twelve Months Ended December 31,
	2023	2022
Total revenue, net	$423,431	$340,745
Less:
Cost of Sales
Direct costs	(126,361)	(106,419)
Provision for credit losses on receivables - subscription receivables[1]	(4,101)	(5,231)
Provision for credit losses on receivables - fees receivables[2]	(12,988)	(8,253)
Technology related costs	(12,532)	(10,447)
Professional services	(5,501)	(5,898)
Compensation and benefits	(9,221)	(8,951)
Other operating expenses	(377)	(438)
Gross Profit	$252,350	$195,109

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

During the quarter, we determined that Gross Profit was no longer a key performance metric that we use to measure our business performance based on our evolving financing structure. As a result, we will no longer be presenting Gross Profit for subsequent quarters or years.

Adjusted EBITDA (Non-GAAP Measure)

Management believes Adjusted EBITDA, a non-U.S. GAAP measure, provides relevant and useful information to investors regarding the performance of the company. Refer to the “— Non-GAAP Measures” section below for further discussion of Adjusted EBITDA.

Results of Operations for the Twelve Months Ended December 31, 2023 and 2022

Revenues

The following table is reference for the discussion that follows.

	Twelve Months Ended December 31,		Change
	2023	2022	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$272,897	$208,829	$64,068	30.7%
Net interest income on finance receivables	12,193	10,147	2,046	20.2%
Total consumer revenues	285,090	218,976	66,114	30.2%
Enterprise service revenues	138,341	121,769	16,572	13.6%
Total revenue, net	$423,431	$340,745	$82,686	24.3%

We generate revenue primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Service and subscription fees

Service and subscription fees increased by $64.1 million, or 30.7%, to $272.9 million for the twelve months ended December 31, 2023, as compared to $208.8 million for the same period in 2022. The increase in service and subscription fees was driven by increases in fee income related to instant transfer fees and tips from Instacash of $62.7 million as a result of the growth of Instacash advances across both existing and new customers, an increase in banking-related revenue such as interchange and fee income of $2.2 million and an increase in subscription fees of $0.3 million due to an increased number of customers enrolled in the Credit Builder Plus membership. These increases were partially offset by a net decrease of $0.9 million in revenue from a volume-based incentive payment program from a third-party payment network and $0.2 million of lower account fees on our investing product.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $2.0 million, or 20.2%, to $12.2 million for the twelve months ended December 31, 2023, as compared to $10.1 million for the same period in 2022. The increase in net interest income on finance receivables was driven by origination growth on our Credit Builder Loans across both existing and new customers. The amortization of loan origination costs decreased by $0.8 million to $0.2 million for the twelve months ended December 31, 2023, as compared to $1.0 million for the same period in 2022.

Enterprise service revenues

Enterprise service revenues increased by $16.6 million, or 13.6%, to $138.3 million for the twelve months ended December 31, 2023, as compared to $121.8 million for the same period in 2022. This increase was primarily attributable to stronger performance in our Enterprise Marketplace and a full year impact of the Engine Acquisition, which was slightly offset by a decrease in Media Services revenue.

Operating Expenses

The following table is reference for the discussion that follows:

	Twelve Months Ended December 31,		Change
	2023	2022	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	$93,418	$99,753	$(6,335)	-6.4%
Compensation and benefits	93,895	99,603	(5,708)	-5.7%
Marketing	28,125	37,245	(9,120)	-24.5%
Direct costs	126,361	106,419	19,942	18.7%
Professional services	19,105	32,650	(13,545)	-41.5%
Technology-related costs	24,056	21,536	2,520	11.7%
Other operating expenses	43,816	42,216	1,600	3.8%
Total operating expenses	$428,776	$439,422	$(10,646)	-2.4%

Other (expense) income
Interest expense	$(28,663)	$(29,799)	$1,136	-3.8%
Change in fair value of warrant liability	(473)	7,923	(8,396)	nm
Change in fair value of contingent consideration from mergers and acquisitions	6,613	41,254	(34,641)	-84.0%
Goodwill impairment loss	(26,721)	(136,760)	110,039	-80.5%
Other income	8,268	1,359	6,909	508.4%
Total other expense	$(40,976)	$(116,023)	$75,047	-64.7%

Income tax benefit	$(1,076)	$(25,634)	$24,558	-95.8%

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

Provision for credit losses on consumer receivables decreased by $6.3 million, or 6.4%, to $93.4 million for the twelve months ended December 31, 2023, as compared to $99.8 million for the same period in 2022. This decrease resulted primarily from a decrease to the provision related to Instacash advance receivables of $6.9 million, Credit Builder Loan receivables of $3.0 million and subscription fees receivables of $1.1 million. These decreases were partially offset by an increase in provision related to Instacash instant transfer fees and tips of $4.7 million.

Compensation and benefits

Compensation and benefits decreased by $5.7 million, or 5.7%, to $93.9 million for the twelve months ended December 31, 2023, as compared to $99.6 million for the same period in 2022. This decrease was driven primarily by $9.7 million of lower employee costs and $1.6 million of lower severance costs as a result of expense reduction initiatives taken at the end of 2022. This decrease was partially offset by an increase in stock-based compensation expenses of $3.3 million, lower software capitalization benefit of $1.4 million and an increase in annual bonuses and commissions of $0.9 million due to company performance.

Marketing

Marketing decreased by $9.1 million, or 24.5%, to $28.1 million for the twelve months ended December 31, 2023, as compared to $37.2 million for the same period in 2022. This decrease resulted primarily from lower spend on advertising through digital platforms.

Direct costs

Direct costs increased by $19.9 million, or 18.7%, to $126.4 million for the twelve months ended December 31, 2023, as compared to $106.4 million for the same period in 2022. The increase was primarily driven by $15.0 million of direct costs related to the growth of Enterprise Marketplace revenues, an increase in payment processing fees of $5.7 million and an increase in origination expenses of $1.9 million, driven by growth in Total Originations and Total Customers, which was partially offset by a $1.1 million decrease in Media direct costs as a result of lower revenues, a $0.9 million decrease in costs related to our banking and investment account products and $0.6 million of lower underwriting costs.

Professional services

Professional services decreased by $13.5 million, or 41.5%, to $19.1 million for the twelve months ended December 31, 2023, as compared to $32.7 million for the same period in 2022. This decrease resulted primarily from lower outside consulting and accounting fees of $11.4 million, lower recruiting expenses of $1.2 million and lower outside legal fees of $0.9 million.

Technology-related costs

Technology-related costs increased by $2.5 million, or 11.7%, to $24.1 million for the twelve months ended December 31, 2023, as compared to $21.5 million for the same period in 2022. This increase resulted primarily from an increase in depreciation and amortization related to equipment and software of $1.3 million and an increase in costs related to internet hosting, software licenses and subscriptions of $1.2 million.

Other operating expenses

Other operating expenses increased by $1.6 million, or 3.8%, to $43.8 million for the twelve months ended December 31, 2023, as compared to $42.2 million for the same period in 2022. The increase was primarily due to an increase related to legal matters of $2.1 million, an increase in intangible amortization of $1.7 million attributable to the Engine Acquisition and an increase in rent expense of $1.2 million primarily attributable to a landlord reimbursement of capital expenditures during 2022, the Engine Acquisition and lease impairment charges from subleasing Engine's former office space. These increases were partially offset by lower costs related to corporate insurance of $1.0 million and lower expenses related to processing transactions in our Consumer business of $2.2 million.

Our other (expense) income consists of the following:

Interest expense

Interest expense decreased by $1.1 million, or 3.8%, to $28.7 million for the twelve months ended December 31, 2023, as compared to $29.8 million for the same period in 2022. This decrease resulted from a decrease in average debt outstanding during the twelve months ended December 31, 2023 compared to the same period in 2022. See Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was an expense of $0.5 million for the twelve months ended December 31, 2023, as compared to a benefit of $7.9 million for the same period in 2022. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of contingent consideration from mergers and acquisitions

Change in fair value of contingent consideration from mergers and acquisitions was a benefit of $6.6 million for the twelve months ended December 31, 2023, as compared to a benefit of $41.3 million for the same period in 2022. The change was due to changes in the inputs driving the fair value calculations.

Goodwill impairment loss

A goodwill impairment loss was identified based on goodwill impairment calculations effective June 30, 2023 and December 31, 2022. See Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies — Goodwill” for additional information.

Other income

Other income increased by $6.9 million to other income of $8.3 million for the twelve months ended December 31, 2023, as compared to other income of $1.4 million for the same period in 2022. The majority of the increase in other income during the twelve months ended December 31, 2023 was related to an increase in interest income of $5.3 million from interest bearing deposit accounts and a decrease in losses on debt extinguishment of $0.3 million. The twelve months ended December 31, 2023 also included a gain on the sale of regulatory credits totaling $0.6 million, non-recurring trademark use settlement income of $0.2 million and income from a sublease initiated during the twelve months ended December 31, 2023 of $0.3 million.

Income tax benefit

See Part II, Item 8 “Financial Statements and Supplementary Data — Income Taxes” for an explanation of the significant income tax benefit recorded during the twelve months ended December 31, 2023.

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

We define Adjusted EBITDA as net income (loss) plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrant liability, change in fair value of contingent consideration from mergers and acquisitions, goodwill impairment loss, stock-based compensation expense and certain other expenses that management does not consider in measuring performance. We believe that Adjusted EBITDA provides a meaningful understanding of an aspect of profitability based on our current product portfolio. In addition, Adjusted EBITDA is useful to an investor in evaluating our performance because it:

•
is a measure widely used by investors, analysts and competitors to measure a company’s operating performance;

•
is a metric used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

•
is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

The reconciliation of net loss to Adjusted EBITDA for the twelve months ended December 31, 2023 and 2022 is as follows:

	Twelve Months Ended December 31,
	2023	2022
Net loss	$(45,245)	$(189,066)
Add back:
Interest related to corporate debt[1]	13,037	10,117
Income tax benefit	(1,076)	(25,634)
Depreciation and amortization expense	24,826	21,673
Changes in fair value of warrant liability	473	(7,923)
Change in fair value of contingent consideration from mergers and acquisitions	(6,613)	(41,254)
Goodwill impairment loss	26,721	136,760
Stock-based compensation expense	22,896	19,603
Other expenses[2]	11,394	12,432
Adjusted EBITDA	$46,413	$(63,296)

(1)
We add back the interest expense related to all outstanding corporate debt, excluding outstanding principal balances related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility. For U.S. GAAP reporting purposes, interest expense related to corporate debt is included within interest expense in the statement of operations.
(2)
We add back other expenses, including those related to transactions, including mergers and acquisitions and financings, that occurred, litigation-related expenses and certain costs or gains that management does not consider in measuring performance. Generally, these expenses are included within other expenses or professional fees in the statement of operations.

Changes in Financial Condition to December 31, 2023 from December 31, 2022

	December 31,	December 31,	Change
	2023	2022	$	%
Assets
Cash and restricted cash	$94,479	$153,709	$(59,230)	-38.5%
Consumer receivables	208,167	169,976	38,191	22.5%
Allowance for credit losses on consumer receivables	(35,329)	(24,841)	(10,488)	42.2%
Consumer receivables, net	172,838	145,135	27,703	19.1%
Enterprise receivables, net	15,978	19,017	(3,039)	-16.0%
Property and equipment, net	1,864	2,976	(1,112)	-37.4%
Goodwill and intangible assets, net	176,541	220,847	(44,306)	-20.1%
Other assets	53,559	54,658	(1,099)	-2.0%
Total assets	$515,259	$596,342	$(81,083)	-13.6%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	$189,753	$232,011	$(42,258)	-18.2%
Accounts payable and accrued liabilities	52,396	58,129	(5,733)	-9.9%
Warrant liability	810	337	473	140.4%
Other liabilities	15,077	33,496	(18,419)	-55.0%
Total liabilities	258,036	323,973	(65,937)	-20.4%
Series A Preferred Stock	-	173,208	(173,208)	-100.0%
Stockholders' equity:
Common Stock	1	1	-	0.0%
Additional paid-in capital	969,641	766,839	202,802	26.4%
Accumulated deficit	(702,719)	(657,979)	(44,740)	6.8%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	257,223	99,161	158,062	159.4%
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$515,259	$596,342	$(81,083)	-13.6%

Assets

Cash and restricted cash

Cash and restricted cash decreased by $59.2 million, or 38.5%, to $94.5 million as of December 31, 2023, as compared to $153.7 million as of December 31, 2022. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $27.7 million, or 19.1%, to $172.8 million as of December 31, 2023, as compared to $145.1 million as of December 31, 2022. The increase was primarily driven by an increase in Instacash receivables, net of allowance for credit losses, from December 31, 2022 to December 31, 2023, which was partially offset by a decrease in loan receivables.

Enterprise receivables, net

Enterprise receivables, net decreased by $3.0 million, or 16.0%, to $16.0 million as of December 31, 2023, as compared to $19.0 million as of December 31, 2022. This decrease was primarily attributable to a decrease in Consumer Marketplace receivables of $3.1 million and a decrease in Media receivables of $2.6 million. These decreases were partially offset by growth in Enterprise Marketplace receivables of $1.7 million and a reduction in the allowance for credit losses for enterprise receivables of $0.7 million.

Goodwill and intangible assets, net

Goodwill and intangible assets, net decreased by $44.3 million, or 20.1%, to $176.5 million as of December 31, 2023, as compared to $220.8 million as of December 31, 2022. This decrease was primarily attributable to the goodwill impairment recorded during the twelve months ended December 30, 2023 and amortization of intangible assets.

Other assets

Other assets decreased by $1.1 million, or 2.0%, to $53.6 million as of December 31, 2023, as compared to $54.7 million as of December 31, 2022. This was primarily attributable to a decline in operating lease right-of-use assets of $3.0 million due to amortization and impairments and a decline in prepaid expenses of $2.8 million. These declines were partially offset by an increase in receivables from payment processors of $4.5 million.

Liabilities

Debt agreements

Debt agreements decreased by $42.3 million, or 18.2%, to $189.8 million as of December 31, 2023, as compared to $232.0 million as of December 31, 2022. Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for further discussion of financing transactions.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities decreased by $5.7 million, or 9.9%, to $52.4 million as of December 31, 2023, as compared to $58.1 million as of December 31, 2022. The decrease was primarily attributable to a reduction of dividends payable of $6.8 million due to the settlement of the related Series A Preferred Stock, a reduction in payroll-related liabilities of $1.2 million, a reduction of $0.6 million in payable owed to payment processors and a reduction in the customer rewards accrual of $0.5 million. These decreases were partially offset by an increase in litigation reserves of $3.5 million.

Warrant liability

Warrant liability increased by $0.5 million, or 140.4%, to $0.8 million as of December 31, 2023, as compared to $0.3 million as of December 31, 2022. Refer to the “Results of Operations for the Twelve Months Ended December 31, 2023 and 2022” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities decreased by $18.4 million, or 55.0%, to $15.1 million as of December 31, 2023, as compared to $33.5 million as of December 31, 2022. The decrease was primarily attributable to a decrease in liabilities related to the settlement of contingent consideration from mergers and acquisitions of $11.4 million, a decrease in operating lease liabilities of $2.6 million due to paydowns and a reduction in insurance premium liabilities of $2.5 million due to reduced insurance premiums.

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

Receivables originated on our platform, including Credit Builder Loans and Instacash advances, were primarily financed through special purpose vehicle financings from third-party institutional lenders. As of December 31, 2023, there was an outstanding principal balance of $64.5 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $62.5 million under the ROAR 2 SPV Credit Facility. For more information, see Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for more information on the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

The following table presents the Company’s cash, restricted cash and receivable from payment processor, as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Cash	$92,195	$115,864
Restricted cash	2,284	37,845
Receivable from payment processor	$37,362	$32,881

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the twelve months ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$116,346	$3,361
Net cash used in investing activities	(127,565)	(141,546)
Net cash (used in) provided by financing activities	(48,011)	45,670
Net change in cash and restricted cash	$(59,230)	$(92,515)

Operating Activities

Net cash provided by operating activities was $116.3 million for the twelve months ended December 31, 2023 compared to net cash provided by operating activities of $3.4 million for the twelve months ended December 31, 2022. The increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net loss, of approximately $100.2 million and changes in working capital during the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022.

Investing Activities

Net cash used in investing activities was $127.6 million for the twelve months ended December 31, 2023 compared to net cash used in investing activities of $141.5 million for the twelve months ended December 31, 2022. The decrease in net cash used in investing activities was primarily related to a reduction in spending on mergers and acquisitions and software development during the twelve months ended December 31, 2023, which was partially offset by an increase in net originations of finance receivables and cash payments to settle contingent consideration related to mergers and acquisitions.

Financing Activities

Net cash used in financing activities was $48.0 million for the twelve months ended December 31, 2023 compared to net cash provided by financing activities of $45.7 million for the twelve months ended December 31, 2022. The increase in cash used for financing activities was primarily attributable to a decrease in proceeds from debt issuances, net of fees and financing costs, an increase in debt principal payments, a decrease in proceeds related to the exercise of stock options during the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 and cash disbursements related to the automatic conversion of the Series A Preferred Stock to Class A Common Stock pursuant to the terms of the Certificate of Designations governing the Series A Preferred Stock and dividends on the Series A Preferred Stock that were paid during the twelve months ended December 31, 2023.

Financing Arrangements

Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2023:

	Total	2024	2025 – 2026	2027 – 2028	Thereafter
Monroe Term Loans	$65,000	$—	$65,000	$—	$—
ROAR 1 SPV Credit Facility	64,500	—	64,500	—	—
ROAR 2 SPV Credit Facility	62,500	—	62,500	—	—
Operating lease obligations	8,318	3,101	3,545	1,672	—
Vendor unconditional purchase obligations	27,817	2,317	17,000	8,500	—
Total	$228,135	$5,418	$212,545	$10,172	$—

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K in this Annual Report on Form 10-K.

Equity

Series A Preferred Stock

For more information regarding the Series A Preferred Stock, see Part II, Item 8 “Financial Statements and Supplementary Data — Common and Preferred Stock” in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At December 31, 2023, the Company did not have any material off-balance sheet arrangements.

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

The Monroe Term Loans (as defined in Part II, Item 8 “Financial Statements and Supplementary Data — Debt” in this Annual Report on Form 10-K), and future funding arrangements may, bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of December 31, 2023, would result in an approximately $0.7 million impact to annual interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MoneyLion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MoneyLion Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 and Note 3 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses in the year ended December 31, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326).

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

Austin, Texas

March 7, 2024

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Cash	$92,195	$115,864
Restricted cash, including amounts held by variable interest entities (VIEs) of $128 and $36,235	2,284	37,845
Consumer receivables	208,167	169,976
Allowance for credit losses on consumer receivables	(35,329)	(24,841)
Consumer receivables, net, including amounts held by VIEs of $131,283 and $113,963	172,838	145,135
Enterprise receivables, net	15,978	19,017
Property and equipment, net	1,864	2,976
Intangible assets, net	176,541	194,247
Goodwill	—	26,600
Other assets	53,559	54,658
Total assets	$515,259	$596,342
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Liabilities:
Secured loans, net	$64,334	$88,617
Accounts payable and accrued liabilities	52,396	58,129
Warrant liability	810	337
Other debt, net, including amounts held by VIEs of $125,419 and $143,394	125,419	143,394
Other liabilities	15,077	33,496
Total liabilities	258,036	323,973
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock (Series A), $0.0001 par value; 45,000,000 shares authorized as of December 31, 2023 and December 31, 2022, 0 and 25,655,579 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	173,208
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 66,666,666 shares authorized as of December 31, 2023 and December 31, 2022, 10,444,627 and 10,412,294 issued and outstanding, respectively, as of December 31, 2023 and 8,619,678 and 8,587,345 issued and outstanding, respectively, as of December 31, 2022(1)	1	1
Additional paid-in capital	969,641	766,839
Accumulated deficit	(702,719)	(657,979)
Treasury stock at cost, 32,333 shares at December 31, 2023 and December 31, 2022(1)	(9,700)	(9,700)
Total stockholders' equity	257,223	99,161
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$515,259	$596,342

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2023	2022
Revenue
Service and subscription revenue	$411,238	$330,598
Net interest income on loan receivables	12,193	10,147
Total revenue, net	423,431	340,745
Operating expenses
Provision for credit losses on consumer receivables	93,418	99,753
Compensation and benefits	93,895	99,603
Marketing	28,125	37,245
Direct costs	126,361	106,419
Professional services	19,105	32,650
Technology-related costs	24,056	21,536
Other operating expenses	43,816	42,216
Total operating expenses	428,776	439,422
Net income (loss) before other (expense) income and income taxes	(5,345)	(98,677)
Interest expense	(28,663)	(29,799)
Change in fair value of warrant liability	(473)	7,923
Change in fair value of contingent consideration from mergers and acquisitions	6,613	41,254
Goodwill impairment loss	(26,721)	(136,760)
Other income	8,268	1,359
Net loss before income taxes	(46,321)	(214,700)
Income tax benefit	(1,076)	(25,634)
Net loss	(45,245)	(189,066)
Reversal of previously accrued / (accrued) dividends on preferred stock	690	(6,880)
Net loss attributable to common shareholders	$(44,555)	$(195,946)

Net loss per share, basic and diluted(1)	$(4.63)	$(24.32)
Weighted average shares used in computing net loss per share, basic and diluted(1)	9,614,309	8,056,529

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares(1)	Amount(1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2023	25,655,579	$173,208	8,587,345	$1	$766,839	$(657,979)	$(9,700)	$99,161
Stock-based compensation	—	—	—	—	22,896	—	—	22,896
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	449,544	—	(860)	—	—	(860)
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	110,925	—	1,914	—	—	1,914
Issuance of equity in connection with Engine Acquisition and the related contingent consideration, net of working capital adjustments	4,400,172	1,560	23,453	—	304	—	—	304
Voluntary conversion of preferred stock to common stock	(6,698)	(45)	230	—	45	—	—	45
Reversal of previously accrued dividends on preferred stock	—	—	—	—	690	—	—	690
Settlement of accrued dividends on preferred stock	—	—	229,605	—	2,976	—	—	2,976
Automatic conversion of redeemable convertible preferred stock (Series A)	(30,049,053)	(174,723)	1,012,093	—	174,849	—	—	174,849
Other	—	—	(901)	—	(12)	505	—	493
Net loss	—	—	—	—	—	(45,245)	—	(45,245)
Balances at December 31, 2023	—	$—	10,412,294	$1	$969,641	$(702,719)	$(9,700)	$257,223

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares(1)	Amount(1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2022	—	$—	7,682,748	$1	$701,256	$(469,873)	$(9,700)	$221,684
Stock-based compensation	—	—	—	—	19,603	—	—	19,603
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	294,988	—	2,399	—	—	2,399
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	508,069	—	22,250	—	—	22,250
Issuance of options and preferred stock in connection with Engine Acquisition, net of working capital adjustments	28,656,121	193,465	—	—	8,960	—	—	8,960
Conversion of preferred stock to common stock	(3,000,542)	(20,257)	100,018	—	20,257	—	—	20,257
Accrued dividends on preferred stock	—	—	—	—	(6,880)	—	—	(6,880)
Accrued dividends settled in common stock	—	—	1,522	—	81	—	—	81
Other	—	—	—	—	(1,087)	960	—	(127)
Net loss	—	—	—	—	—	(189,066)	—	(189,066)
Balances at December 31, 2022	25,655,579	$173,208	8,587,345	$1	$766,839	$(657,979)	$(9,700)	$99,161

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twelve Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(45,245)	$(189,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for losses on receivables	93,418	99,753
Depreciation and amortization expense	24,826	21,673
Change in deferred fees and costs, net	2,119	2,017
Change in fair value of warrants	473	(7,923)
Change in fair value of contingent consideration from mergers and acquisitions	(6,613)	(41,254)
Gain (loss) on foreign currency translation	(60)	18
Expenses related to debt modification and prepayments	—	730
Goodwill impairment loss	26,721	136,760
Stock compensation expense	22,896	19,603
Deferred income taxes	(2,091)	(26,020)
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(234)	4
Enterprise receivables, net	2,853	(3,152)
Other assets	1,098	(14,908)
Accounts payable and accrued liabilities	819	5,059
Other liabilities	(4,634)	67
Net cash provided by operating activities	116,346	3,361
Cash flows from investing activities:
Net originations and collections of finance receivables	(120,441)	(114,072)
Purchase of property and equipment and software development	(6,008)	(8,890)
Acquisition of Engine, net of cash acquired	—	(18,584)
Settlement of contingent consideration related to mergers and acquisitions	(1,116)	—
Net cash used in investing activities	(127,565)	(141,546)
Cash flows from financing activities:
Repayments to secured/senior lenders	(25,000)	(24,029)
Fees related to debt prepayment	—	(375)
Net repayments to special purpose vehicle credit facilities	(19,000)	—
Borrowings from secured lenders	—	69,300
Payment of deferred financing costs	(132)	(1,625)
Payments related to the automatic conversion of redeemable convertible preferred stock (Series A) in lieu of fractional shares of common stock and dividends on preferred stock	(3,007)	—
Proceeds (payments) related to issuance of common stock related to exercise of stock options and warrants, net of tax withholdings related to vesting of stock-based compensation	(860)	2,399
Other	(12)	—
Net cash (used in) provided by financing activities	(48,011)	45,670
Net change in cash and restricted cash	(59,230)	(92,515)
Cash and restricted cash, beginning of period	153,709	246,224
Cash and restricted cash, end of period	$94,479	$153,709

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,578	$27,521

Supplemental disclosure of non-cash investing and financing activities:
Voluntary conversion of preferred stock to common stock	$45	$20,257
Automatic conversion of redeemable convertible preferred stock (Series A) to common stock	$174,849	$—
Reversal of previously accrued / (accrued) dividends on preferred stock	$690	$(6,880)
Issuance of common stock to settle accrued dividends on preferred stock and Preferred Stock Equivalents	$3,280	$81
Equity issued as consideration for mergers and acquisitions	$1,864	$202,425
Equity issued as settlement of contingent consideration related to Malka Acquisition	$1,914	$22,250
Equity issued as settlement of contingent consideration related to Engine Acquisition	$1,440	$—
Contingent consideration issued related to mergers and acquisitions	$—	$45,336
Lease liabilities incurred in exchange for operating right-of-use assets	$—	$7,568

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

MoneyLion is a leader in financial technology, powering the next generation of personalized products and financial content for American consumers. MoneyLion designs and offers modern personal finance products, tools and features and curate money-related content that delivers actionable insights and guidance to its users. MoneyLion also operates and distributes embedded finance marketplace solutions that match consumers with personalized third-party offers from its partners, providing convenient access to an expansive breadth of financial solutions that enable consumers to borrow, spend, save and achieve better financial outcomes. In addition, MoneyLion provides creative media and brand content services to clients across industries through its media division and leverages its adaptive, in-house content studio to produce and deliver engaging and dynamic content in support of MoneyLion's product and service offerings.

On November 15, 2021, MoneyLion completed its acquisition of Malka Media Group LLC (“MALKA” and such transaction, the “MALKA Acquisition”). MALKA forms the basis of MoneyLion's media division and provides MoneyLion with the creative capabilities to produce and deliver engaging and dynamic content in support of MoneyLion's product and service offerings. MALKA also offers creative media and brand content services to clients in MoneyLion's Enterprise business. The MALKA Acquisition accelerated MoneyLion's ability to engage consumers across digital media, allowing it to directly connect with communities natively inside and outside of the MoneyLion platform.

On February 17, 2022, MoneyLion completed its acquisition of Even Financial Inc., which was subsequently renamed to ML Enterprise Inc., doing business as the brand Engine by MoneyLion (“Engine” and such acquisition, the “Engine Acquisition”). Engine powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners (as defined herein) through which Engine connects and matches consumers with real-time, personalized product and service recommendations. For the over 1,100 Enterprise Partners in MoneyLion's network who integrate MoneyLion's software platform onto their properties, MoneyLion enables robust distribution capabilities and a more simple and efficient system of customer acquisition and also provides value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded MoneyLion's addressable market, extended the reach of its own products and services and diversified its revenue mix.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive loss; therefore, there is no difference between net loss and comprehensive loss for the twelve months ended December 31, 2023 and 2022.

Reverse Stock Split—On April 24, 2023, the Company amended the Company's Fourth Amended and Restated Certificate of Incorporation (as amended from time to time, the "Certificate of Incorporation") to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, a 1-for-30 reverse stock split (the “Reverse Stock Split”) of the Class A Common Stock. At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company's stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the NYSE. The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol “ML.”

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

Variable Interest Entities—The Company’s primary source of funding for originated receivables is special purpose vehicle financings from third-party lenders (the “SPV Credit Facilities”). The Company may sell certain loan and Instacash receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (the “SPV Borrowers”), which pledge such receivables and related cash flows as collateral to support the financing of additional receivables. The underlying loan and Instacash receivables are originated and serviced by other wholly owned subsidiaries of the Company. The SPV Borrowers are required to maintain pledged collateral consisting of cash balances and loan and Instacash receivables, the value of which must equal or exceed the aggregate principal amounts of the loans financed through the SPV Credit Facilities. 90% of the loan and Instacash receivables net asset balance is counted as collateral. Proceeds received from the SPV Credit Facilities can only be used to purchase loan and Instacash receivables. The payments and interest, as applicable, received from the loan and Instacash receivables held by the SPV Borrowers are used to repay obligations under the SPV Credit Facilities. While the SPV Credit Facilities and related agreements provide assurances to the third-party lenders regarding the quality of loan and Instacash receivables and certain origination and servicing functions to be performed by other wholly owned subsidiaries of the Company, the third-party lender may absorb losses in the event that the payments and interest, as applicable, received in connection with the loan and Instacash receivables are not sufficient to repay the loans made through the SPV Credit Facilities.

The Company is required to evaluate the SPV Borrowers for consolidation, which the Company has concluded are VIEs. The Company has the ability to direct the activities of the SPV Borrowers that most significantly impact the economic performance of the wholly owned subsidiaries that act as the originators and servicer of the loan and Instacash receivables held by the SPV Borrowers. Additionally, the Company has the obligation to absorb losses related to the pledged collateral in excess of the aggregate principal amount of the receivables and the right to proceeds related to the excess loan and Instacash receivables securing the SPV Credit Facilities once all loans and interest under such SPV Credit Facilities are repaid, which exposes the Company to losses and returns that could potentially be significant to the SPV Borrowers. Accordingly, the Company determined it is the primary beneficiary of the SPV Borrowers and is required to consolidate them as indirect wholly owned VIEs. For more information, see Note 7, “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the twelve months ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,
	2023	2022
Consumer revenues
Service and subscription fees	$272,897	$208,829
Net interest income on finance receivables	12,193	10,147
Total consumer revenues	285,090	218,976
Enterprise service revenues	138,341	121,769
Total revenue, net	$423,431	$340,745

Service and subscription fees—The Credit Builder Plus membership was developed to allow consumer customers to access affordable credit through asset collateralization, build savings, improve financial literacy and track their financial health. The Credit Builder Plus membership is intended to emphasize the program’s ability to help consumer customers build credit while also saving. Members receive access to the Company’s secured personal Credit Builder Loan, banking account and related services, managed investment services, an online cryptocurrency account, credit tracking services and Instacash advances.

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

With respect to the Company’s Instacash advance service, the Company provides customers with the option to provide a tip for the offering. Fees earned on tips are recognized gross over the term of the Instacash advance, as the services related to these fees are not distinct from the services of the Instacash advance. Advances typically include a term of 30 days or less, depending on the individual’s pay cycle. The Company’s policy is to suspend the account when an advance is past the scheduled repayment date on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain. The receivable related to the tip is recorded at the amount billed to the customer.

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

Lead generation fees are earned through the operation of a robust technology platform via an API that connects consumers to Product Partners. The Company’s API platform functions as a powerful definitive search, comparison and ad recommendation engine that provides consumers with personalized offers and matches the demand and supply of financial and non-financial products and services. The lead generating services conducted through the API comprise a series of distinct services that are substantially the same and have the same pattern of transfer. The Company is entitled to receive transaction fees that are based on performance structure, including but not limited to cost per funded loan, cost per approved credit card, cost per click or cost per savings accounts, or revenue share based on successful lead conversion. The transaction fees and revenue share are considered revenue from contracts with Product Partners, including financial institutions and other financial service providers. These fees and revenue share to which the Company expects to be entitled are deemed variable consideration because the lead generation volume over the contractual term is not known. Because the lead generating service performance obligation is a series of distinct services, the Company applies the variable consideration exception and allocates the variable consideration to the period in which the fees are earned, and recognizes revenue over time.

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

Allowance for Losses on Receivables—An allowance for losses on consumer receivables and related accrued interest and fee receivables is established to provide for current expected credit losses in the Company’s consumer receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of many factors, including changes in the nature, volume, and risk characteristics of the consumer receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the consumer’s ability to pay. The allowance is developed on a general basis and each period management assesses each product type by origination cohort in order to determine the forecasted performance of those cohorts and arrive at an appropriate allowance rate for that period. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

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

An allowance for losses on service and subscription fees receivables is established to provide for current expected credit losses in the Company’s service and subscription fee receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of historical charge-offs and recoveries on these receivables, as well as certain qualitative factors including current economic conditions that may affect the customers’ ability to pay.

Receivables from enterprise services have a low rate of default, and as such the related allowance is not material. The Company monitors enterprise receivable default rates for any indication of a deterioration in average credit quality that may result in more material levels of allowance for losses.

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. Since the CODM reviews financial information on a consolidated basis for purposes of allocating resources and in assessing performance, the Company has one operating segment, and therefore, one reportable segment.

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

Fair Value of Financial Instruments—Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

The Company had no assets measured at fair value on a recurring or non-recurring basis as of December 31, 2023 and December 31, 2022 except for goodwill, which was valued using Level 3 inputs, as described in Note 2, “Summary of Significant Accounting Policies.” Liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 are the Private Placement Warrants (as defined herein) and contingent consideration related to mergers and acquisitions, which are further described in Note 12, “Stock Warrants,” and Note 15, “Mergers and Acquisitions,” respectively. The Company had no liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and December 31, 2022. There have been no transfers between levels during the twelve months ended December 31, 2023 and December 31, 2022.

The Company also has financial instruments which are not measured at fair value. The Company has evaluated cash, restricted cash, consumer receivables, net, enterprise receivables, net, receivables from payment processors, prepaid expenses, accounts payable and accrued liabilities and other financial instrument assets and liabilities, and believes the carrying value approximates the fair value due to the short-term nature of these balances and that the fair value of these financial instruments would be based on Level 1 fair value measurements. The carrying value of the secured loans approximates their fair value based on the relatively short duration these instruments have been outstanding and the secured loans' variable interest rate based on market rates. The carrying value of other debt approximates its fair value based on the relatively short duration these instruments have been outstanding and availability of alternative financing sources at similar interest rates with the same terms. The fair value of secured loans and other debt would be based on Level 2 fair value measurements.

Net Loss Per Share—The Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered the redeemable convertible preferred stock to be a participating security as the holders were entitled to receive dividends at a dividend rate payable in preference and priority to the holders of common stock.

Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses, which is consistent with the if converted method of calculation. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted stock units, performance stock units, Earnout Shares, as defined in Note 13, “Net Loss Per Share,” and warrants to purchase common stock were considered common shares equivalents but were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss attributable to all classes of common stockholders, diluted net loss per share attributable to all classes of common stockholders is the same as basic net loss per share attributable to all classes of common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net losses attributable to common stockholders for the fiscal years ended December 31, 2023 and 2022.

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

Goodwill—The Company performed goodwill impairment testing annually on the last day of the fiscal year or more frequently if indicators of potential impairment existed until goodwill was fully impaired as described below. A potential impairment indicator was identified on each of June 30, 2022, September 30, 2022, December 31, 2022 and June 30, 2023 due to a decline in the price of the Class A Common Stock and the Company's related market capitalization and, as such, the Company performed a goodwill impairment test as of June 30, 2022, September 30, 2022, December 31, 2022 and June 30, 2023. The goodwill impairment test is performed at the consolidated company level since the Company represents one reporting unit.

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

The December 31, 2022 assessment indicated that the carrying value of the reporting unit exceeded the reporting unit's fair value, resulting in a goodwill impairment loss of $136,760, which also represented the accumulated impairment losses related to goodwill as of December 31, 2022. Determining the fair value of the reporting unit required the use of estimates and the exercise of significant judgment, which are inherently subjective in nature. For quantitative goodwill impairment testing, the fair value of the reporting unit was calculated using a blend of a discounted cash flow method and a guideline public company method.

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

The guideline public company method utilized the Company's historical and forecasted revenue to enterprise value ratio to determine revenue multiples to calculate the enterprise value of the reporting unit. The guideline public company method also included an estimated control premium based on consultation between the Company's management and third-party valuation specialists.

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

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges were recognized during the years ended December 31, 2023 and 2022.

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

Stock-Based Compensation—The Company accounts for the options, restricted stock units (“RSUs”) and performance share units (“PSUs”) granted to employees or directors as stock-based compensation expense based on their grant date fair value.

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

Valuation of consideration transferred related to mergers and acquisitions—The Company determined that the contingent consideration related to the earnout provisions, the Closing Make-Whole Provision (as defined herein) and the Preferred Stock Equivalents (as defined herein) in connection with the MALKA Acquisition and Engine Acquisition did not meet the criteria for equity treatment. For provisions that do not meet all the criteria for equity treatment, the contingent consideration is required to be recorded at fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as a non-cash gain or loss on the statements of operations. As such, the MALKA and Engine earnout provision were recorded as a liability and any change in fair value was recognized in the Company's statements of operations. The fair value of the MALKA and Engine earnout was estimated using a Monte Carlo Simulation Model.

The Company determined that the consideration related to the shares of Series A Preferred Stock transferred as part of the consideration for the Engine Acquisition meets the criteria for equity treatment. The fair value of this consideration was estimated using a Monte Carlo Simulation Model and recorded to equity on the date of issuance.

Property and Equipment—Property and equipment is carried at cost. Depreciation is determined principally under the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Leasehold improvements	5 years
Furniture and fixtures	5 years
Computers and equipment	2 years

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

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, along with subsequent related ASUs, creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of operations as the amounts expected to be collected change. The Company adopted ASU 2016-13 and the related subsequent ASUs effective January 1, 2023, and applied the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. Upon adoption, the Company increased consumer receivables, net by $692, decreased enterprise receivables, net by $187 and reduced accumulated deficit by $505. The adoption of the new guidance did not impact the Company’s consolidated statements of operations or cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting and subsequently issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions in which the reference London Interbank Offered Rate (“LIBOR”) or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. These ASUs are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022 and the expedients are available through December 31, 2024. Early adoption is permitted. The Company has no significant contracts based on LIBOR as of December 31, 2023. As such, the Company currently does not intend to elect the optional expedients and exceptions.

3. CONSUMER RECEIVABLES

The Company’s finance receivables consist of secured personal loans and principal amounts of Instacash advances. Secured loan principal balances are either partially or fully deposited into an escrow account upon origination with any remaining balance being given to the borrower. The funds in the escrow account may be used to pay the secured personal loan in full or can be released to the borrower once the secured personal loan is paid in full. Until such time, the funds in the escrow account may be collected by the Company in the event the borrower becomes contractually past due. Accrued interest receivables represent the interest accrued on the loan receivables based upon the daily principal amount outstanding except for loans that are on nonaccrual status.

The Company’s policy is to suspend recognition of interest income on secured personal loans and place the secured personal loan on nonaccrual status when the account is more than 60 days past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due. The Company has elected to not measure an allowance for losses on accrued interest receivable. Any accrued interest receivable that becomes 90 days past due on a contractual basis is charged-off by reversing net interest income on loan receivables. Net charge-offs of accrued interest income were $1,470 and $2,058 for the twelve months ended December 31, 2023 and 2022.

Fees receivable represent the amounts due to the Company for tips and instant transfer fees related to the Instacash earned wage access product. Subscription receivables represent the amounts billed to customers for subscription services.

The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or Instacash advance terms though no direct correlation between charge-off rates and these factors has been identified in the Company's analysis. When assessing provision for losses on consumer receivables, the Company takes into account the composition and delinquency status of the outstanding consumer receivables and the related forecasted principal loss rates based on recent historical experience. Recent historical loss rates are updated on a quarterly basis. Charge-offs of consumer receivable balances occur after becoming 90 days past contractually due unless specific circumstances are identified on an individual or group of receivables that indicate charge-off is not appropriate. The level of exceptions to charge-offs occurring once 90 days past due is not material. Consumer receivable charge-offs typically occur within one year of origination. The tables below show consumer receivables balances as of December 31, 2023 and December 31, 2022 and the consumer receivables activity, charge-off rates and aging by product for the twelve months ended December 31, 2023 and 2022.

Consumer receivables consisted of the following:

	December 31,	December 31,
	2023	2022
Loan receivables	$66,815	$73,451
Instacash receivables	120,336	77,688
Finance receivables	187,151	151,139
Fees receivable	16,137	14,019
Subscription receivables	3,491	3,419
Deferred loan origination costs	86	331
Accrued interest receivable	1,302	1,068
Consumer receivables, before allowance for credit losses	$208,167	$169,976

Changes in the allowance for losses on loan receivables were as follows:

	Twelve Months Ended December 31,
	2023	2022
Beginning balance	$5,784	$6,494
Provision for credit losses on receivables	9,451	12,504
Loan receivables charged off	(13,765)	(19,647)
Recoveries	4,291	6,429
Ending balance	$5,761	$5,780

Changes in allowance for losses on Instacash receivables were as follows:

	Twelve Months Ended December 31,
	2023	2022
Beginning balance	$23,240	$15,131
Provision for credit losses on receivables	66,878	73,765
Instacash receivables charged off	(84,016)	(97,264)
Recoveries	19,890	26,316
Ending balance	$25,992	$17,948

Changes in allowance for losses on fees receivable were as follows:

	Twelve Months Ended December 31,
	2023	2022
Beginning balance	$908	$420
Provision for credit losses on receivables	12,988	8,253
Fees receivable charged off	(13,898)	(11,221)
Recoveries	2,554	3,251
Ending balance	$2,552	$703

Changes in allowance for losses on subscription receivables were as follows:

	Twelve Months Ended December 31,
	2023	2022
Beginning balance	$1,292	$278
Provision for credit losses on receivables	4,101	5,231
Subscription receivables charged off	(5,538)	(5,766)
Recoveries	1,169	667
Ending balance	$1,024	$410

The following is an assessment of the repayment performance of loan receivables as of December 31, 2023 and December 31, 2022 and presents the contractual delinquency of the loan receivables portfolio:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$58,980	88.2%	$63,578	86.6%

Delinquency:
31 to 60 days	4,451	6.7%	5,579	7.6%
61 to 90 days	3,384	5.1%	4,294	5.8%
Total delinquency	7,835	11.8%	9,873	13.4%
Loan receivables before allowance for credit losses	$66,815	100.0%	$73,451	100.0%

Loan receivables that are 61 to 90 days contractually past due are placed on non-accrual status.

The following is an assessment of the repayment performance of Instacash receivables as of December 31, 2023 and December 31, 2022 and presents the contractual delinquency of the Instacash receivables portfolio:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$104,541	86.9%	$70,003	90.1%

Delinquency:
31 to 60 days	8,829	7.3%	7,685	9.9%
61 to 90 days	6,966	5.8%	—	0.0%
Total delinquency	15,795	13.1%	7,685	9.9%
Instacash receivables before allowance for credit losses	$120,336	100.0%	$77,688	100.0%

The following is an assessment of the repayment performance of fees receivable as of December 31, 2023 and December 31, 2022 and presents the contractual delinquency of the fees receivable portfolio:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$13,971	86.6%	$10,645	75.9%

Delinquency:
31 to 60 days	1,197	7.4%	3,374	24.1%
61 to 90 days	969	6.0%	—	0.0%
Total delinquency	2,166	13.4%	3,374	24.1%
Fees receivable before allowance for credit losses	$16,137	100.0%	$14,019	100.0%

The following is an assessment of the repayment performance of subscription receivables as of December 31, 2023 and December 31, 2022 and presents the contractual delinquency of the subscription receivables portfolio:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Current	$2,786	79.8%	$2,487	72.8%

Delinquency:
31 to 60 days	407	11.7%	534	15.6%
61 to 90 days	298	8.5%	398	11.6%
Total delinquency	705	20.2%	932	27.2%
Subscription receivables before allowance for credit losses	$3,491	100.0%	$3,419	100.0%

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Leasehold improvements	$1,932	$1,970
Furniture and fixtures	361	853
Computers and equipment	2,551	2,298
	4,844	5,121
Less: accumulated depreciation	(2,980)	(2,145)
Property and equipment, net	$1,864	$2,976

Total depreciation expense related to property and equipment was $1,293 and $1,235 for the twelve months ended December 31, 2023 and 2022, respectively.

5. INTANGIBLE ASSETS

Changes in goodwill were as follows:

	Goodwill Before Impairment	Cumulative Goodwill Impairments	Goodwill
Balance at December 31, 2022	$163,360	$(136,760)	$26,600
Goodwill impairment loss	—	(26,721)	$(26,721)
Other	121	—	121
Balance at December 31, 2023	$163,481	$(163,481)	$—

See Note 2, “Summary of Significant Accounting Policies,” for additional information regarding goodwill impairment.

Intangible assets consisted of the following:

		December 31,	December 31,
	Useful Life	2023	2022
Proprietary technology and capitalized internal-use software	3 - 7 years	$43,105	$41,495
Work in process		1,695	1,812
Customer relationships	10 - 15 years	160,500	160,500
Trade names	9 - 15 years	15,960	16,620
Less: accumulated amortization		(44,719)	(26,180)
Intangible assets, net		$176,541	$194,247

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internally developed software were $5,626 and $6,984 for the twelve months ended December 31, 2023 and 2022, respectively.

For the twelve months ended December 31, 2023 and 2022, total amortization expense was $23,533 and $20,438, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at December 31, 2023 for the years ending:

2024	$23,856
2025	23,856
2026	23,856
2027	23,284
2028	20,975
Thereafter	59,019
$174,846

6. OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2023	2022
Receivable from payment processors	$37,362	$32,881
Prepaid expenses	5,987	8,804
Operating lease right-of-use assets	6,159	9,123
Other	4,051	3,850
Total other assets	$53,559	$54,658

7. DEBT

The Company’s debt as of December 31, 2023 and 2022 is presented below:

	December 31,	December 31,
	2023	2022
Monroe Term Loans	$65,000	$90,000
Unamortized discounts and debt issuance costs	(666)	(1,383)
Total secured loans, net	$64,334	$88,617

ROAR 1 SPV Credit Facility	$64,500	$83,000
ROAR 2 SPV Credit Facility	62,500	63,000
Unamortized discounts and debt issuance costs	(1,581)	(2,606)
Total other debt, net	$125,419	$143,394

Second Lien Loan — In April 2020, the Company entered into a Loan and Security Agreement (“Second Lien Loan”) with a lender for a second-lien loan facility with an initial principal balance of $5,000. The Second Lien Loan bore interest at the greater of (a) 12%, and (b) a fluctuating rate of interest per annum equal to the Wall Street Journal Prime Rate plus 5.75%, not to exceed 15%. Interest was payable until April 30, 2022, and thereafter, the outstanding principal was payable in twelve equal installments through the facility maturity date of May 1, 2023. The Second Lien Loan was secured by substantially all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including Invest in America Credit Fund 1 LLC (“IIA”) and all of the related SPVs, ROAR 1 SPV Finance LLC and ROAR 2 SPV Finance LLC. Under the terms of the Second Lien Loan the Company was subject to certain covenants, as defined. The Company used the Second Lien Loan proceeds for general corporate purposes. On August 27, 2021, the Company entered into a Second Amendment to the Loan and Security Agreement that refinanced the Second Lien Loan and increased principal borrowings up to an aggregate principal amount of $25,000, and with Monroe Capital Management Advisors, LLC replacing MLi Subdebt Facility 1 LLC as collateral agent and administrative agent for the lenders. The other material terms of the loan remained the same. Upon the consummation of the Business Combination, the Company repaid the original $5,000 principal balance owed to MLi Subdebt Facility 1 LLC, together with accrued interest and fees. In March 2022, this principal was rolled into the Monroe Term Loans (as defined herein).

First Lien Loan — In July 2020, the Company entered into a Loan and Security Agreement (“First Lien Loan”) with a bank for a $25.0 million first-lien loan facility consisting of a $20.0 million revolving credit line and $5.0 million term loan. The revolving line bore interest at the greater of (i) Wall Street Journal Prime Rate plus 2.25% and (ii) 6.50%, and had a maturity date of May 1, 2022. The term loan bore interest at the greater of (i) Wall Street Journal Prime Rate plus 3.25% and (ii) 7.50%. Interest only on the term loan was payable until September 1, 2021, and thereafter outstanding principal was payable in thirty-nine equal installments through the facility maturity date of May 1, 2024. The First Lien Loan was secured on a first-priority basis by all assets of the Company, including capital stock of all subsidiaries, except for capital stock and assets in certain excluded subsidiaries, as defined, including IIA and all of the related SPVs, ROAR 1 SPV Finance LLC and ROAR 2 SPV Finance LLC. Under the terms of the First Lien Loan, the Company was subject to certain covenants, as defined. The Company used the First Lien Loan proceeds to repay certain outstanding indebtedness and for general corporate purposes.

Monroe Term Loans—In March 2022, the Company entered into a credit agreement (the “Original Monroe Credit Agreement” and as amended by Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, and Amendment No. 2 to the Credit Agreement, dated as of April 28, 2023 (“Amendment No. 2”), the “Monroe Credit Agreement”) with certain financial institutions from time to time party thereto, as lenders (the “Lenders”), and Monroe Capital Management Advisors, LLC, as administrative agent and lead arranger (“Monroe Capital”). The Original Monroe Credit Agreement provided for the following:

•
$70,000 aggregate principal amount of term loans (the “Term A-1 Loans”), available to be drawn at the closing date;

•
$20,000 aggregate principal amount of term loans (the “Term A-2 Loans”), as described further below;
•
$20,000 aggregate principal amount of delayed draw term loans (the “Term B Loans”), which were available to be drawn for a period of 18-months following the closing date, subject to certain conditions set forth in the Monroe Credit Agreement; and
•
subject to certain conditions set forth in the Monroe Credit Agreement, the ability to incur incremental commitments of up to $60,000 aggregate principal amount of Term A-1 Loans or Term B Loans (the “Incremental Term Loans”; the Term A-1 Loans, the Term A-2 Loans, the Term B Loans and, if applicable, the Incremental Term Loans, collectively, the “Monroe Term Loans”).

In connection with the foregoing, at the closing of the Original Monroe Credit Agreement, the Company borrowed Term A-1 Loans in an aggregate principal amount of $70.0 million. Proceeds of the Term A-1 Loans were used (a) to repay in full the approximately $24.0 million aggregate principal amount outstanding under the First Lien Loan, including accrued and unpaid interest and related fees, (b) to pay transaction-related fees and expenses and (c) for general corporate purposes and working capital needs of the Company and its subsidiaries. With respect to the Term A-2 Loans, pursuant to the Monroe Credit Agreement, the lenders thereunder were deemed to have rolled over their $20.0 million aggregate principal amount of term loans outstanding under the Second Lien Loan in the same aggregate principal amount as their respective commitments with respect to the Term A-2 Loans, following which all obligations in respect of the Second Lien Loan were deemed to be satisfied and paid in full.

On April 28, 2023, the Company entered into Amendment No. 2 with the Lenders and Monroe Capital in order to extend the maturity date of the Term A-2 Loans and proactively manage the Company's interest expense through the remainder of 2023. Pursuant to Amendment No. 2, the Company, the Lenders and Monroe Capital agreed that the Company would: (i) pay $5.0 million of the outstanding principal balance of the Term A-2 Loans on May 1, 2023, $10.0 million of the outstanding principal balance of the Term A-2 loans on July 15, 2023 and the remaining outstanding principal balance of the Term A-2 Loans in full on October 15, 2023, and (ii) prepay $5.0 million of the outstanding principal balance of the Term A-1 Loans on October 15, 2023, with the remaining outstanding principal balance of the Term A-1 Loans continuing to be due on the original maturity date of March 24, 2026. In addition, the Term B Loans were no longer available to be drawn as of the effective date of Amendment No. 2. The Company was, prior to the entry into Amendment No. 2, in compliance with all of its covenants under the Credit Agreement. Amendment No. 2 was accounted for as a debt modification. Costs associated with Amendment No. 2 were not material.

The Term A-1 Loans and Term B Loans bear annual interest, payable monthly, at a floating rate measured by reference to, at the Company’s option, either (a) a base rate then in effect (equal to the greater of (i) the federal funds rate plus 0.50%, (ii) the prime rate, (iii) 2.00% and (iv) an adjusted one-month Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 1.00%) plus 1.00%) plus an applicable margin ranging from 6.00% to 8.25% per annum, depending on whether the “EBITDA Trigger Date” has occurred, the Company’s “Enterprise Value” and, once the EBITDA Trigger Date has occurred, its “Total Debt to EBITDA Ratio” (as such terms are defined in the Monroe Credit Agreement) or (b) an adjusted one-month or three-month SOFR (subject to a floor of 1.00%) plus an applicable margin ranging from 7.00% to 9.25% per annum, depending on whether the EBITDA Trigger Date has occurred, the Company’s Enterprise Value and, once the EBITDA Trigger Date has occurred, its Total Debt to EBITDA Ratio. The interest rate as of December 31, 2023 on the Term A-1 Loans was 14.64%. The Term A-2 Loans bore annual interest, payable monthly, at the greater of (i) 12% and (ii) a floating rate measured by reference to the prime rate plus 5.75% per annum, subject to a cap of 15%. Pursuant to Amendment No. 2, the Term A-2 Loans, which originally matured on May 1, 2023, was repaid in full during the year ended December 31, 2023.

The Term A-1 Loans and the Term B Loans mature on March 24, 2026. The Monroe Term Loans may be prepaid at the Company’s option at any time, in minimum principal amounts, and are subject to mandatory prepayment in an amount equal to 100% of the net cash proceeds upon the occurrence of certain asset dispositions and equity and debt offerings, 100% of certain extraordinary cash receipts and 0-50% of certain excess cash flow, in each case as specified in the Monroe Credit Agreement and subject to certain reinvestment rights as set forth in the Monroe Credit Agreement. Upon the occurrence of certain triggering events, including any prepayment of any Monroe Term Loans for any reason (subject to limited exceptions), the Company is required to pay a premium ranging from 0.00% to 3.00% of the principal amount of such prepayment depending on the Monroe Term Loans repaid and the date of the prepayment, plus, in the case of any Monroe Term Loans other than Term A-2 Loans and in the event the prepayment occurs within 12 months after the closing date, all interest that would have otherwise been payable on the amount of the principal prepayment from the date of prepayment to and including the date that is 12 months after the closing date.

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

Other Debt— In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 1 SPV Borrower”), entered into a $100,000 credit agreement, which was subsequently increased to $135,000 (the “ROAR 1 SPV Credit Facility”), with a lender for the funding of finance receivables, which secure the ROAR 1 SPV Credit Facility. The ROAR 1 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $200,000, bears interest at a rate of 12.5% and matures in March 2025, unless it is extended to March 2026. Under the terms of the ROAR 1 SPV Credit Facility, the ROAR 1 SPV Borrower is subject to certain covenants including minimum asset requirements to be held by ROAR 1 SPV Borrower.

In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 2 SPV Borrower”), entered into a $125,000 credit agreement, which was subsequently reduced to $75,000 (the “ROAR 2 SPV Credit Facility”), with a lender for the funding of finance receivables, which secure the ROAR 2 SPV Credit Facility. The ROAR 2 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $300,000, bears interest at a rate of 12.5% and matures in December 2025, unless it is extended to December 2026. Under the terms of the ROAR 2 SPV Credit Facility, the ROAR 2 SPV Borrower is subject to certain covenants including minimum asset requirements to be held by ROAR 2 SPV Borrower.

Debt Maturities—Of the principal related to the Company’s debt agreements, $127,000 and $65,000 is due for repayment during the years ended December 31, 2025 and 2026, respectively.

8. LEASES

The Company is party to operating leases for all of our offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that we are reasonably certain to exercise, as well as the periods provided by termination options that we are reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $3,542 and $2,936 for the twelve months ended December 31, 2023 and 2022, respectively. Short-term lease expense, variable lease expense and sublease income were not material for the twelve months ended December 31, 2023 and 2022.

On July 28, 2023, the Company entered into a sublease for 12,765 square feet of the Company's rental space in New York, New York, which does not include the Company's headquarters. As a result, $377 of impairment charges were recognized during the third quarter of fiscal year 2023 relating to the impairment of the right of use asset and property and equipment related to the site. Net rental income of $277 was recorded in other income for the twelve months ended December 31, 2023 and was not material for the twelve months ended December 31, 2022.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

December 31, 2023
2024	$3,101
2025	2,418
2026	1,127
2027	904
2028	768
Thereafter	-
Total lease payments	8,318
Less: imputed interest	1,329
Lease liabilities	$6,989
Weighted-average remaining lease term (years)	3.3
Weighted-average discount rate	11.4%

9. INCOME TAXES

For the years ended December 31, 2023 and 2022, income tax benefit computed at the federal statutory income tax rate of 21% differed from the recorded amount of income tax benefit due primarily to state income taxes and permanent differences.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2023		2022
Federal statutory rate	$(9,800)	21.00%	$(46,515)	21.00%
Effect of:
State taxes, net of federal tax benefit	(1,799)	3.85%	(3,962)	1.79%
Deferred rate change	552	(1.18)%	(847)	0.38%
Change in fair value of warrant liability	99	(0.21)%	(1,664)	0.75%
Return to provision	(2,313)	4.95%	396	(0.18)%
Goodwill impairment	25	(0.05)%	28,720	(12.97)%
Other permanent differences	708	(1.52)%	(4,972)	2.24%
Other	41	(0.08)%	1,411	(0.63)%
Release of valuation allowance	—	—%	(26,020)	11.75%
Change in valuation allowance	11,411	(24.45)%	27,819	(12.56)%
Total	$(1,076)	2.31%	$(25,634)	11.57%

The income tax benefit is as follows:

	Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State and local	672	185
Non-U.S.	343	201
	1,015	386

Deferred taxes:
Federal	(2,091)	(20,930)
State and local	—	(5,090)
Non-U.S.	—	—
	(2,091)	(26,020)
Income tax benefit	$(1,076)	$(25,634)

The tax effects of the primary temporary differences included in net deferred tax assets and liabilities are shown in the following table:

	December 31,
	2023	2022
Net operating loss carryforwards	$104,072	$112,952
Allowance for losses on finance receivables	9,085	6,576
Research and development credit	1,246	1,246
Stock compensation	2,489	1,235
Interest expense deduction limitation	2,917	—
Operating lease liability	1,795	—
Legal reserve	70	454
Contingent liability	1,276	—
Other	375	718
Total deferred tax assets, gross	123,325	123,181
Less: valuation allowance	(96,363)	(84,952)
Total deferred tax assets, net	26,962	38,229

Depreciation and amortization	(26,145)	(41,169)
Operating lease right-of-use assets	(1,580)	—
Other	(199)	(114)
Total deferred tax liabilities	(27,924)	(41,283)
Total deferred tax liabilities, net	$(962)	$(3,054)

As of December 31, 2023 and 2022, the Company maintained a valuation allowance of $96,363 and $84,952, respectively. The valuation allowance was recorded due to the fact that the Company has a cumulative loss incurred over the three-year period ended December 31, 2023. The company continues to provide a valuation allowance against its tax attributes because is unable to forecast when such deferred tax assets will be utilized.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11,411 and decreased by $1,799 during the twelve months ended December 31, 2023 and 2022, respectively.

Total U.S. federal and state operating loss carryforwards as of December 31, 2023 and 2022 were approximately $714,300 and $786,600, respectively. U.S. federal net operating loss carryforwards begin to expire in 2037, and state operating loss carryforwards begin to expire in 2025. U.S. Federal net operating losses of approximately $390,109 carry forward indefinitely.

Due to the net operating loss carryovers, the statute of limitations remains open for federal and state returns.

As of December 31, 2023, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,200. If not used, the current carryforwards will expire beginning in 2034.

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

The Company also acquired federal net operating losses in the Engine Acquisition. It was determined that the Engine net operating losses acquired are also subject to a Section 382 annual limitation of approximately $3,800 due to Engine's ownership changes in both 2018 and 2022. Engine is a net unrealized built-in gains (“NUBIG”) corporation and had a NUBIG of approximately $265,200 at the change date. As a result, the Engine annual limitation is expected to be increased in the first five years post-change by an aggregate of approximately $87,800. As of the 2022 ownership change, approximately $3,100 of the net operating losses that were restricted by the 2018 ownership change had freed up and become available for use, and approximately $6,000 remained restricted. A further approximately $55,000 in net operating losses had been generated between the date immediately following the 2018 ownership change and the 2022 ownership change. Of the approximately $58,100 in net operating losses that were now solely limited by the section 382 limitation resulting from the 2022 ownership change, all of the total net operating loss carryforwards are expected to become utilizable by the tax year ending December 31, 2025. The remaining approximately $6,000 in net operating loss carryforwards still subject to the section 382 limitation resulting from the 2018 ownership change are expected to free up and become available for use by the tax year ended December 31, 2049. None of the pre-change net operating losses subject to the July 31, 2018 and February 17, 2022 limitation are expected to expire unutilized as a result of both ownership changes.

10. COMMON AND PREFERRED STOCK

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

As of the close of trading on the NYSE on May 26, 2023, the per share volume-weighted average price of the shares of Class A Common Stock on the NYSE equaled or exceeded $10.00 for the twentieth trading day within a consecutive thirty trading day period ending no earlier than the last day of the lockup period applicable to such shares of Series A Preferred Stock (the “Automatic Conversion Event”). Accordingly, as a result of the Automatic Conversion Event, following the close of trading on the NYSE on May 26, 2023, all 30,049,053 shares of Series A Preferred Stock issued and outstanding automatically converted into 1,012,293 shares of newly issued Class A Common Stock based on the conversion rate provided in the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”). In lieu of any fractional shares otherwise issuable to any holder of the Series A Preferred Stock, the Company issued cash in accordance with the terms of the Certificate of Designations.

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

11. STOCK-BASED COMPENSATION

Incentive Plan

At the Company's 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”), Company stockholders approved the Company's Amended and Restated Omnibus Incentive Plan (as may be amended or restated from time to time, the “Incentive Plan”), as further described in the Company's Definitive Proxy Statement for the 2022 Annual Meeting, filed with the SEC on April 29, 2022.

The Incentive Plan permits the Company to deliver up to 3,115,327 shares of Class A Common Stock pursuant to awards issued under the Incentive Plan. The number of shares of Class A Common Stock reserved for issuance under the Incentive Plan will automatically increase on January 1 of each fiscal year until and including January 1, 2031 by an amount equal to the lesser of (i) 5% of the total number of shares of all classes of the Company's voting stock outstanding on December 31st of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A Common Stock as determined by the Compensation Committee of the Board of Directors.

Stock-based compensation of $22,896 and $19,603 was recognized during the twelve months ended December 31, 2023 and 2022, respectively.

Summary of Stock Option Activity

No stock options were granted during the twelve months ended December 31, 2023. The weighted average grant date fair value of options granted during the twelve months ended December 31, 2022 was $2.10. The grant date fair values for the year ended December 31, 2022 were calculated using a Monte Carlo simulation model which utilized estimates of future stock price volatility, expected term, expected forfeitures and risk-free interest rate. Assumptions used for the options granted during the twelve months ended December 31, 2022 are as follows:

Twelve Months Ended December 31, 2022
Expected Volatility	81%
Expected Dividend	—
Expected Term in Years	5.00
Expected Forfeitures	0%
Risk Free Interest Rate	0.99%

The following table represents option activity since December 31, 2021:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Options(1)	Option(1)	Term	Value
Options outstanding at December 31, 2021	1,248,618	$24.00	7.6 Years	$121,108
Options granted	196,728	28.30
Options exercised	(232,042)	13.80		$5,782
Options forfeited	(100,962)	33.00
Options expired	(15,844)	47.70
Options outstanding at December 31, 2022	1,096,498	$25.66	6.6 Years	$5,234
Options exercised	(151,278)	35.93		$1,878
Options forfeited	(84,054)	39.35
Options expired	(16,132)	25.94
Options outstanding at December 31, 2023	845,034	$26.83	5.6 Years	$32,628
Exercisable at December 31, 2023	751,981	23.52	5.6 Years	$31,108
Unvested at December 31, 2023	93,053	$53.58

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

132,122 options vested during the twelve months ended December 31, 2023 with an aggregate intrinsic value of $324. Total compensation cost related to unvested options not yet recognized as of December 31, 2023 was $2,119 and will be recognized over a weighted average of 1.1 years.

Summary RSU and PSU Activity

RSUs entitle the holder to receive one share of Class A Common Stock for each unit when the units vest, and typically RSUs vest over periods ranging from one to four years. PSUs entitle the holder to receive a specific number of Class A Common Stock, some of which are dependent on the market performance of Class A Common Stock (“Market PSUs”) while others are based on Key Performance Indicators (“KPIs”). KPIs include, but are not limited to, adjusted revenue, Adjusted EBITDA and Total Customers as further described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

The KPI PSU performance conditions are assessed each reporting period and expense related to these PSUs is adjusted by a factor consistent with the expected performance as of the reporting date.

The grant date fair values for the Market PSUs issued during the twelve months ended December 31, 2023 and 2022 were calculated using a Monte Carlo simulation model which utilized estimates of future stock price volatility, expected term and risk-free interest rate. Assumptions used for the Market PSUs granted during the twelve months ended December 31, 2023 are as follows:

	Twelve Months Ended December 31,
	2023	2022
Expected Volatility	83%	53% - 80%
Expected Dividend	—	—
Expected Term in Years	3.00	3.30 - 4.00
Risk Free Interest Rate	4.72%	2.10% - 4.50%

The following table represents RSU and PSU activity since December 31, 2021:

	Market PSUs		KPI PSUs		RSUs
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
		Date Fair		Date Fair		Date Fair
		Value		Value		Value
	Units(1)	Per Unit(1)	Units(1)	Per Unit(1)	Units(1)	Per Unit(1)
Units outstanding at December 31, 2021	—	$—	—	$—	20,908	$179.00
Units granted	334,001	26.10	89,064	59.00	714,704	53.00
Units forfeited	—	—	—	—	(70,788)	57.00
Units vested	—	—	(1,493)	33.00	(80,905)	83.00
Units outstanding at December 31, 2022	334,001	$26.10	87,571	$59.00	583,919	$52.51
Units granted	300,000	9.73	173,599	17.03	713,113	20.90
Units forfeited	(308,614)	22.62	(25,336)	70.56	(130,939)	39.77
Units vested	(26,493)	15.99	(41,942)	48.79	(343,359)	42.57
Units outstanding at December 31, 2023	298,894	$14.16	193,892	$22.12	822,734	$31.58

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

Total compensation cost related to unvested RSUs and PSUs not yet recognized as of December 31, 2023 was $25,689 and will be recognized over a weighted average of 1.7 years.

12. STOCK WARRANTS

Public Warrants and Private Placement Warrants

As a result of the Business Combination, MoneyLion acquired from Fusion Acquisition Corp., as of September 22, 2021, public warrants outstanding to purchase an aggregate of 583,333 shares of the Class A Common Stock (the “Public Warrants”) and private placement warrants outstanding to purchase an aggregate of 270,000 shares of the Class A Common Stock (the “Private Placement Warrants”) (in each case, as adjusted for the Reverse Stock Split) that expire on September 22, 2026. Each whole warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $345 per share, at any time commencing on 12 months from closing of Fusion Acquisition Corp.’s initial public offering.

Redemption of Warrants for Cash

The Company may call the warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the closing price of the Class A Common Stock equals or exceeds $540.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Common Stock and equity-linked securities for capital raising purposes in connection with the closing of the Business Combination for any 20 trading days within a 30-trading day period ending three business days before we send to the notice of redemption to the warrant holders).

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

The Public Warrants meet the conditions for equity classification in accordance with ASC 815-40. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the consolidated balance sheets. As of December 31, 2023 and 2022, the aggregate value of the Private Placement Warrants was $810 and $337, respectively. The Private Placement Warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statement of operations.

As of December 31, 2022, the Private Placement Warrants were valued using a Black-Scholes Option Pricing Model, which is calculated using Level 3 inputs as of December 31, 2022. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the Class A Common Stock. As of December 31, 2023, the Private Placement Warrants were valued based on the per warrant price of the Public Warrants, subject to adjustments to account for differences in contractual terms between the Private Placement Warrants and the Public Warrants. The per warrant price of the Public Warrants as of December 31, 2023 was $0.10.

The following table presents the quantitative information regarding Level 3 fair value measurement of warrants:

December 31,
2022
Strike price(1)	$345.00
Expected Volatility	79%
Expected Dividend - Class A Common Stock	—
Expected Term in Years	3.73
Risk Free Interest Rate	4.14%
Warrant Value Per Share(1)	$18.60

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The following table presents the changes in the fair value of the Private Placement Warrants:

Private Placement
Warrants
Warrants payable balance, December 31, 2022	$337
Mark-to-market adjustment	473
Warrants payable balance, December 31, 2023	$810

13. NET LOSS PER SHARE

The following table sets forth the computation of net loss per common share for the twelve months ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,
	2023	2022
Numerator:
Net loss	$(45,245)	$(189,066)
Reversal of previously accrued / (accrued) dividends on preferred stock	690	(6,880)
Net loss attributable to common shareholders	$(44,555)	$(195,946)

Denominator:
Weighted-average common shares outstanding - basic and diluted(1)	9,614,309	8,056,529
Net loss per share attributable to common stockholders - basic and diluted(1)	$(4.63)	$(24.32)

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The Company’s potentially dilutive securities, which include stock options, RSUs, preferred stock and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potentially issuable shares of Class A Common Stock from the computation of diluted net loss per share because including them would have an anti-dilutive effect for the twelve months ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Conversion of convertible preferred stock(1)	—	855,186
Warrants to purchase common stock(1)	853,330	853,330
PSUs, RSUs and options to purchase common stock(1)	2,160,554	2,115,517
Right to receive Earnout Shares(1)	583,333	583,333
Total common stock equivalents	3,597,217	4,407,366

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

In connection with the Business Combination, rights to receive Class A Common Stock (the “Earnout Shares”) were issued, with the right to receive Class A Common Stock contingent upon the Class A Common Stock reaching certain price milestones. 250,000 and 333,333 shares of Class A Common Stock will be issued if the Class A Common Stock share price equals or is greater than $375 and $495, respectively, for twenty out of any thirty consecutive trading days. The right to receive the Earnout Shares will expire on September 22, 2026.

14. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—
The Company’s unconditional purchase obligations include purchase commitments with suppliers and other obligations entered in to during the normal course of business regarding the purchase of goods and services. As of December 31, 2023, the Company’s estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in the Company’s consolidated balance sheet, were $2,317 in 2024, $8,500 in 2025, $8,500 in 2026 and $8,500 in 2027. For the year ended December 31, 2023 and 2022, purchases related to these obligations were $8,944 and $5,306, respectively.

Legal Matters—From time to time, the Company is subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. The Company is also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this Note 14, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact the Company's business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows.”

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of December 31, 2023, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

In the ordinary course of its business, the Company is and has been from time to time subject to, and may in the future be subject to, governmental and regulatory examinations, information requests, investigations and proceedings (both formal and informal) in connection with various aspects of its activities by state agencies, certain of which could result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. The Company has responded to and cooperated with the relevant state agencies and will continue to do so in the future, as appropriate.

On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc., ML Plus LLC and the Company's 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, the Company moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, the Company moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. On October 9, 2023, the Company moved for a stay of the action pending a decision from the United States Supreme Court in CFPB v. Community Financial Services Association of America, Ltd., No. 22-448 (U.S. argued Oct. 3, 2023) (“CFSA”). On December 1, 2023, the Court issued an order granting the Company’s motion and staying the action pending the United State Supreme Court’s decision in CFSA. The Company continues to maintain that the CFPB’s claims are meritless and is vigorously defending against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement governing the MALKA Acquisition (the “MIPA”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and that the Seller Members’ claims in their lawsuit are meritless. The Company continues to vigorously defend against the lawsuit and has filed counterclaims against the Seller Members, alleging, among other things, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. At this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

On July 27, 2023, MassMutual Ventures US II LLC, Canaan X L.P., Canaan XI L.P., F-Prime Capital Partners Tech Fund LP and GreatPoint Ventures Innovation Fund II, L.P., each of which are former equityholders of Even Financial Inc. and former holders of the Company’s Series A Preferred Stock (collectively, the “Former Preferred Stockholders”), brought a civil action in the SDNY against MoneyLion Inc., its Board of Directors and certain officers seeking declaratory relief and related damages. The Former Preferred Stockholders allege that the 1-for-30 Reverse Stock Split of the Class A Common Stock effected on April 24, 2023 was undertaken in a manner designed to trigger the Automatic Conversion Event pursuant to which all outstanding shares of Series A Preferred Stock automatically converted into certain shares of Class A Common Stock following the close of trading on the NYSE on May 26, 2023. The Former Preferred Stockholders further allege that the Definitive Proxy Statement the Company filed with the SEC on March 31, 2023 relating to the Special Meeting of Stockholders to approve the Reverse Stock Split proposal contained false and/or misleading statements and material omissions, and that the Company improperly failed to obtain the separate vote of the holders of the Series A Preferred Stock to approve the Reverse Stock Split. In connection therewith, the Former Preferred Stockholders assert claims against all defendants under Section 14(a) of the Securities Exchange Act of 1934 and for breach of the Certificate of Designations governing the Series A Preferred Stock, and a claim against the individual defendants for breach of fiduciary duty. The Company believes that the Former Preferred Stockholders’ claims are meritless, and on November 6, 2023, the Company filed a motion to dismiss the lawsuit in its entirety. The Company intends to vigorously defend against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

15. MERGERS AND ACQUISITIONS

Engine—On February 17, 2022, the Company completed the acquisition of all voting interest in Even Financial Inc., which was subsequently renamed to Engine, pursuant to the Amended and Restated Agreement and Plan of Merger, by and among the Company, Epsilon Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company, Even Financial Inc. and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as representative of the equityholders of Even Financial Inc. Engine powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations. For the over 1,100 Enterprise Partners in MoneyLion's network who integrate MoneyLion's software platform onto their properties, MoneyLion enables robust distribution capabilities and a more simple and efficient system of customer acquisition and also provides value-added data analytics and reporting services to enable them to better understand the performance of their marketplace programs and optimize their business over time. The Engine Acquisition expanded MoneyLion's addressable market, extended the reach of its own products and services and diversified its revenue mix.

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

The following table presents the changes in the liability related to the Earnout and Preferred Stock Equivalents:

		Preferred Stock
	Earnout	Equivalents
Balance as of December 31, 2022	$6,946	$1,997
Change in fair value of contingent consideration	(5,047)	(1,386)
Settlement of contingent consideration	(1,899)	(611)
Balance as of December 31, 2023	$—	$—

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

The Company’s pro forma revenue and net loss for the twelve months ended December 31, 2022 below have been prepared as if Even Financial Inc. had been purchased on January 1, 2022. The Company made certain pro forma adjustments related to amortization of intangible assets, intercompany activity and interest expense.

Twelve Months Ended December 31, 2022
(unaudited)
Revenue	$349,844
Net loss	$(193,495)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the Engine Acquisition had been completed at January 1, 2022. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

MALKA—On November 15, 2021, MoneyLion completed the MALKA Acquisition. MALKA forms the basis of MoneyLion's media division and provides MoneyLion with the creative capabilities to produce and deliver engaging and dynamic content in support of MoneyLion's product and service offerings. MALKA also offers creative media and brand content services to clients in MoneyLion's Enterprise business.

The unsettled restricted shares payable relating to the MALKA Acquisition earnout and the related make-whole were valued at $2,444 as of December 31, 2022 and were settled during the first quarter of 2023. The $180 and $4,867 decline in fair value for the twelve months ended December 31, 2023 and 2022, respectively, were included on the consolidated statements of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions. The restricted shares payable based on 2021 and 2022 operating performance were valued based on the Class A Common Stock price per share as of December 31, 2022.

16. RELATED PARTIES

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

The Company is party to an Amended and Restated Marketing Consulting Agreement, dated as of May 11, 2021 and as amended from time to time (the “Marketing Consulting Agreement”), with LeadGen Data Services LLC (“LeadGen”), pursuant to which LeadGen provides the Company with certain marketing, consumer acquisition, lead generation and other consulting services. A significant stockholder has an indirect financial interest in LeadGen. For the year ended December 31, 2023 and 2022, MoneyLion incurred expenses of $547 and $12,377, respectively, to LeadGen and earned $6,749 and $15,709 of revenue under the Marketing Consulting Agreement. As of December 31, 2023 and 2022, the net receivable owed to the Company from LeadGen was $1,088 and $867, respectively.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 7, 2024, the date on which these consolidated financial statements were available to be issued, and concluded that the following subsequent events were required to be disclosed:

On February 20, 2024, the Company entered into an approximately six year sublease which secured an additional 35,384 square feet of rental space in New York, New York.

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

Item 9A. Controls and Procedures

Restatement of Q3 2021 Financial Statements

On March 10, 2022, the Company filed Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (the “Q3 10-Q/A”) in order to restate (the “Q3 2021 Restatement”) the financial statements and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the SEC on November 15, 2021, arising from:

•
the manner in which the Company accounted for the conversion of subordinated convertible notes and exercise of stock warrants into equity in connection with the Business Combination, as the subordinated convertible notes and the stock warrants should have been marked to fair value as of when the Business Combination closed, with the related change in fair value recorded in operating expenses before the liabilities were reclassified to equity, instead of reclassifying these liabilities to equity based on their June 30, 2021 fair value measurement; and
•
the failure to include the impact of dilutive securities in the calculation of diluted net income per share for the three months ended September 30, 2021.

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

Remediation of Previously Reported Material Weaknesses

As previously disclosed, we determined that the Restatements described above, as well as the prior restatement of our consolidated financial statements for the years ended December 31, 2020 and December 31, 2019 with respect to the treatment of the noncontrolling interests attributable to the Class B investors of IIA, resulted from a material weakness in our internal control over financial reporting, as we did not maintain an effective control environment as controls over technical and complex accounting did not operate as expected. Subsequently, during the audit of our financial statements for the year ended December 31, 2022, our auditors identified control deficiencies in our internal control over financial reporting as a result of a lack of properly designed controls related to the calculation of the fair value of our reporting unit undertaken as a part of goodwill impairment testing as of December 31, 2022.

In addition to the foregoing material weakness, in connection with our assessment of our controls for the year ended December 31, 2022, as previously disclosed, we identified a separate material weakness in our internal control over financial reporting as of December 31, 2022 relating to a lack of properly designed controls, as well as insufficient written policies and procedures, in connection with our Enterprise revenue recognition accounting in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

As a result of the actions taken by the Company to enhance the Company's internal control over financial reporting, as described further below, management has concluded that each of the material weaknesses described above was remediated as of December 31, 2023.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that the information required for disclosure in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our remediation efforts.

In connection with our remediation of the material weaknesses as described above, we added additional resources intended to enhance our accounting and financial reporting functions, including hiring additional qualified personnel with technical expertise. We also designed formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In addition, we enhanced the supervisory review of accounting procedures in financial reporting and expanded and improved our review process for complex securities and transactions and related accounting standards. We completed the remediation as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, was conducted based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Executive and Director Compensation,” “Executive Compensation Arrangements” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Securities.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders under the heading “Audit Fee Disclosure.”

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

2.1.1

Amendment No. 1 to Merger Agreement, dated as of June 28, 2021, by and among MoneyLion Inc., Fusion Acquisition Corp. and ML Merger Sub Inc. (incorporated by reference to Exhibit 2.2 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on August 30, 2021).

2.1.2

Amendment No. 2 to Merger Agreement, dated as of September 4, 2021, by and among MoneyLion Inc., Fusion Acquisition Corp. and ML Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Fusion Acquisition Corp.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on September 8, 2021).

2.2†

Agreement and Plan of Merger, dated as of December 15, 2021, by and among MoneyLion Inc., Epsilon Merger Sub Inc., Even Financial Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on December 21, 2021).

2.3†

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

10.4.1†

Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, by and among MoneyLion Technologies Inc., as borrower, the various financial institutions party thereto, as lenders, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.'s Quarterly Report on Form 10-Q (File 001-39346), filed with the SEC on May 9, 2023).

10.4.2†

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

10.5.1†

Amendment No. 1 to the Amended and Restated Carrying Agreement, dated March 31, 2021, by and between DriveWealth, LLC and ML Wealth, LLC (incorporated by reference to Exhibit 10.5 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.5.2†

Amendment No. 2 to the Amended and Restated Carrying Agreement, dated December 6, 2021, by and between DriveWealth, LLC and ML Wealth, LLC incorporated by reference to Exhibit 10.6 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.5.3†

Amendment No. 3 to the Amended and Restated Carrying Agreement, dated September 15, 2023, by and between DriveWealth, LLC and ML Wealth, LLC (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.'s Quarterly Report on Form 10-Q (File 001-39346), filed with the SEC on November 7, 2023).

10.6†

Account Servicing Agreement, dated January 14, 2020, by and among ML Plus LLC and MetaBank, dba Meta Payment Systems. (incorporated by reference to Exhibit 10.6 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).

10.6.1†

First Amendment to Account Servicing Agreement, dated December 8, 2021, by and between ML Plus LLC and MetaBank, N.A. (incorporated by reference to Exhibit 10.8 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.6.2

Second Amendment to Account Servicing Agreement, dated as of September 6, 2022, by and between ML Plus LLC and Pathward, N.A. (f/k/a MetaBank, N.A.) (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File No. 001-39346), filed with the SEC on November 10, 2022).

10.7†

Service Agreement, dated March 16, 2020, by and among ML Plus LLC and Galileo Financial Technologies, Inc. (f/k/a Galileo Processing, Inc.) (incorporated by reference to Exhibit 10.10 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).

10.8	Forms of Support Agreement (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.’s Current Report on Form 8-K (File 001-39346), filed with the SEC on December 21, 2021).
10.9+

MoneyLion Inc. Outside Director Compensation Program (incorporated by reference to Exhibit 10.14 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.10+

Employment Agreement, dated as of March 14, 2022, by and between MoneyLion Inc. and Diwakar Choubey (incorporated by reference to Exhibit 10.1 to MoneyLion Inc.'s Current Report on Form 8-K (File 001-39346), filed with the SEC on March 18, 2022).

10.11+

Employment Agreement, dated as of March 14, 2022, by and between MoneyLion Inc. and Richard Correia (incorporated by reference to Exhibit 10.2 to MoneyLion Inc.'s Current Report on Form 8-K (File 001-39346), filed with the SEC on March 18, 2022).

10.12+

Employment Agreement, dated as of March 14, 2022, by and between MoneyLion Inc. and Timmie Hong (incorporated by reference to Exhibit 10.3 to MoneyLion Inc.'s Current Report on Form 8-K (File 001-39346), filed with the SEC on March 18, 2022).

10.13+	Form of PSU Grant Agreement (Share Price) (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on August 29, 2023).
10.14+	Form of RSU Grant Agreement (incorporated by reference to Exhibit 10.17 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 16, 2023).
10.15+	Form of PSU Grant Agreement (Annual) (incorporated by reference to Exhibit 10.18 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 16, 2023).
14.1

Code of Business Conduct and Ethics of MoneyLion Inc. (incorporated by reference to Exhibit 14.1 of MoneyLion Inc.'s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 16, 2023).

21.1*	List of Subsidiaries of MoneyLion Inc.
23.1*	Consent of RSM US LLP independent registered public accounting firm to MoneyLion Inc.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	MoneyLion Inc. Financial Restatement Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

MONEYLION INC.

Date: March 7, 2024	By:	/s/ Richard Correia
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2024.

Name	Position

/s/ Diwakar Choubey	Chief Executive Officer and Director
Diwakar Choubey	(Principal Executive Officer)

/s/ Richard Correia	President, Chief Financial Officer and Treasurer
Richard Correia	(Principal Financial Officer)

/s/ Mark Torossian	Chief Accounting Officer
Mark Torossian	(Principal Accounting Officer)

/s/ John Chrystal	Chairman of the Board
John Chrystal

/s/ Dwight L. Bush	Director
Dwight L. Bush

/s/ Matt Derella	Director
Matt Derella

/s/ Jeff Gary	Director
Jeff Gary

/s/ Lisa Gersh	Director
Lisa Gersh

/s/ Annette Nazareth	Director
Annette Nazareth

/s/ Michael Paull	Director
Michael Paull

/s/ Chris Sugden	Director
Chris Sugden