Form 10-Q
period 2024-03-31
MONEYLION INC.
filed 2024-05-07
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39346

MoneyLion Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0849243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

249-245 West 17th Street, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 300-9865

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ML	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for 1/30th of one share of Class A common stock	ML WS	The New York Stock Exchange

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

There were 10,787,979 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of May 1, 2024.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2024

i

INTRODUCTORY NOTE

General

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

Reverse Stock Split

On April 24, 2023, the Company amended the Company's Fourth Amended and Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, a 1-for-30 reverse stock split (the “Reverse Stock Split”) of the Class A common stock, par value $0.0001 per share (the “Class A Common Stock”). At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company's stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the New York Stock Exchange (the “NYSE”). The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol “ML.”

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

These and other factors are more fully discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023, and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

v

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

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2023, our consolidated financial statements and the related notes presented in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q and the other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Cash	$93,177	$92,195
Restricted cash, including amounts held by variable interest entities (VIEs) of $5,724 and $128	8,725	2,284
Consumer receivables	217,049	208,167
Allowance for credit losses on consumer receivables	(34,303)	(35,329)
Consumer receivables, net, including amounts held by VIEs of $138,185 and $131,283	182,746	172,838
Enterprise receivables, net	17,518	15,978
Property and equipment, net	1,975	1,864
Intangible assets, net	172,375	176,541
Other assets	61,404	53,559
Total assets	$537,920	$515,259
Liabilities and Stockholders' Equity
Liabilities:
Secured loans, net	$64,408	$64,334
Accounts payable and accrued liabilities	50,043	52,396
Warrant liability	729	810
Other debt, net, including amounts held by VIEs of $129,675 and $125,419	129,675	125,419
Other liabilities	22,607	15,077
Total liabilities	267,462	258,036
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 66,666,666 shares authorized as of March 31, 2024 and December 31, 2023, 10,820,256 and 10,787,923 issued and outstanding, respectively, as of March 31, 2024 and 10,444,627 and 10,412,294 issued and outstanding, respectively, as of December 31, 2023	1	1
Additional paid-in capital	975,801	969,641
Accumulated deficit	(695,644)	(702,719)
Treasury stock at cost, 32,333 shares as of March 31, 2024 and December 31, 2023	(9,700)	(9,700)
Total stockholders' equity	270,458	257,223
Total liabilities and stockholders' equity	$537,920	$515,259

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Service and subscription revenue	$118,073	$90,741
Net interest income on loan receivables	2,933	2,928
Total revenue, net	121,006	93,669
Operating expenses
Provision for credit losses on consumer receivables	20,230	16,511
Compensation and benefits	24,786	24,408
Marketing	10,866	6,392
Direct costs	31,389	29,802
Professional services	5,766	4,999
Technology-related costs	6,586	6,038
Other operating expenses	10,320	8,995
Total operating expenses	109,943	97,145
Net income (loss) before other (expense) income and income taxes	11,063	(3,476)
Interest expense	(6,817)	(7,511)
Change in fair value of warrant liability	81	(149)
Change in fair value of contingent consideration from mergers and acquisitions	—	246
Other income	2,359	1,649
Net income (loss) before income taxes	6,686	(9,241)
Income tax benefit	(389)	(24)
Net income (loss)	7,075	(9,217)
Accrual of dividends on preferred stock	—	(1,977)
Net income (loss) attributable to common shareholders	$7,075	$(11,194)

Net income (loss) per share, basic	$0.67	$(1.29)
Net income (loss) per share, diluted	$0.60	$(1.29)
Weighted average shares used in computing net income (loss) per share, basic	10,526,417	8,652,218
Weighted average shares used in computing net income (loss) per share, diluted	11,810,917	8,652,218

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

						Total
	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at January 1, 2024	10,412,294	$1	$969,641	$(702,719)	$(9,700)	$257,223
Stock-based compensation	—	—	6,497	—	—	6,497
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	375,629	—	(337)	—	—	(337)
Net income	—	—	—	7,075	—	7,075
Balances at March 31, 2024	10,787,923	$1	$975,801	$(695,644)	$(9,700)	$270,458

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares (1)	Amount (1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2023	25,655,579	$173,208	8,587,345	$1	$766,839	$(657,979)	$(9,700)	$99,161
Stock-based compensation	—	—	—	—	5,705	—	—	5,705
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	100,797	—	(599)	—	—	(599)
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	110,925	—	1,913	—	—	1,913
Issuance of options and preferred stock in connection with Engine Acquisition, net of working capital adjustments	46,080	120	—	—	—	—	—	—
Conversion of preferred stock to common stock	(64)	—	2	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(1,977)	—	—	(1,977)
Other	—	—	—	—	—	505	—	505
Net loss	—	—	—	—	—	(9,217)	—	(9,217)
Balances at March 31, 2023	25,701,595	$173,328	8,799,069	$1	$771,881	$(666,691)	$(9,700)	$95,491

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,075	$(9,217)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for losses on receivables	20,230	16,511
Depreciation and amortization expense	6,212	6,184
Change in deferred fees and costs, net	356	616
Change in fair value of warrants	(81)	149
Change in fair value of contingent consideration from mergers and acquisitions	—	(246)
Gain on foreign currency translation	(97)	(7)
Stock compensation expense	6,497	5,705
Deferred income taxes	236	(93)
Changes in assets and liabilities:
Accrued interest receivable	(38)	(27)
Enterprise receivables, net	(1,540)	(4,130)
Other assets	(1,364)	(1,250)
Accounts payable and accrued liabilities	(2,256)	(9,805)
Other liabilities	(1,591)	(1,710)
Net cash provided by operating activities	33,639	2,680
Cash flows from investing activities:
Net originations and collections of finance receivables	(27,722)	(19,647)
Purchase of property and equipment and software development	(2,157)	(1,037)
Settlement of contingent consideration related to mergers and acquisitions	—	(350)
Net cash used in investing activities	(29,879)	(21,034)
Cash flows from financing activities:
Net proceeds from (repayments to) special purpose vehicle credit facilities	4,000	(24,000)
Payments related to issuance of common stock related to exercise of stock options and warrants, net of tax withholdings related to vesting of stock-based compensation	(337)	(599)
Net cash provided by (used in) financing activities	3,663	(24,599)
Net change in cash and restricted cash	7,423	(42,953)
Cash and restricted cash, beginning of period	94,479	153,709
Cash and restricted cash, end of period	$101,902	$110,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,448	$7,465

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends on preferred stock	$—	$1,977
Equity issued as consideration for mergers and acquisitions	$—	$120
Equity issued as settlement of contingent consideration related to Malka Acquisition	$—	$1,913
Lease liabilities incurred in exchange for operating right-of-use assets	$8,885	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MoneyLion Inc. (“MoneyLion” or the “Company”) was founded in 2013 and is headquartered in New York, New York. On September 22, 2021, MoneyLion Inc., formerly known as Fusion Acquisition Corp., consummated a business combination (the “Business Combination”) with MoneyLion Technologies Inc., formerly known as MoneyLion Inc. Following the Business Combination, MoneyLion Inc. became a publicly traded company, with MoneyLion Technologies Inc. continuing the existing business operations as a subsidiary of MoneyLion Inc. MoneyLion Inc.’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ML.” “MALKA” refers to Malka Media Group LLC, a wholly-owned subsidiary of MoneyLion Technologies Inc., and “Engine” refers to ML Enterprise Inc., doing business as the brand “Engine by MoneyLion,” a wholly-owned subsidiary of MoneyLion Technologies Inc. which was previously named “Even Financial Inc.” and subsequently renamed in February 2023.

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

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive income (loss); therefore, there is no difference between net income (loss) and comprehensive income (loss) for the three months ended March 31, 2024 and 2023.

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

The Company’s accounting policies are set forth in Note 2, “Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Included herein are certain updates to those policies and the related disclosures.

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Consumer revenues
Service and subscription fees	$85,209	$62,438
Net interest income on finance receivables	2,933	2,928
Total consumer revenues	88,142	65,366
Enterprise service revenues	32,864	28,303
Total revenue, net	$121,006	$93,669

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

The Company had no assets measured at fair value on a recurring or non-recurring basis as of March 31, 2024 and December 31, 2023. The Private Placement Warrants (as defined herein) were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and are further described in Note 12, “Stock Warrants.” The Company had no liabilities measured at fair value on a non-recurring basis as of March 31, 2024 nor December 31, 2023. There have been no transfers between levels during the three months ended March 31, 2024 and 2023.

The Company also has financial instruments which are not measured at fair value. The Company has evaluated cash (Level 1), restricted cash (Level 1) and consumer receivables, net (Level 3) and believes the carrying value approximates the fair value due to the short-term nature of these balances. The carrying value of the secured loans approximates their fair value based on the relatively short duration these instruments have been outstanding and the secured loans' variable interest rate based on market rates. The carrying value of other debt approximates its fair value based on the relatively short duration these instruments have been outstanding and availability of alternative financing sources at similar interest rates with the same terms. The fair value of secured loans and other debt would be based on Level 2 fair value measurements.

Recently Adopted Accounting Pronouncements—The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, along with subsequent related ASUs, creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of operations as the amounts expected to be collected change. The Company adopted ASU 2016-13 and the related subsequent ASUs effective January 1, 2023, and applied the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. Upon adoption, the Company increased consumer receivables, net by $692, decreased enterprise receivables, net by $187 and reduced accumulated deficit by $505. The adoption of the new guidance did not impact the Company’s unaudited consolidated interim statements of operations or cash flows.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance expands the disclosures required for reportable segments in the Company's annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for the Company beginning with the Company's annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this standard on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. The standard will be effective for the Company beginning with the Company's annual reporting for fiscal year 2026 and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this standard on its income tax disclosures.

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

The Company’s policy is to suspend recognition of interest income on secured personal loans and place the secured personal loan on nonaccrual status when the account is more than 60 days past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due. The Company has elected to not measure an allowance for losses on accrued interest receivable. Any accrued interest receivable that becomes 90 days past due on a contractual basis is charged-off by reversing net interest income on loan receivables. Net charge-offs of accrued interest income were $237 and $307 for the three months ended March 31, 2024 and 2023.

Fees receivable represent the amounts due to the Company for tips and instant transfer fees related to the Instacash earned wage access product. Subscription receivables represent the amounts billed to customers for subscription services.

The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or Instacash advance terms though no direct correlation between charge-off rates and these factors has been identified in the Company's analysis. When assessing provision for losses on consumer receivables, the Company takes into account the composition and delinquency status of the outstanding consumer receivables and the related forecasted principal loss rates based on recent historical experience. Recent historical loss rates are updated on a quarterly basis. Charge-offs of consumer receivable balances occur after becoming 90 days past contractually due unless specific circumstances are identified on an individual or group of receivables that indicate charge-off is not appropriate. The level of exceptions to charge-offs occurring once 90 days past due is not material. Consumer receivable charge-offs typically occur within one year of origination. The tables below show consumer receivables balances as of March 31, 2024 and December 31, 2023 and the consumer receivables activity, charge-off rates and aging by product for the three months ended March 31, 2024 and 2023.

Consumer receivables consisted of the following:

	March 31,	December 31,
	2024	2023
Loan receivables	$68,918	$66,815
Instacash receivables	127,491	120,336
Finance receivables	196,409	187,151
Fees receivable	15,102	16,137
Subscription receivables	4,138	3,491
Deferred loan origination costs	60	86
Accrued interest receivable	1,340	1,302
Consumer receivables, before allowance for credit losses	$217,049	$208,167

Changes in the allowance for losses on loan receivables were as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$5,761	$5,784
Provision for credit losses on receivables	368	1,520
Loan receivables charged off	(2,150)	(4,189)
Recoveries	629	2,676
Ending balance	$4,608	$5,791

Changes in the allowance for losses on Instacash receivables were as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$25,992	$23,240
Provision for credit losses on receivables	17,596	10,081
Instacash receivables charged off	(23,036)	(19,828)
Recoveries	6,093	6,193
Ending balance	$26,645	$19,686

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$2,552	$908
Provision for credit losses on receivables	1,595	4,174
Fees receivable charged off	(2,933)	(4,825)
Recoveries	785	761
Ending balance	$1,999	$1,018

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,024	$1,292
Provision for credit losses on receivables	671	736
Subscription receivables charged off	(1,162)	(1,356)
Recoveries	518	306
Ending balance	$1,051	$978

The following is an assessment of the repayment performance of loan receivables as of March 31, 2024 and December 31, 2023 and presents the contractual delinquency of the loan receivables portfolio:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$59,681	86.6%	$58,980	88.2%

Delinquency:
31 to 60 days	5,657	8.2%	4,451	6.7%
61 to 90 days	3,580	5.2%	3,384	5.1%
Total delinquency	9,237	13.4%	7,835	11.8%
Loan receivables before allowance for credit losses	$68,918	100.0%	$66,815	100.0%

Loan receivables that are 61 to 90 days contractually past due are placed on non-accrual status.

The following is an assessment of the repayment performance of Instacash receivables as of March 31, 2024 and December 31, 2023 and presents the contractual delinquency of the Instacash receivables portfolio:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$110,440	86.6%	$104,541	86.9%

Delinquency:
31 to 60 days	9,567	7.5%	8,829	7.3%
61 to 90 days	7,484	5.9%	6,966	5.8%
Total delinquency	17,051	13.4%	15,795	13.1%
Instacash receivables before allowance for credit losses	$127,491	100.0%	$120,336	100.0%

The following is an assessment of the repayment performance of fees receivable as of March 31, 2024 and December 31, 2023 and presents the contractual delinquency of the fees receivable portfolio:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$12,758	84.5%	$13,971	86.6%

Delinquency:
31 to 60 days	1,320	8.7%	1,197	7.4%
61 to 90 days	1,024	6.8%	969	6.0%
Total delinquency	2,344	15.5%	2,166	13.4%
Fees receivable before allowance for credit losses	$15,102	100.0%	$16,137	100.0%

The following is an assessment of the repayment performance of subscription receivables as of March 31, 2024 and December 31, 2023 and presents the contractual delinquency of the subscription receivables portfolio:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$2,982	72.1%	$2,786	79.8%

Delinquency:
31 to 60 days	701	16.9%	407	11.7%
61 to 90 days	455	11.0%	298	8.5%
Total delinquency	1,156	27.9%	705	20.2%
Subscription receivables before allowance for credit losses	$4,138	100.0%	$3,491	100.0%

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Leasehold improvements	$1,860	$1,932
Furniture and fixtures	255	361
Computers and equipment	2,597	2,551
	4,712	4,844
Less: accumulated depreciation	(2,737)	(2,980)
Property and equipment, net	$1,975	$1,864

Total depreciation expense related to property and equipment was $186 and $304 for the three months ended March 31, 2024 and 2023, respectively.

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

		March 31,	December 31,
	Useful Life	2024	2023
Proprietary technology and capitalized internal-use software	3 - 7 years	$44,943	$43,105
Work in process		1,680	1,695
Customer relationships	10 - 15 years	160,500	160,500
Trade names	9 - 15 years	15,960	15,960
Less: accumulated amortization		(50,708)	(44,719)
Intangible assets, net		$172,375	$176,541

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internal-use software were $1,860 for the three months ended March 31, 2024 and were $1,162 for the three months ended March 31, 2023.

For the three months ended March 31, 2024 and 2023, total amortization expense was $6,026 and $5,880, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at March 31, 2024 for the years ending:

Remainder of 2024	$18,173
2025	24,231
2026	24,231
2027	23,659
2028	21,350
Thereafter	59,051
$170,695

6. OTHER ASSETS

Other assets consisted of the following:

	March 31,	December 31,
	2024	2023
Receivable from payment processors	$35,722	$37,362
Prepaid expenses	7,239	5,987
Operating lease right-of-use assets	14,319	6,159
Other	4,124	4,051
Total other assets	$61,404	$53,559

7. DEBT

The Company’s debt as of March 31, 2024 and December 31, 2023 is presented below:

	March 31,	December 31,
	2024	2023
Monroe Term Loans	$65,000	$65,000
Unamortized discounts and debt issuance costs	(592)	(666)
Total secured loans, net	$64,408	$64,334

ROAR 1 SPV Credit Facility	$66,500	$64,500
ROAR 2 SPV Credit Facility	64,500	62,500
Unamortized discounts and debt issuance costs	(1,325)	(1,581)
Total other debt, net	$129,675	$125,419

For more information regarding debt instruments outstanding as of December 31, 2023, see Note 7, “Debt” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Monroe Term Loans—The Monroe Term Loans (as defined below) are comprised of term loans with a principal balance of $65.0 million (the “Term A-1 Loans”) and term loans that were fully repaid during 2023 (the “Term A-2 Loans” and together with the Term A-1 Loans, the “Monroe Term Loans”). The interest rate as of March 31, 2024 on the Term A-1 Loans was 14.56%.

Other Debt—In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of the Company (the “ROAR 1 SPV Borrower”), entered into a $100,000 credit agreement, which, during the first quarter of 2024, decreased to $80,000 (the “ROAR 1 SPV Credit Facility”), with a lender for the funding of finance receivables, which secure the ROAR 1 SPV Credit Facility. The ROAR 1 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $200,000, bears interest at a rate of 12.5% and matures in March 2025, unless it is extended to March 2026. Under the terms of the ROAR 1 SPV Credit Facility, the ROAR 1 SPV Borrower is subject to certain covenants including minimum asset requirements to be held by ROAR 1 SPV Borrower.

8. LEASES

The Company is party to operating leases for all of its offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $1,104 and $796 for the three months ended March 31, 2024 and 2023, respectively. Short-term lease expense and variable lease expense were not material for the three months ended March 31, 2024 and 2023. Net rental income from subleases of $166 was recorded in other income for the three months ended March 31, 2024 and was not material for the three months ended March 31, 2023.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

March 31, 2024
Remainder of 2024	$3,069
2025	4,706
2026	3,486
2027	3,334
2028	3,271
Thereafter	2,939
Total lease payments	20,805
Less: imputed interest	5,818
Lease liabilities	$14,987
Weighted-average remaining lease term (years)	4.8
Weighted-average discount rate	13.2%

9. INCOME TAXES

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the interim period. The effective tax rate for the three months ended March 31, 2024 was -5.8% and 0.3% for the three months ended March 31, 2023. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to US federal permanent differences, certain discrete items related to stock based compensation and the change in the valuation allowance.

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

Stock-based compensation of $6,497 and $5,705 was recognized during the three months ended March 31, 2024 and 2023, respectively.

The number of units awarded under the Incentive Plan are generally based on a weighted average of the Class A Common Stock in the days leading up to the grant. Fair values for restricted stock units (“RSUs”) and performance stock units (“PSUs”) based on the Company’s operating performance are valued based on the price of the Class A Common Stock at the time of grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. The following table represents activity within the Incentive Plan for the three months ended March 31, 2024:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	335,531	$49.83	n/a
Performance Stock Unit	Service and performance-based	85,090	$52.55	n/a

The following table represents outstanding equity awards as of March 31, 2024:

Type	Vesting Conditions	Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	1,000,559	$37.43	n/a
Performance Stock Unit	Service and performance-based	230,159	$33.61	n/a
Performance Stock Unit	Service and market-based	273,894	$14.08	n/a
Options	Service-based	587,402	$20.15	$30.46

12. STOCK WARRANTS

Public Warrants and Private Placement Warrants

As a result of the Business Combination, MoneyLion acquired from Fusion Acquisition Corp., as of September 22, 2021, public warrants outstanding to purchase an aggregate of 583,333 shares of the Class A Common Stock (the “Public Warrants”) and private placement warrants outstanding to purchase an aggregate of 270,000 shares of the Class A Common Stock (the “Private Placement Warrants”) that expire on September 22, 2026.

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

The Private Placement Warrants are valued based on the per warrant price of the Public Warrants, subject to adjustments to account for differences in contractual terms between the Private Placement Warrants and the Public Warrants. The per warrant price of the Public Warrants as of March 31, 2024 was $0.90.

The following table presents the changes in the liability related to the Private Placement Warrants:

Private Placement
Warrants
Warrants payable balance, December 31, 2023	$810
Mark-to-market adjustment	(81)
Warrants payable balance, March 31, 2024	$729

For more information regarding the Public Warrants and Private Placement Warrants, see Note 12, “Stock Warrants” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

13. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share of Class A Common Stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$7,075	$(9,217)
Accrual of dividends on preferred stock	—	(1,977)
Net income (loss) attributable to common shareholders	$7,075	$(11,194)

Denominator:
Weighted-average common shares outstanding - basic	10,526,417	8,652,218
Plus: dilutive effect of common stock equivalents	1,284,500	—
Weighted-average common shares outstanding - diluted	11,810,917	8,652,218
Net income (loss) per share attributable to common stockholders - basic	$0.67	$(1.29)
Net income (loss) per share attributable to common stockholders - diluted	$0.60	$(1.29)

For the three months ended March 31, 2024, 268,330 options to purchase Class A Common Stock and other rights to acquire Class A Common Stock were outstanding and anti-dilutive and, therefore, are excluded from the computation of diluted net income per share attributable to common stockholders. In addition, 85,090 PSUs are excluded from the computation of diluted net income per share attributable to common stockholders as the contingency has not yet been satisfied. All Public Warrants and Private Placement Warrants to purchase Class A Common Stock and rights to receive Earnout Shares (as defined below) are excluded from the computation of diluted net income per share attributable to common stockholders as the relevant purchase price and milestones, respectively, were above the average price of the Class A Common Stock during the three months ended March 31, 2024

For the three months ended March 31, 2023, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the rights to receive Earnout Shares and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three months ended March 31, 2023.

The following potential shares of Class A Common Stock have been excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
Conversion of convertible preferred stock	—	856,720
Warrants to purchase common stock	853,330	853,330
PSUs, RSUs and options to purchase common stock	353,420	2,638,264
Right to receive Earnout Shares	583,333	583,333
Total common stock equivalents	1,790,083	4,931,647

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

14. COMMITMENTS AND CONTINGENCIES

Legal Matters—From time to time, the Company is subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. The Company is also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this Note 14, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact the Company's business, financial condition, operating results and cash flows. See Part I, Item 1A “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of March 31, 2024, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing the acquisition of MALKA (the “MALKA Acquisition”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and that the Seller Members’ claims in their lawsuit are meritless. The Company continues to vigorously defend against the lawsuit and has filed counterclaims against the Seller Members, alleging, among other things, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. At this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

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

15. MERGERS AND ACQUISITIONS

Engine—On February 17, 2022, the Company completed the acquisition of all voting interest in Even Financial Inc., which was subsequently renamed to Engine. Engine powers the leading embedded finance marketplace solutions MoneyLion offers to its Enterprise Partners through which consumers are connected and matched with real-time, personalized financial product and service recommendations.

At the closing of the Engine Acquisition, the equityholders and advisors of Even Financial Inc. were entitled to receive a payment from the Company of up to an aggregate of 8,000,000 shares of Series A Preferred Stock, based on the attributed revenue of Engine’s business during the 13-month period commencing January 1, 2022 (the “Earnout”), and certain recipients of options to acquire shares of the Company’s Class A common stock were entitled to receive dividend equivalents in lieu of receiving Series A Preferred Stock, subject to certain conditions (the “Preferred Stock Equivalents”).

The $66 decline in fair value of the Earnout and the Preferred Stock Equivalents for the three months ended March 31, 2023 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

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

The unsettled restricted shares payable relating to the MALKA Acquisition earnout and the related make-whole were settled as of March 31, 2023. The $180 decline in fair value for the three months ended March 31, 2023 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 7, 2024, the date on which these consolidated financial statements were available to be issued, and concluded no subsequent events were required to be disclosed.

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

We have purposefully built our platform to help consumers navigate all of their financial inflection points, combining our deep first-party product expertise, engaging content, marketplaces, innovative technology, data and AI capabilities to create the ultimate marketplace solution. As of March 31, 2024, we had 15.5 million Total Customers who used 25.3 million Total Products and over 1,100 Enterprise Partners in our network. We strategically employ comprehensive, data-driven analytics and cutting-edge technology to enhance our platform, creating personalized experiences for our users based on our rich datasets. Utilizing innovative approaches to financial guidance that engage and educate our users within a peer community, we seek to empower consumers to take control of their financial lives.

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

•
Membership Programs: We earn revenue from the monthly subscription fee paid by our customers, which is reflected in service and subscription fees. Membership programs also provide customers access to Credit Builder Loans from which we earn revenue from interest income, which is reflected in net interest income on finance receivables.

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

Factors Affecting Our Performance

We are subject to a number of risks including, but not limited to, the need for successful development of products, services and functionality; the need for additional capital (or financing) to fund operating losses; competition with substitute products and services from larger companies; protection of proprietary technology and information; dependence on key individuals; and risks associated with changes in information technology. For additional information, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace loan offer. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 15.5 million and 7.8 million as of March 31, 2024 and 2023, respectively.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace loan offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or Instacash advances or opened multiple products through our marketplace, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 25.3 million and 14.7 million as of March 31, 2024 and 2023, respectively.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,181 as of March 31, 2024, comprising 555 Product Partners and 626 Channel Partners, and 1,085 as of March 31, 2023, comprising 494 Product Partners and 591 Channel Partners.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending product and Instacash earned wage access product and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $717 million and $506 million for the three months ended March 31, 2024 and 2023, respectively. All originations were originated directly by MoneyLion.

Adjusted EBITDA (Non-GAAP Measure)

Management believes Adjusted EBITDA, a non-U.S. GAAP measure, provides relevant and useful information to investors regarding the performance of the company. Refer to the “— Non-GAAP Measures” section below for further discussion of Adjusted EBITDA.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenues

The following table is reference for the discussion that follows:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$85,209	$62,438	$22,771	36.5%
Net interest income on finance receivables	2,933	2,928	5	0.2%
Total consumer revenues	88,142	65,366	22,776	34.8%
Enterprise service revenues	32,864	28,303	4,561	16.1%
Total revenue, net	$121,006	$93,669	$27,337	29.2%

We generate revenue primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Service and subscription fees

Service and subscription fees increased by $22.8 million, or 36.5%, to $85.2 million for the three months ended March 31, 2024, as compared to $62.4 million for the same period in 2023. The increase in service and subscription fees was primarily driven by increases in fee income related to instant transfer fees and tips from Instacash of $21.4 million, driven by the growth of Instacash advances across both existing and new customers, an increase of $0.8 million driven by higher membership revenues, and an increase of $0.6 million related to interchange, cardholder and administration fees from our bank and investment accounts, driven by higher payment volume.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables remained stable at $2.9 million for the three months ended March 31, 2024 and 2023. This was driven by a reduction in average outstanding Credit Builder Loans, which was fully offset by a reduction in the amortization of deferred loan costs.

Enterprise service revenues

Enterprise service revenues increased by $4.6 million, or 16.1%, to $32.9 million for the three months ended March 31, 2024, as compared to $28.3 million for the same period in 2023. This increase was primarily attributable to $7.6 million of higher marketplace revenues reflected in the three months ended March 31, 2024, which was partially offset by $3.0 million of lower media revenues driven by the decision to exit certain non-core business functions.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	$20,230	$16,511	$3,719	22.5%
Compensation and benefits	24,786	24,408	378	1.5%
Marketing	10,866	6,392	4,474	70.0%
Direct costs	31,389	29,802	1,587	5.3%
Professional services	5,766	4,999	767	15.3%
Technology-related costs	6,586	6,038	548	9.1%
Other operating expenses	10,320	8,995	1,325	14.7%
Total operating expenses	$109,943	$97,145	$12,798	13.2%

Other (expense) income
Interest expense	$(6,817)	$(7,511)	$694	-9.2%
Change in fair value of warrant liability	81	(149)	230	nm
Change in fair value of contingent consideration from mergers and acquisitions	—	246	(246)	-100.0%
Other income	2,359	1,649	710	43.1%
Total other expense	$(4,377)	$(5,765)	$1,388	-24.1%

Income tax benefit	$(389)	$(24)	$(365)	1,520.8%

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

Provision for credit losses on consumer receivables increased by $3.7 million, or 22.5%, to $20.2 million for the three months ended March 31, 2024, as compared to $16.5 million for the same period in 2023. This increase resulted primarily from an increase to the provision related to Instacash advance receivables of $7.5 million, which was partially offset by a decrease in the provision related to Credit Builder Loan receivables of $1.2 million and a decrease in the provision for Instacash instant transfer fees and tips of $2.6 million.

Compensation and benefits

Compensation and benefits increased by $0.4 million, or 1.5%, to $24.8 million for the three months ended March 31, 2024, as compared to $24.4 million for the same period in 2023. This increase was driven primarily by a $0.8 million increase in stock-based compensation, $0.5 million of higher annual bonus and commissions driven by company performance and $0.2 million of higher severance costs, which was partially offset by $0.7 million of higher software capitalization and $0.4 million of lower employee costs as a result of lower headcount for the three months ended March 31, 2024.

Marketing

Marketing increased by $4.5 million, or 70.0%, to $10.9 million for the three months ended March 31, 2024, as compared to $6.4 million for the same period in 2023. This increase resulted primarily from higher spend on advertising through digital platforms.

Direct costs

Direct costs increased by $1.6 million, or 5.3%, to $31.4 million for the three months ended March 31, 2024, as compared to $29.8 million for the same period in 2023. The increase was primarily driven by $3.2 million of direct costs related to the growth of Enterprise Marketplace revenues, an increase in payment processing and bank partner fees of $0.3 million and an increase in origination expenses of $0.3 million, driven by growth in Total Originations and Total Customers, which was partially offset by a $2.2 million decrease in direct costs in our Media Services business as a result of lower revenues.

Professional services

Professional services increased by $0.8 million, or 15.3%, to $5.8 million for the three months ended March 31, 2024, as compared to $5.0 million for the same period in 2023. This increase resulted primarily from an increase in recruiting spend of $0.3 million, an increase in legal expenses of $0.3 million and an increase in outside consulting spend of $0.2 million.

Technology-related costs

Technology-related costs increased by $0.5 million, or 9.1%, to $6.6 million for the three months ended March 31, 2024, as compared to $6.0 million for the same period in 2023. The increase was primarily driven by an increase in costs related to other technology services of $0.3 million and an increase in depreciation and amortization related to equipment and software of $0.2 million.

Other operating expenses

Other operating expenses increased by $1.3 million, or 14.7%, to $10.3 million for the three months ended March 31, 2024, as compared to $9.0 million for the same period in 2023. The increase was primarily driven by a $3.1 million increase in expenses related to processing transactions in our Consumer business, which was partially offset by a decrease in the provision for bad debts in our Enterprise business of $0.7 million and a decrease in insurance expenses of $0.6 million.

Our other (expense) income consists of the following:

Interest expense

Interest expense decreased by $0.7 million, or 9.2%, to $6.8 million for the three months ended March 31, 2024, as compared to $7.5 million for the same period in 2023. This decrease resulted from a reduction in average outstanding debt balances for the three months ended March 31, 2024, as compared to the same period in 2023. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was a benefit of $0.1 million for the three months ended March 31, 2024, as compared to an expense of $0.1 million for the same period in 2023. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of contingent consideration from mergers and acquisitions

There was no change in fair value of contingent consideration from mergers and acquisitions for the three months ended March 31, 2024, as compared to a benefit of $0.2 million for the same period in 2023. The lack of activity during the three months ended March 31, 2024 was driven by the settlement of contingencies related to the contingent consideration that were unsettled during the three months ended March 31, 2023.

Other income

Other income increased by $0.7 million to other income of $2.4 million for the three months ended March 31, 2024, as compared to other expense of $1.6 million for the same period in 2023. The increase in other income was primarily driven by an increase in interest income from interest bearing deposit accounts.

Income tax benefit

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the tax activity recorded during the three months ended March 31, 2024.

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

The reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$7,075	$(9,217)
Add back:
Interest related to corporate debt[1]	2,795	3,560
Income tax benefit	(389)	(24)
Depreciation and amortization expense	6,212	6,184
Changes in fair value of warrant liability	(81)	149
Change in fair value of contingent consideration from mergers and acquisitions	—	(246)
Stock-based compensation expense	6,497	5,705
Other expenses[2]	1,376	1,185
Adjusted EBITDA	$23,485	$7,296

(1)
We add back the interest expense related to all outstanding corporate debt, excluding outstanding principal balances related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility. For U.S. GAAP reporting purposes, interest expense related to corporate debt is included within interest expense in the consolidated statement of operations.
(2)
We add back other expenses, including those related to transactions, including mergers and acquisitions and financings, that occurred, litigation-related expenses and certain costs or gains that management does not consider in measuring performance. Generally, these expenses are included within other expenses or professional fees in the consolidated statement of operations.

Changes in Financial Condition to March 31, 2024 from December 31, 2023

	March 31,	December 31,	Change
	2024	2023	$	%
Assets
Cash and restricted cash	$101,902	$94,479	$7,423	7.9%
Consumer receivables	217,049	208,167	8,882	4.3%
Allowance for credit losses on consumer receivables	(34,303)	(35,329)	1,026	-2.9%
Consumer receivables, net	182,746	172,838	9,908	5.7%
Enterprise receivables, net	17,518	15,978	1,540	9.6%
Property and equipment, net	1,975	1,864	111	6.0%
Intangible assets, net	172,375	176,541	(4,166)	-2.4%
Other assets	61,404	53,559	7,845	14.6%
Total assets	$537,920	$515,259	$22,661	4.4%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	$194,083	$189,753	$4,330	2.3%
Accounts payable and accrued liabilities	50,043	52,396	(2,353)	-4.5%
Warrant liability	729	810	(81)	-10.0%
Other liabilities	22,607	15,077	7,530	49.9%
Total liabilities	267,462	258,036	9,426	3.7%
Stockholders' equity:
Common Stock	1	1	-	0.0%
Additional paid-in capital	975,801	969,641	6,160	0.6%
Accumulated deficit	(695,644)	(702,719)	7,075	-1.0%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	270,458	257,223	13,235	5.1%
Total liabilities and stockholders' equity	$537,920	$515,259	$22,661	4.4%

Assets

Cash and restricted cash

Cash and restricted cash increased by $7.4 million, or 7.9%, to $101.9 million as of March 31, 2024, as compared to $94.5 million as of December 31, 2023. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $9.9 million, or 5.7%, to $182.7 million as of March 31, 2024, as compared to $172.8 million as of December 31, 2023. The increase was primarily attributable to an increase in Instacash receivables, net of $6.5 million and an increase in loan receivables, net of $3.3 million.

Enterprise receivables, net

Enterprise receivables, net increased by $1.5 million, or 9.6%, to $17.5 million as of March 31, 2024, as compared to $16.0 million as of December 31, 2023. This increase was primarily attributable to an increase in Enterprise service revenues.

Intangible assets, net

Intangible assets, net decreased by $4.2 million, or 2.4%, to $172.4 million as of March 31, 2024, as compared to $176.5 million as of December 31, 2023. This decrease was primarily attributable to the amortization of customer relationship and trade name intangibles from mergers and acquisitions.

Other assets

Other assets increased by $7.8 million, or 14.6%, to $61.4 million as of March 31, 2024, as compared to $53.6 million as of December 31, 2023. The increase was primarily driven by an increase in operating lease right-of-use assets due to a lease of the Company's new corporate headquarters entered into during the three months ended March 31, 2024.

Liabilities

Debt agreements

Debt agreements increased by $4.3 million, or 2.3%, to $194.1 million as of March 31, 2024, as compared to $189.8 million as of December 31, 2023. The increase was primarily due to net proceeds obtained from special purpose vehicle credit facilities during the three months ended March 31, 2024.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities decreased by $2.4 million, or 4.5%, to $50.0 million as of March 31, 2024, as compared to $52.4 million as of December 31, 2023. The decrease was primarily attributable to annual bonuses and state taxes paid during the three months ending March 31, 2024, which was partially offset by an increase in general operating expenses and the related accounts payable and accrued liabilities.

Warrant liability

Warrant liability decreased by $0.1 million, or 10.0%, to $0.7 million as of March 31, 2024, as compared to $0.8 million as of December 31, 2023. Refer to the “— Results of Operations for the Three Months Ended March 31, 2024 and 2023” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities increased by $7.5 million, or 49.9%, to $22.6 million as of March 31, 2024, as compared to $15.1 million as of December 31, 2023. The increase was primarily driven by an increase in operating lease liabilities due to a lease of the Company's new corporate headquarters entered into during the three months ended March 31, 2024.

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

Receivables originated on our platform, including Credit Builder Loans and Instacash advances, were primarily financed through special purpose vehicle financings from third-party institutional lenders. As of March 31, 2024, there was an outstanding principal balance of $66.5 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $64.5 million under the ROAR 2 SPV Credit Facility. For more information, see Note 7, “Debt” and Note 2, “Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility, respectively.

The following table presents the Company’s cash, restricted cash and receivable from payment processor as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash	$93,177	$92,195
Restricted cash	8,725	2,284
Receivable from payment processor	$35,722	$37,362

Cash Flows

The following table presents net change in cash and restricted cash from operating, investing and financing activities during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$33,639	$2,680
Net cash used in investing activities	(29,879)	(21,034)
Net cash provided by (used in) financing activities	3,663	(24,599)
Net change in cash and restricted cash	$7,423	$(42,953)

Operating Activities

Net cash provided by operating activities was $33.6 million for the three months ended March 31, 2024 compared to net cash provided by operating activities of $2.7 million for the three months ended March 31, 2023. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net income (loss), of approximately $20.8 million during the three months ended March 31, 2024 and changes in working capital.

Investing Activities

Net cash used in investing activities was $29.9 million for the three months ended March 31, 2024 compared to net cash used in investing activities of $21.0 million for the three months ended March 31, 2023. The increase in net cash used in investing activities was primarily related to an increase in net originations and collections of finance receivables and an increase in software development during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2024 compared to net cash used in financing activities of $24.6 million for the three months ended March 31, 2023. The increase in cash provided by financing activities was primarily attributable an increase in net proceeds from special purpose vehicle facilities of $28.0 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Financing Arrangements

Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of March 31, 2024:

	Total	Remainder of 2024	2025 – 2026	2027 – 2028	Thereafter
Monroe Term Loans	$65,000	$—	$65,000	$—	$—
ROAR 1 SPV Credit Facility	66,500	—	66,500	—	—
ROAR 2 SPV Credit Facility	64,500	—	64,500	—	—
Operating lease obligations	20,805	3,069	8,192	6,605	2,939
Vendor unconditional purchase obligations	25,500	—	17,000	8,500	—
Total	$242,305	$3,069	$221,192	$15,105	$2,939

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part I, Item 1 “Financial Statements — Debt” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At March 31, 2024, the Company did not have any material off-balance sheet arrangements.

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

The Monroe Term Loans, and future funding arrangements may, bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of March 31, 2024, would result in an approximately $0.7 million impact to annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that the information required for disclosure in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various claims and legal proceedings in the ordinary course of business, including lawsuits, arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations and proceedings by regulatory and other governmental agencies. The outcome of any such legal and regulatory matters, including those discussed in this section, is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, which could materially and adversely impact our business, financial condition, operating results and cash flows. See “Risk Factors — Risks Relating to Legal and Accounting Matters — Unfavorable outcomes in legal proceedings may harm our business, financial condition, results of operations and cash flows” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

MALKA Seller Members Litigation

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing our acquisition of MALKA. Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). We believe that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and that the Seller Members’ claims in their lawsuit are meritless. We continue to vigorously defend against the lawsuit and have filed counterclaims against the Seller Members, alleging, among other things, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. At this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, the officers set forth below each adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Each 10b5-1 trading arrangement was entered into in writing during an open trading window under our Insider Trading Policy, has a trading period of at least one year, and is subject to a mandatory cooling off period as required by Rule 10b5-1. Shares in each Rule 10b5-1 trading arrangement underlying restricted stock units (“RSUs”) and performance share units (“PSUs”) may only be sold following satisfaction of the applicable time-based and performance-based vesting requirements. In addition, due to limit price requirements and timing conditions in certain of the Rule 10b5-1 trading arrangements, it is not yet determinable how many shares of Class A Common Stock will actually be sold under such Rule 10b5-1 trading arrangements prior to its expiration date, as indicated below.

On March 12, 2024, Mark Torossian, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 75% of the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 5,144 RSUs and, subject to the achievement of the applicable performance goals within a range of 80% to 120% of the awarded PSUs with respect to PSUs which have not yet been earned, 7,197 PSUs. This Rule 10b5-1 trading arrangement is scheduled to expire on June 30, 2025.

On March 13, 2024, Dee Choubey, our Chief Executive Officer and a director, adopted a Rule 10b5-1 trading arrangement for the sale of up to 112,607 shares of Class A Common Stock. This Rule 10b5-1 trading arrangement is scheduled to expire on June 17, 2025.

On March 13, 2024, Rick Correia, our President, Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement for the sale of up to:

(i) 10,157 shares of Class A Common Stock; and

(ii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 59,215 RSUs and, subject to the achievement of the applicable performance goals within a range of 80% to 120% of the awarded PSUs with respect to PSUs which have not yet been earned, 63,503 PSUs.

This Rule 10b5-1 trading arrangement is scheduled to expire on June 30, 2025.

On March 14, 2024, Tim Hong, our Chief Product Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to:

(i) 45,000 shares of Class A Common Stock underlying vested options; and

(ii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 30,890 RSUs and, subject to the achievement of the applicable performance goals within a range of 80% to 120% of the awarded PSUs with respect to PSUs which have not yet been earned, 29,122 PSUs.

This Rule 10b5-1 trading arrangement is scheduled to expire on June 30, 2025.

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

10.1*+	Employment Agreement, dated as of March 14, 2022, by and between MoneyLion Technologies Inc. and Adam VanWagner.
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONEYLION INC.

Date: May 7, 2024	By:	/s/ Richard Correia
Richard Correia President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 7, 2024	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)