Form 10-Q
period 2024-06-30
MONEYLION INC.
filed 2024-08-06
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 10,968,455 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of August 1, 2024.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Cash	$98,361	$92,195
Restricted cash, including amounts held by variable interest entities (VIEs) of $1,585 and $128	4,749	2,284
Consumer receivables	237,358	208,167
Allowance for credit losses on consumer receivables	(40,523)	(35,329)
Consumer receivables, net, including amounts held by VIEs of $150,174 and $131,283	196,835	172,838
Enterprise receivables, net	23,045	15,978
Property and equipment, net	1,961	1,864
Intangible assets, net	168,302	176,541
Other assets	52,490	53,559
Total assets	$545,743	$515,259
Liabilities and Stockholders' Equity
Liabilities:
Secured loans, net	$64,482	$64,334
Accounts payable and accrued liabilities	48,984	52,396
Warrant liability	810	810
Other debt, net, including amounts held by VIEs of $129,932 and $125,419	129,932	125,419
Other liabilities	23,079	15,077
Total liabilities	267,287	258,036
Commitments and contingencies (Note 15)
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 66,666,666 shares authorized as of June 30, 2024 and December 31, 2023, 10,977,991 and 10,945,658 issued and outstanding, respectively, as of June 30, 2024 and 10,444,627 and 10,412,294 issued and outstanding, respectively, as of December 31, 2023	1	1
Additional paid-in capital	980,662	969,641
Accumulated deficit	(692,507)	(702,719)
Treasury stock at cost, 32,333 shares as of June 30, 2024 and December 31, 2023	(9,700)	(9,700)
Total stockholders' equity	278,456	257,223
Total liabilities and stockholders' equity	$545,743	$515,259

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Service and subscription revenue	$127,890	$103,237	$245,963	$193,978
Net interest income on loan receivables	2,956	3,304	5,889	6,232
Total revenue, net	130,846	106,541	251,852	200,210
Operating expenses
Provision for credit losses on consumer receivables	33,431	25,562	53,661	42,073
Compensation and benefits	24,852	22,572	49,638	46,980
Marketing	10,530	6,549	21,396	12,941
Direct costs	34,449	32,230	65,838	62,032
Professional services	11,007	4,518	16,773	9,517
Technology-related costs	6,512	5,611	13,098	11,649
Other operating expenses	4,338	11,219	14,658	20,214
Total operating expenses	125,119	108,261	235,062	205,406
Net income (loss) before other (expense) income and income taxes	5,727	(1,720)	16,790	(5,196)
Interest expense	(6,714)	(7,330)	(13,531)	(14,841)
Change in fair value of warrant liability	(81)	162	—	13
Change in fair value of contingent consideration from mergers and acquisitions	—	6,367	—	6,613
Goodwill impairment loss	—	(26,721)	—	(26,721)
Other income	2,381	1,257	4,740	2,906
Net income (loss) before income taxes	1,313	(27,985)	7,999	(37,226)
Income tax benefit	(1,824)	(262)	(2,213)	(286)
Net income (loss)	3,137	(27,723)	10,212	(36,940)
Reversal of previously accrued dividends on preferred stock	—	2,667	—	690
Net income (loss) attributable to common shareholders	$3,137	$(25,056)	$10,212	$(36,250)

Net income (loss) per share, basic	$0.29	$(2.71)	$0.95	$(4.05)
Net income (loss) per share, diluted	$0.26	$(2.71)	$0.85	$(4.05)
Weighted average shares used in computing net income (loss) per share, basic	10,862,853	9,234,238	10,694,635	8,944,836
Weighted average shares used in computing net income (loss) per share, diluted	12,091,421	9,234,238	11,954,975	8,944,836

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

						Total
	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at April 1, 2024	10,787,923	$1	$975,801	$(695,644)	$(9,700)	$270,458
Stock-based compensation	—	—	7,531	—	—	7,531
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	157,735	—	(2,670)	—	—	(2,670)
Net income	—	—	—	3,137	—	3,137
Balances at June 30, 2024	10,945,658	$1	$980,662	$(692,507)	$(9,700)	$278,456

						Total
	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at January 1, 2024	10,412,294	$1	$969,641	$(702,719)	$(9,700)	$257,223
Stock-based compensation	—	—	14,028	—	—	14,028
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	533,364	—	(3,007)	—	—	(3,007)
Net income	—	—	—	10,212	—	10,212
Balances at June 30, 2024	10,945,658	$1	$980,662	$(692,507)	$(9,700)	$278,456

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

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,137	$(27,723)	$10,212	$(36,940)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for losses on receivables	33,431	25,562	53,661	42,073
Depreciation and amortization expense	6,331	6,113	12,543	12,297
Change in deferred fees and costs, net	322	782	678	1,398
Change in fair value of warrants	81	(162)	—	(13)
Change in fair value of contingent consideration from mergers and acquisitions	—	(6,367)	—	(6,613)
Loss (gain) on foreign currency translation	44	(171)	(53)	(178)
Goodwill impairment loss	—	26,721	—	26,721
Stock compensation expense	7,531	5,250	14,028	10,955
Deferred income taxes	235	(400)	471	(493)
Changes in assets and liabilities:
Accrued interest receivable	(38)	(211)	(76)	(238)
Enterprise receivables, net	(5,527)	1,708	(7,067)	(2,422)
Other assets	3,117	5,610	1,753	4,360
Accounts payable and accrued liabilities	(1,103)	1,156	(3,359)	(8,649)
Other liabilities	237	(2,505)	(1,354)	(4,215)
Net cash provided by operating activities	47,798	35,363	81,437	38,043
Cash flows from investing activities:
Net originations and collections of finance receivables	(41,676)	(33,185)	(69,398)	(52,832)
Purchase of property and equipment and software development	(2,244)	(1,638)	(4,401)	(2,675)
Settlement of contingent consideration related to mergers and acquisitions	—	(766)	—	(1,116)
Net cash used in investing activities	(43,920)	(35,589)	(73,799)	(56,623)
Cash flows from financing activities:
Net proceeds from (repayments to) special purpose vehicle credit facilities	—	—	4,000	(24,000)
Repayments to secured/senior lenders	—	(5,000)	—	(5,000)
Payment of deferred financing costs	—	(154)	—	(154)
Payments related to the automatic conversion of redeemable convertible preferred stock (Series A) in lieu of fractional shares of common stock and dividends on preferred stock	—	(3,007)	—	(3,007)
Payments related to issuance of common stock related to exercise of stock options and warrants, net of tax withholdings related to vesting of stock-based compensation	(2,670)	(183)	(3,007)	(782)
Other	—	(12)	—	(12)
Net cash (used in) provided by financing activities	(2,670)	(8,356)	993	(32,955)
Net change in cash and restricted cash	1,208	(8,582)	8,631	(51,535)
Cash and restricted cash, beginning of period	101,902	110,756	94,479	153,709
Cash and restricted cash, end of period	$103,110	$102,174	$103,110	$102,174

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,400	$7,043	$12,848	$14,508

Supplemental disclosure of non-cash investing and financing activities:
Voluntary conversion of preferred stock to common stock	$—	$45	$—	$45
Automatic conversion of redeemable convertible preferred stock (Series A) to common stock	$—	$174,849	$—	$174,849
Reversal of previously accrued dividends on preferred stock	$—	$2,667	$—	$690
Issuance of common stock to settle accrued dividends on preferred stock and Preferred Stock Equivalents	$—	$3,280	$—	$3,280
Equity issued as consideration for mergers and acquisitions	$—	$1,744	$—	$1,864
Equity issued as settlement of contingent consideration related to Malka Acquisition	$—	$1	$—	$1,914
Equity issued as settlement of contingent consideration related to Engine Acquisition	$—	$1,440	$—	$1,440
Lease liabilities incurred in exchange for operating right-of-use assets	$—	$—	$8,885	$—

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

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive income (loss); therefore, there is no difference between net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

Reverse Stock Split—On April 24, 2023, the Company amended the Company’s Fourth Amended and Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, a 1-for-30 reverse stock split (the “Reverse Stock Split”) of the Class A Common Stock. At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company’s stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the NYSE. The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol “ML.”

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

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consumer revenues
Service and subscription fees	$89,444	$66,268	$174,653	$128,706
Net interest income on finance receivables	2,956	3,304	5,889	6,232
Total consumer revenues	92,400	69,572	180,542	134,938
Enterprise service revenues	38,446	36,969	71,310	65,272
Total revenue, net	$130,846	$106,541	$251,852	$200,210

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

The Company had no assets measured at fair value on a recurring or non-recurring basis as of June 30, 2024 or December 31, 2023. The Private Placement Warrants (as defined herein) were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and are further described in Note 13, “Stock Warrants.” The Company had no liabilities measured at fair value on a non-recurring basis as of June 30, 2024 or December 31, 2023. There have been no transfers between levels during the six months ended June 30, 2024 and 2023.

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

The Company’s policy is to suspend recognition of interest income on secured personal loans and place the secured personal loan on nonaccrual status when the account is more than 60 days past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due. The Company has elected to not measure an allowance for losses on accrued interest receivable. Any accrued interest receivable that becomes 90 days past due on a contractual basis is charged-off by reversing net interest income on loan receivables. Net charge-offs of accrued interest income were $272 and $366 for the three months ended June 30, 2024 and 2023 and $509 and $673 for the six months ended June 30, 2024 and 2023.

Fees receivable represent the amounts due to the Company for tips and instant transfer fees related to the Instacash earned wage access product. Subscription receivables represent the amounts billed to customers for subscription services.

The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or Instacash advance terms though no direct correlation between charge-off rates and these factors has been identified in the Company's analysis. When assessing provision for losses on consumer receivables, the Company takes into account the composition and delinquency status of the outstanding consumer receivables and the related forecasted principal loss rates based on recent historical experience. Recent historical loss rates are updated on a quarterly basis. Charge-offs of consumer receivable balances occur after becoming 90 days past contractually due unless specific circumstances are identified on an individual or group of receivables that indicate charge-off is not appropriate. The level of exceptions to charge-offs occurring once 90 days past due is not material. Consumer receivable charge-offs typically occur within one year of origination. The tables below show consumer receivables balances as of June 30, 2024 and December 31, 2023 and the consumer receivables activity, charge-off rates and aging by product for the three and six months ended June 30, 2024 and 2023.

Consumer receivables consisted of the following:

	June 30,	December 31,
	2024	2023
Loan receivables	$75,085	$66,815
Instacash receivables	139,992	120,336
Finance receivables	215,077	187,151
Fees receivable	16,664	16,137
Subscription receivables	4,170	3,491
Deferred loan origination costs	69	86
Accrued interest receivable	1,378	1,302
Consumer receivables, before allowance for credit losses	$237,358	$208,167

Changes in the allowance for losses on loan receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$4,608	$5,791	$5,761	$5,784
Provision for credit losses on receivables	1,032	2,083	1,400	3,603
Loan receivables charged off	(1,572)	(2,568)	(3,722)	(6,757)
Recoveries	453	943	1,082	3,619
Ending balance	$4,521	$6,249	$4,521	$6,249

Changes in the allowance for losses on Instacash receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$26,645	$19,686	$25,992	$23,240
Provision for credit losses on receivables	26,741	18,421	44,337	28,502
Instacash receivables charged off	(26,214)	(19,770)	(49,250)	(39,598)
Recoveries	4,325	3,974	10,418	10,167
Ending balance	$31,497	$22,311	$31,497	$22,311

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,999	$1,018	$2,552	$908
Provision for credit losses on receivables	3,931	3,869	5,526	8,043
Fees receivable charged off	(3,400)	(3,300)	(6,333)	(8,125)
Recoveries	581	513	1,366	1,274
Ending balance	$3,111	$2,100	$3,111	$2,100

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,051	$978	$1,024	$1,292
Provision for credit losses on receivables	1,727	1,189	2,398	1,925
Subscription receivables charged off	(1,915)	(1,365)	(3,077)	(2,721)
Recoveries	531	293	1,049	599
Ending balance	$1,394	$1,095	$1,394	$1,095

The following is an assessment of the repayment performance of loan receivables as of June 30, 2024 and December 31, 2023 and presents the contractual delinquency of the loan receivables portfolio:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$65,229	86.9%	$58,980	88.2%

Delinquency:
31 to 60 days	5,357	7.1%	4,451	6.7%
61 to 90 days	4,499	6.0%	3,384	5.1%
Total delinquency	9,856	13.1%	7,835	11.8%
Loan receivables before allowance for credit losses	$75,085	100.0%	$66,815	100.0%

Loan receivables that are 61 to 90 days contractually past due are placed on non-accrual status.

The following is an assessment of the repayment performance of Instacash receivables as of June 30, 2024 and December 31, 2023 and presents the contractual delinquency of the Instacash receivables portfolio:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$117,112	83.7%	$104,541	86.9%

Delinquency:
31 to 60 days	13,033	9.3%	8,829	7.3%
61 to 90 days	9,847	7.0%	6,966	5.8%
Total delinquency	22,880	16.3%	15,795	13.1%
Instacash receivables before allowance for credit losses	$139,992	100.0%	$120,336	100.0%

The following is an assessment of the repayment performance of fees receivable as of June 30, 2024 and December 31, 2023 and presents the contractual delinquency of the fees receivable portfolio:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$13,644	81.9%	$13,971	86.6%

Delinquency:
31 to 60 days	1,700	10.2%	1,197	7.4%
61 to 90 days	1,320	7.9%	969	6.0%
Total delinquency	3,020	18.1%	2,166	13.4%
Fees receivable before allowance for credit losses	$16,664	100.0%	$16,137	100.0%

The following is an assessment of the repayment performance of subscription receivables as of June 30, 2024 and December 31, 2023 and presents the contractual delinquency of the subscription receivables portfolio:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$3,136	75.2%	$2,786	79.8%

Delinquency:
31 to 60 days	693	16.6%	407	11.7%
61 to 90 days	341	8.2%	298	8.5%
Total delinquency	1,034	24.8%	705	20.2%
Subscription receivables before allowance for credit losses	$4,170	100.0%	$3,491	100.0%

4. SALE OF CONSUMER RECEIVABLES

On June 30, 2024 (the “Closing Date”), ML Plus LLC, an indirect, wholly-owned subsidiary of the Company (the “Seller”), entered into a Master Receivables Purchase Agreement (the “Purchase Agreement”) with Sound Point Capital Management LP, as purchaser agent (“Sound Point”), and SP Main Street Funding I LLC and each additional purchaser from time to time party thereto, as purchasers (the “Purchasers”). The Purchase Agreement provides for the purchase, subject to certain conditions precedent, by the Purchasers from time to time during the term of the Purchase Agreement, on a committed basis, of a majority of the Company’s eligible Instacash receivables, subject to certain concentration limits, up to an aggregate facility limit of $175,000,000, which amount may be increased by up to $75,000,000. The obligations of the Seller under the Purchase Agreement will be guaranteed by MoneyLion Technologies Inc., a direct, wholly-owned subsidiary of the Company. The Purchase Agreement terminates on the two-year anniversary of the Closing Date and may be extended for an additional one-year period upon mutual agreement of the Seller and Sound Point.

The initial price at which the Purchasers will purchase the eligible Instacash receivables with respect to each monthly cohort is based on the average loss rate at 360 days past the repayment date of the three most recent matured monthly cohorts and will be subject to adjustment for future monthly cohorts based on the performance of monthly cohorts at specified intervals past the repayment date compared to the expected loss rates of the reference matured monthly cohorts established at sale and a fixed discount percentage.

The Seller will pay the Purchasers a non-refundable fee, payable monthly, equal to 2.00% times the daily average available facility limit, subject to a maximum aggregate amount of $1,750,000.

The Purchase Agreement contains customary representations and warranties; repurchase rights and obligations of the Seller upon the occurrence of certain events (subject to specified limitations); affirmative and negative covenants, including, among other things, financial reporting and notice requirements and restrictions on the ability of the Seller to incur liens on the purchased receivables; and events of default (subject to specified cure provisions), the occurrence of which will give Sound Point the right to terminate the Purchase Agreement.

In connection with the Seller’s entry into the Purchase Agreement, on the Closing Date, MoneyLion Technologies Inc. (in such capacity, the “Servicer”) entered into a Servicing Agreement (the “Servicing Agreement”) with Sound Point and the Purchasers pursuant to which the Purchasers appointed the Servicer to, among other things, service the purchased Instacash receivables in accordance with agreed upon servicing guidelines, collect and remit collections therefrom and provide certain reporting and other information relating to its servicing duties. The Seller will receive a fixed percentage of net collections.

No Instacash receivables were sold under the Purchase Agreement during the three and six months ended June 30, 2024.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Leasehold improvements	$1,871	$1,932
Furniture and fixtures	260	361
Computers and equipment	2,773	2,551
	4,904	4,844
Less: accumulated depreciation	(2,943)	(2,980)
Property and equipment, net	$1,961	$1,864

Total depreciation expense related to property and equipment was $205 and $283 for the three months ended June 30, 2024 and 2023, respectively, and $391 and $587 for the six months ended June 30, 2024 and 2023, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

		June 30,	December 31,
	Useful Life	2024	2023
Proprietary technology and capitalized internal-use software	3 - 7 years	$46,969	$43,105
Work in process		1,706	1,695
Customer relationships	10 - 15 years	160,500	160,500
Trade names	9 - 15 years	15,960	15,960
Less: accumulated amortization		(56,833)	(44,719)
Intangible assets, net		$168,302	$176,541

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internal-use software were $2,052 and $1,689 for the three months ended June 30, 2024 and 2023, respectively, and were $3,912 and $2,851 during the six months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024 and 2023, total amortization expense was $6,126 and $5,830, respectively. For the six months ended June 30, 2024 and 2023, total amortization expense was $12,152 and $11,710, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at June 30, 2024 for the years ending:

Remainder of 2024	$12,318
2025	24,636
2026	24,636
2027	24,064
2028	21,755
Thereafter	59,187
$166,596

7. OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2024	2023
Receivable from payment processors	$29,502	$37,362
Prepaid expenses	5,241	5,987
Operating lease right-of-use assets	13,521	6,159
Other	4,226	4,051
Total other assets	$52,490	$53,559

8. DEBT

The Company’s debt as of June 30, 2024 and December 31, 2023 is presented below:

	June 30,	December 31,
	2024	2023
Monroe Term Loans	$65,000	$65,000
Unamortized discounts and debt issuance costs	(518)	(666)
Total secured loans, net	$64,482	$64,334

ROAR 1 SPV Credit Facility	$66,500	$64,500
ROAR 2 SPV Credit Facility	64,500	62,500
Unamortized discounts and debt issuance costs	(1,068)	(1,581)
Total other debt, net	$129,932	$125,419

For more information regarding debt instruments outstanding as of December 31, 2023, see Note 7, “Debt” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Monroe Term Loans—The Monroe Term Loans (as defined below) are comprised of term loans with a principal balance of $65.0 million (the “Term A-1 Loans”) and term loans that were fully repaid during 2023 (the “Term A-2 Loans” and together with the Term A-1 Loans, the “Monroe Term Loans”). The interest rate as of June 30, 2024 on the Term A-1 Loans was 12.33%.

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

9. LEASES

The Company is party to operating leases for all of its offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $1,283 and $785 for the three months ended June 30, 2024 and 2023, respectively, and $2,387 and $1,581 for the six months ended June 30, 2024 and 2023, respectively. Short-term lease expense and variable lease expense were not material for the three and six months ended June 30, 2024 and 2023. Net rental income from subleases of $166 and $332 was recorded in other income for the three and six months ended June 30, 2024 and was not material for the three and six months ended June 30, 2023.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

June 30, 2024
Remainder of 2024	$2,295
2025	4,706
2026	3,486
2027	3,334
2028	3,271
Thereafter	2,939
Total lease payments	20,031
Less: imputed interest	5,333
Lease liabilities	$14,698
Weighted-average remaining lease term (years)	4.7
Weighted-average discount rate	13.3%

10. INCOME TAXES

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the interim period. The effective tax rate for the six months ended June 30, 2024 was -27.7% and 0.8% for the six months ended June 30, 2023. The decrease in the effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to the change in the valuation allowance and certain discrete items related to stock-based compensation.

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

12. STOCK-BASED COMPENSATION

Omnibus Incentive Plan

At the Company’s 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”), Company stockholders approved the Company’s Amended and Restated Omnibus Incentive Plan (as may be amended or restated from time to time, the “Incentive Plan”), as further described in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting, filed with the SEC on April 29, 2022.

Stock-based compensation of $7,531 and $5,250 was recognized during the three months ended June 30, 2024 and 2023, respectively, and stock-based compensation of $14,028 and $10,955 was recognized during the six months ended June 30, 2024 and 2023, respectively.

The number of units awarded under the Incentive Plan are generally based on a weighted average of the Class A Common Stock in the days leading up to the grant. Fair values for restricted stock units (“RSUs”) and performance stock units (“PSUs”) based on the Company’s operating performance are valued based on the price of the Class A Common Stock at the time of grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. The following table represents activity within the Incentive Plan for the six months ended June 30, 2024:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	374,776	$52.75	n/a
Performance Stock Unit	Service and performance-based	85,090	$52.55	n/a

The following table represents outstanding equity awards as of June 30, 2024:

Type	Vesting Conditions	Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	923,396	$39.10	n/a
Performance Stock Unit	Service and performance-based	230,159	$33.08	n/a
Performance Stock Unit	Service and market-based	248,894	$13.99	n/a
Options	Service-based	534,857	$20.81	$31.73

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

The Private Placement Warrants are valued based on the per warrant price of the Public Warrants, subject to adjustments to account for differences in contractual terms between the Private Placement Warrants and the Public Warrants. The per warrant price of the Public Warrants as of June 30, 2024 was $0.10.

The following table presents the changes in the liability related to the Private Placement Warrants:

Private Placement
Warrants
Warrants payable balance, December 31, 2023	$810
Mark-to-market adjustment	-
Warrants payable balance, June 30, 2024	$810

For more information regarding the Public Warrants and Private Placement Warrants, see Note 12, “Stock Warrants” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share of Class A Common Stock for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$3,137	$(27,723)	$10,212	$(36,940)
Reversal of previously accrued dividends on preferred stock	—	2,667	—	690
Net income (loss) attributable to common shareholders	$3,137	$(25,056)	$10,212	$(36,250)

Denominator:
Weighted-average common shares outstanding - basic	10,862,853	9,234,238	10,694,635	8,944,836
Plus: dilutive effect of common stock equivalents	1,228,568	—	1,260,340	—
Weighted-average common shares outstanding - diluted	12,091,421	9,234,238	11,954,975	8,944,836
Net income (loss) per share attributable to common stockholders - basic	$0.29	$(2.71)	$0.95	$(4.05)
Net income (loss) per share attributable to common stockholders - diluted	$0.26	$(2.71)	$0.85	$(4.05)

For the three and six months ended June 30, 2024, 168,942 and 216,498, respectively, options to purchase Class A Common Stock and other rights to acquire Class A Common Stock were outstanding and anti-dilutive and, therefore, are excluded from the computation of diluted net income per share attributable to common stockholders. In addition, 85,090 PSUs are excluded from the computation of diluted net income per share attributable to common stockholders as the contingency has not yet been satisfied for the three and six months ended June 30, 2024. All Public Warrants and Private Placement Warrants to purchase Class A Common Stock and rights to receive Earnout Shares (as defined below) are excluded from the computation of diluted net income per share attributable to common stockholders as the relevant purchase price and milestones, respectively, were above the average price of the Class A Common Stock during the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2023, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the rights to receive Earnout Shares (as defined below) and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three and six months ended June 30, 2023.

The following potential shares of Class A Common Stock have been excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants to purchase common stock	853,330	853,330	853,330	853,330
PSUs, RSUs and options to purchase common stock	254,032	2,448,661	301,588	2,448,661
Right to receive Earnout Shares	583,333	583,333	583,333	583,333
Total common stock equivalents	1,690,695	3,885,324	1,738,251	3,885,324

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

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of June 30, 2024, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc., ML Plus LLC and the Company's 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, the Company moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, the Company moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. On October 9, 2023, the Company moved for a stay of the action pending a decision from the United States Supreme Court in CFPB v. Community Financial Services Association of America, Ltd., No. 22-448 (U.S. argued Oct. 3, 2023) (“CFSA”). On December 1, 2023, the Court issued an order granting the Company’s motion and staying the action pending the United State Supreme Court’s decision in CFSA. On May 16, 2024, the Supreme Court decided CFSA. Accordingly, the Company’s motion to dismiss is now pending with the SDNY. The Company continues to maintain that the CFPB’s claims are meritless and is vigorously defending against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing the acquisition of MALKA (the “MALKA Acquisition”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and filed counterclaims against the Seller Members, alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. Separately, on November 3, 2023, the Seller Members moved to dismiss the Company’s amended counterclaims and third-party complaint. On May 14, 2024, the SDNY denied the Seller Members’ motion to dismiss with respect to the Company’s counterclaims alleging fraud, negligent misrepresentation, breach of fiduciary duty and certain conversion and breach of contract claims. The SDNY dismissed certain of the Company’s counterclaims relating to declaratory judgment, unjust enrichment and conversion as duplicative of the fraud and misrepresentation counterclaims, as well as certain other breach of contract counterclaims. The Company continues to vigorously pursue its remaining counterclaims and defend against the Seller Members’ claims, which the Company believes are meritless. However, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

On July 27, 2023, MassMutual Ventures US II LLC, Canaan X L.P., Canaan XI L.P., F-Prime Capital Partners Tech Fund LP and GreatPoint Ventures Innovation Fund II, L.P., each of which are former holders of the Company’s Series A Preferred Stock (collectively, the “Former Preferred Stockholders”), brought a civil action in the SDNY against MoneyLion Inc., the Company’s Board of Directors and certain officers asserting claims under Section 14(a) relating to the Definitive Proxy Statement we filed with the SEC on March 31, 2023 in connection with the Special Meeting of Stockholders relating to the 1-for-30 Reverse Stock Split of the Class A Common Stock effected on April 24, 2023 and related state law claims. On November 6, 2023, the Company filed a motion to dismiss the lawsuit in its entirety. On May 15, 2024, the SDNY granted the Company’s motion to dismiss the Former Preferred Stockholders’ complaint in its entirety. The SDNY dismissed the Former Preferred Stockholders’ claim under Section 14(a) of the Securities Exchange Act of 1934 for failure to state a claim and declined to exercise supplemental jurisdiction over the remaining state law claims, dismissing such state law claims without prejudice. On June 14, 2024, Canaan X L.P., Canaan XI L.P., GreatPoint Ventures Innovation Fund II, L.P. filed a notice of appeal with the United States Court of Appeals for the Second Circuit. The Company continues to believe that the Former Preferred Stockholders’ claims are meritless and intends to vigorously defend against the appeal if any Former Preferred Stockholders decide to pursue their appeal. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

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

The $6,367 and $6,433 decline in fair value of the Earnout and the Preferred Stock Equivalents for the three and six months ended June 30, 2023, respectively, was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

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

The unsettled restricted shares payable relating to the MALKA Acquisition earnout and the related make-whole were settled during the first quarter of 2023. The $180 decline in fair value for the six months ended June 30, 2023 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 6, 2024, the date on which these consolidated financial statements were available to be issued, and concluded that the following subsequent event was required to be disclosed:

On August 2, 2024, ML Plus LLC, a wholly-owned indirect subsidiary of MoneyLion Inc., entered into the Third Amendment to Account Servicing Agreement (“Third Amendment”) with Pathward, N.A. (“Pathward”) to amend that certain Account Servicing Agreement, dated as of January 14, 2020 (as amended from time to time, the “Agreement”), pursuant to which ML Plus LLC provides its RoarMoney demand deposit accounts and debit cards with Pathward, as partner issuing bank (the “Program Services”), in order to enable the Company to offer overdraft protection in connection with the Program Services. The Third Amendment also extends the term of the Agreement to January 2029 (with automatic renewal for successive two-year periods unless either party provides written notice of non-renewal, which may be without cause, at least 180 days prior to the end of any such term).

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

We have purposefully built our platform to help consumers navigate all of their financial inflection points, combining our deep first-party product expertise, engaging content, marketplaces, innovative technology, data and AI capabilities to create the ultimate marketplace solution. As of June 30, 2024, we had 17.0 million Total Customers who used 27.7 million Total Products and over 1,200 Enterprise Partners in our network. We strategically employ comprehensive, data-driven analytics and cutting-edge technology to enhance our platform, creating personalized experiences for our users based on our rich datasets. Utilizing innovative approaches to financial guidance that engage and educate our users within a peer community, we seek to empower consumers to take control of their financial lives.

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

Recent Developments

On August 2, 2024, ML Plus LLC, a wholly-owned indirect subsidiary of MoneyLion Inc., entered into the Third Amendment to Account Servicing Agreement with Pathward, N.A. to amend that certain Account Servicing Agreement, dated as of January 14, 2020, pursuant to which ML Plus LLC provides its RoarMoney demand deposit accounts and debit cards with Pathward, as partner issuing bank, in order to enable the Company to offer overdraft protection in connection with the Program Services. The Third Amendment also extends the term of the Agreement to January 2029 (with automatic renewal for successive two-year periods unless either party provides written notice of non-renewal, which may be without cause, at least 180 days prior to the end of any such term).

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

General Economic and Market Conditions

Our performance is impacted by the relative strength of the overall economy, market volatility, consumer spending behavior and consumer demand for financial products and services. For example, with respect to our Consumer business, the willingness of our customers to spend, invest or borrow may fluctuate with their level of disposable income. Other factors such as interest rate fluctuations or monetary policies may also impact our customers’ behavior and our own ability to fund Instacash advances and loan volume. In addition, in our Enterprise business, adverse macroeconomic conditions, such as significant tightening of credit markets, may cause our Product Partners to reduce their marketing spend or advertising on our platform or may cause a reduction in client spending in our Media Services division, which could adversely affect our business and results of operations.

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

Competition

We compete across our business lines with a variety of competitors, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or earned wage access products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. In addition to competing for customers for our product and service offerings, we also compete to attract viewership of the content to which we connect customers, as there are other sources of financial-related content and news, many of which are more established and have a larger subscriber base. Furthermore, we compete with other advertising agencies and other service providers to attract marketing budget spending from our Enterprise clients. With respect to our Media Services division, we compete with others in the digital media and content creation industry, which range from large and established media companies, including social media companies, advertising agencies and production studios, to emerging start-ups. We expect our competition to continue to increase. The success of our business depends on our ability to compete effectively and attract new and retain existing customers and clients, which depends upon many factors both within and beyond our control.

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

Product and Service Mix

We offer various products and services on our platform, including our core suite of first-party financial products and services, a broad range of financial and non-financial offers in our Consumer Marketplace, Enterprise Marketplace and Media Services in our Enterprise business. Each product and service has a different profitability profile. The relative usage of products and services with high or low profitability and their lifetime value could have an impact on our performance.

Access and Cost of Financing; Forward Flow Arrangement

Our credit products and Instacash product are financed by special purpose vehicle financings from third-party institutional lenders and, in the future, a forward flow financing arrangement pursuant to which we will sell a portion of our eligible Instacash receivables to third-party purchasers and receive a stable stream of servicing fee income, as described further under Part I, Item 1 “Financial Statements – Sale of Consumer Receivables.” The loss of one or more of the financing sources we have for our credit products and Instacash product could have an adverse impact on our performance, and it could be costly to obtain new financing. In addition, the initial price at which we sell Instacash receivables under the forward flow financing arrangement will be based on the average loss rate at 360 days past the repayment date of the three most recent matured monthly cohorts and will be subject to adjustment for future monthly cohorts based on the performance of monthly cohorts at specified intervals past the repayment date compared to the expected loss rates of the reference matured monthly cohorts established at sale and a discount percentage. As a result, the loss on sale of the Instacash receivables sold under the forward flow financing arrangement will be variable depending on the performance of the previously sold Instacash receivables. No Instacash receivables were sold during the three and six months ended June 30, 2024.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace credit offer. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 17.0 million and 9.9 million as of June 30, 2024 and 2023, respectively.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace credit offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or Instacash advances or opened multiple products through our marketplace, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 27.7 million and 17.3 million as of June 30, 2024 and 2023, respectively.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,254, comprising 613 Product Partners and 641 Channel Partners, and 1,110, comprising 505 Product Partners and 605 Channel Partners, as of June 30, 2024 and 2023, respectively.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending product and Instacash earned wage access product and is a significant driver of net interest income on finance receivables and service and subscription fees. Total Originations were $770 million and $550 million for the three months ended June 30, 2024 and 2023, respectively, and $1,487 million and $1,056 million for the six months ended June 30, 2024 and 2023, respectively. All originations were originated directly by MoneyLion.

Adjusted EBITDA (Non-GAAP Measure)

Management believes Adjusted EBITDA, a non-U.S. GAAP measure, provides relevant and useful information to investors regarding the performance of the company. Refer to the “— Non-GAAP Measures” section below for further discussion of Adjusted EBITDA.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Revenues

The following table is reference for the discussion that follows.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except for percentages)
Consumer revenues
Service and subscription fees	$89,444	$66,268	$23,176	35.0%	$174,653	$128,706	$45,947	35.7%
Net interest income on finance receivables	2,956	3,304	(348)	-10.5%	5,889	6,232	(343)	-5.5%
Total consumer revenues	92,400	69,572	22,828	32.8%	180,542	134,938	45,604	33.8%
Enterprise service revenues	38,446	36,969	1,477	4.0%	71,310	65,272	6,038	9.3%
Total revenue, net	$130,846	$106,541	$24,305	22.8%	$251,852	$200,210	$51,642	25.8%

We generate revenue primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Service and subscription fees

Service and subscription fees increased by $23.2 million, or 35.0%, to $89.4 million for the three months ended June 30, 2024, as compared to $66.3 million for the same period in 2023. The increase in service and subscription fees was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $22.0 million due to the growth of Instacash advances across both existing and new customers, an increase in subscription fees of $0.6 million due to an increased number of customers using our membership programs and an increase of $0.6 million in revenue from a transaction volume-based incentive payment program from a third-party payment network compared to the three months ended June 30, 2023.

Service and subscription fees increased by $45.9 million, or 35.7%, to $174.7 million for the six months ended June 30, 2024, as compared to $128.7 million for the same period in 2023. The increase in service and subscription fees was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $43.4 million due to the growth of Instacash advances across both existing and new customers, an increase in cardholder and interchange fees from RoarMoney accounts of $0.4 million due to an increased number of customers using RoarMoney, an increase in membership revenues of $1.5 million and an increase of $0.8 million in revenue from a transaction volume-based incentive payment program from a third-party payment network compared to the six months ended June 30, 2023.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables decreased by $0.3 million, or 10.5%, to $3.0 million for the three months ended June 30, 2024, as compared to $3.3 million for the same period in 2023. The decrease in net interest income on finance receivables of $0.1 million was driven by the slightly lower receivables outstanding on our Credit Builder Plus loan program across both existing and new customers and higher provision on interest fees of $0.2 million.

Net interest income on finance receivables decreased by $0.3 million, or 5.5%, to $5.9 million for the six months ended June 30, 2024, as compared to $6.2 million for the same period in 2023. The decrease in net interest income on finance receivables of $0.3 million was driven by the slightly lower receivables outstanding on our Credit Builder Plus loan program across both existing and new customers and higher provision on interest fees of $0.3 million, which was slightly offset by lower amortization of loan origination costs of $0.2 million.

Enterprise service revenues

Enterprise service revenues increased by $1.5 million, or 4.0%, to $38.4 million for the three months ended June 30, 2024, as compared to $37.0 million for the same period in 2023. This increase was primarily driven by stronger performance within our Enterprise Marketplace, which was partially offset by lower performance within our Consumer Marketplace and Media Services division.

Enterprise service revenues increased by $6.0 million, or 9.3%, to $71.3 million for the six months ended June 30, 2024, as compared to $65.3 million for the same period in 2023. This increase was primarily driven by stronger performance within our Enterprise Marketplace, which was partially offset by lower performance in our Consumer Marketplace and Media Services division.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	$33,431	$25,562	$7,869	30.8%	$53,661	$42,073	$11,588	27.5%
Compensation and benefits	24,852	22,572	2,280	10.1%	49,638	46,980	2,658	5.7%
Marketing	10,530	6,549	3,981	60.8%	21,396	12,941	8,455	65.3%
Direct costs	34,449	32,230	2,219	6.9%	65,838	62,032	3,806	6.1%
Professional services	11,007	4,518	6,489	143.6%	16,773	9,517	7,256	76.2%
Technology-related costs	6,512	5,611	901	16.1%	13,098	11,649	1,449	12.4%
Other operating expenses	4,338	11,219	(6,881)	-61.3%	14,658	20,214	(5,556)	-27.5%
Total operating expenses	$125,119	$108,261	$16,858	15.6%	$235,062	$205,406	$29,656	14.4%

Other (expense) income
Interest expense	$(6,714)	$(7,330)	$616	-8.4%	$(13,531)	$(14,841)	$1,310	-8.8%
Change in fair value of warrant liability	(81)	162	(243)	nm	—	13	(13)	-100.0%
Change in fair value of contingent consideration from mergers and acquisitions	—	6,367	(6,367)	-100.0%	—	6,613	(6,613)	-100.0%
Goodwill impairment loss	—	(26,721)	26,721	-100.0%	—	(26,721)	26,721	-100.0%
Other income	2,381	1,257	1,124	89.4%	4,740	2,906	1,834	63.1%
Total other expense	$(4,414)	$(26,265)	$21,851	-83.2%	$(8,791)	$(32,030)	$23,239	-72.6%

Income tax benefit	$(1,824)	$(262)	$(1,562)	596.2%	$(2,213)	$(286)	$(1,927)	673.8%

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

Provision for credit losses on consumer receivables increased by $7.9 million, or 30.8%, to $33.4 million for the three months ended June 30, 2024, as compared to $25.6 million for the same period in 2023. This resulted primarily from an increase to provision related to Instacash advance receivables of $8.3 million and an increase to provision related to subscription fees of $0.5 million, which was partially offset by a decrease to provision related to Credit Builder Plus loan receivables of $1.1 million.

Provision for credit losses on consumer receivables increased by $11.6 million, or 27.5%, to $53.7 million for the six months ended June 30, 2024, as compared to $42.1 million for the same period in 2023. This resulted primarily from an increase to provision related to Instacash advance receivables of $15.8 million and an increase to provision related to subscription fees of $0.5 million, which was partially offset by a decrease to provision related to Credit Builder Plus loan receivables of $2.2 million and a decrease to provision for Instacash instant transfer fees and tips of $2.5 million.

Compensation and benefits

Compensation and benefits increased by $2.3 million, or 10.1%, to $24.9 million for the three months ended June 30, 2024, as compared to $22.6 million for the same period in 2023. This increase was primarily driven by an increase in stock-based compensation of $2.3 million, an increase in employee salary and benefits expenses of $0.2 million and an increase in incentive compensation of $0.1 million due to company performance, which was partially offset by higher capitalized salaries of $0.4 million.

Compensation and benefits increased by $2.7 million, or 5.7%, to $49.6 million for the six months ended June 30, 2024, as compared to $47.0 million for the same period in 2023. This increase was primarily driven by an increase in stock-based compensation of $3.1 million, an increase in incentive compensation of $0.6 million due to company performance and an increase in severance costs of $0.3 million. This was partially offset by higher capitalized salaries of $1.1 million and a $0.2 million decrease in employee salary and benefits expenses.

Marketing

Marketing increased by $4.0 million, or 60.8%, to $10.5 million for the three months ended June 30, 2024, as compared to $6.5 million for the same period in 2023. This increase resulted primarily from higher spend related to advertising through digital platforms and sponsorships.

Marketing increased by $8.5 million, or 65.3%, to $21.4 million for the six months ended June 30, 2024, as compared to $12.9 million for the same period in 2023. This increase resulted primarily from higher spend related to advertising through digital platforms and sponsorships.

Direct costs

Direct costs increased by $2.2 million, or 6.9%, to $34.4 million for the three months ended June 30, 2024, as compared to $32.2 million for the same period in 2023. The increase was primarily driven by an increase in payment processing fees of $2.1 million and an increase in underwriting expenses of $0.6 million, driven by growth in Total Originations and Total Customers, which was partially offset by a $0.3 million decrease in costs related to our MoneyLion Investing and RoarMoney Banking offering and a decrease of $0.2 million in direct costs of Enterprise revenues.

Direct costs increased by $3.8 million, or 6.1%, to $65.8 million for the six months ended June 30, 2024, as compared to $62.0 million for the same period in 2023. The increase was primarily driven by $0.7 million of direct costs related to the growth of Enterprise revenues, an increase in payment processing fees of $2.6 million and an increase in underwriting expenses of $1.1 million, driven by growth in Total Originations and Total Customers, which was partially offset by a $0.5 million decrease in costs related to our RoarMoney Banking and MoneyLion Investing offering.

Professional services

Professional services increased by $6.5 million, or 143.6%, to $11.0 million for the three months ended June 30, 2024, as compared to $4.5 million for the same period in 2023. This increase resulted primarily from an increase in outside legal expenses of $4.8 million, an increase in accounting and auditing fees of $0.5 million driven by regulatory compliance requirements, an increase in outside consulting expenses of $0.4 million and an increase in recruiting fees of $0.3 million.

Professional services increased by $7.3 million, or 76.2%, to $16.8 million for the six months ended June 30, 2024, as compared to $9.5 million for the same period in 2023. This increase resulted primarily from an increase in outside legal expenses of $5.5 million, an increase in accounting and auditing fees of $0.4 million driven by regulatory compliance requirements, an increase in outside consulting expenses of $0.7 million and an increase in recruiting fees of $0.6 million.

Technology-related costs

Technology-related costs increased by $0.9 million, or 16.1%, to $6.5 million for the three months ended June 30, 2024, as compared to $5.6 million for the same period in 2023. This increase resulted primarily from an increase in expenses for software licenses and subscriptions of $0.6 million and depreciation and amortization related to equipment and software of $0.3 million.

Technology-related costs increased by $1.4 million, or 12.4%, to $13.1 million for the six months ended June 30, 2024, as compared to $11.6 million for the same period in 2023. This increase resulted primarily from an increase in depreciation and amortization related to equipment and software of $0.4 million and an increase in expenses for software licenses and subscriptions of $1.0 million.

Other operating expenses

Other operating expenses decreased by $6.9 million, or 61.3%, to $4.3 million for the three months ended June 30, 2024, as compared to $11.2 million for the same period in 2023. The decrease was primarily driven by lower costs related to legal matters of $5.4 million and a decrease in the provision for bad debts and increased recoveries of receivables in our Enterprise business of $1.1 million.

Other operating expenses decreased by $5.6 million, or 27.5%, to $14.7 million for the six months ended June 30, 2024, as compared to $20.2 million for the same period in 2023. The decrease was primarily driven by lower costs related to legal matters of $5.2 million, a decrease in the provision for bad debts and increased recoveries of receivables in our Enterprise business of $2.3 million and a decrease in insurance expenses of $1.1 million, which was partially offset by a $3.6 million increase in expenses related to processing transactions in our Consumer business.

Our other (expense) income consists of the following:

Interest expense

Interest expense decreased by $0.6 million, or 8.4%, to $6.7 million for the three months ended June 30, 2024, as compared to $7.3 million for the same period in 2023. This decrease was primarily driven by a decrease in interest expense on secured debt of $0.9 million due to a decrease in average outstanding principal of secured debt and a decrease in the variable interest rate, which was partially offset by an increase of $0.3 million in interest expense on other debt due to an increase in the average outstanding principal of other debt. See Part I, Item 1 “Financial Statements — Debt” for more information.

Interest expense decreased by $1.3 million, or 8.8%, to $13.5 million for the six months ended June 30, 2024, as compared to $14.8 million for the same period in 2023. This decrease was primarily driven by a decrease in interest expense on secured debt of $1.6 million due to a decrease in average outstanding principal of secured debt and a decrease in the variable interest rate, which was partially offset by an increase of $0.4 million in interest expense on other debt due to an increase in the average outstanding principal of other debt. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was an expense of $0.1 million for the three months ended June 30, 2024, as compared to a benefit of $0.2 million for the same period in 2023. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

There was no significant change in fair value of warrant liability for the six months ended June 30, 2024, as compared to the same period in 2023. There were minimal changes in inputs that drove the warrant liability fair value calculations from the beginning to the end of both periods.

Change in fair value of contingent consideration from mergers and acquisitions

There was no change in fair value of contingent consideration from mergers and acquisitions for the three or six months ended June 30, 2024 since there was no unsettled contingent consideration outstanding during the three or six months ended June 30, 2024.

Goodwill impairment loss

There was no goodwill impairment loss for the three or six months ended June 30, 2024 since all goodwill had been written off by the end of the fiscal year ended December 31, 2023.

Other income

Other income increased by $1.1 million to $2.4 million for the three months ended June 30, 2024, as compared to other income of $1.3 million for the same period in 2023. The increase was primarily driven by lower losses on debt extinguishments of $0.5 million, an increase in interest income earned on interest bearing deposits of $0.4 million and an increase in rental income of $0.2 million.

Other income increased by $1.8 million to $4.7 million for the six months ended June 30, 2024, as compared to other income of $2.9 million for the same period in 2023. The increase was primarily driven by an increase in interest income earned on interest bearing deposits of $1.0 million, lower losses on debt extinguishments of $0.5 million and an increase in rental income of $0.3 million.

Income tax benefit

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the tax activity recorded during the six months ended June 30, 2024.

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

The reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net income (loss)	$3,137	$(27,723)	$10,212	$(36,940)
Add back:
Interest related to corporate debt(1)	2,576	3,475	5,371	7,035
Income tax benefit	(1,824)	(262)	(2,213)	(286)
Depreciation and amortization expense	6,331	6,113	12,543	12,297
Changes in fair value of warrant liability	81	(162)	-	(13)
Change in fair value of contingent consideration from mergers and acquisitions	-	(6,367)	-	(6,613)
Goodwill impairment loss	-	26,721	-	26,721
Stock-based compensation expense	7,531	5,250	14,028	10,955
Other expenses(2)	686	2,188	2,062	3,373
Adjusted EBITDA	$18,518	$9,233	$42,003	$16,529

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

Changes in Financial Condition to June 30, 2024 from December 31, 2023

	June 30,	December 31,	Change
	2024	2023	$	%
Assets
Cash and restricted cash	$103,110	$94,479	$8,631	9.1%
Consumer receivables	237,358	208,167	29,191	14.0%
Allowance for credit losses on consumer receivables	(40,523)	(35,329)	(5,194)	14.7%
Consumer receivables, net	196,835	172,838	23,997	13.9%
Enterprise receivables, net	23,045	15,978	7,067	44.2%
Property and equipment, net	1,961	1,864	97	5.2%
Intangible assets, net	168,302	176,541	(8,239)	-4.7%
Other assets	52,490	53,559	(1,069)	-2.0%
Total assets	$545,743	$515,259	$30,484	5.9%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	$194,414	$189,753	$4,661	2.5%
Accounts payable and accrued liabilities	48,984	52,396	(3,412)	-6.5%
Warrant liability	810	810	-	0.0%
Other liabilities	23,079	15,077	8,002	53.1%
Total liabilities	267,287	258,036	9,251	3.6%
Stockholders' equity:
Common Stock	1	1	-	0.0%
Additional paid-in capital	980,662	969,641	11,021	1.1%
Accumulated deficit	(692,507)	(702,719)	10,212	-1.5%
Treasury stock	(9,700)	(9,700)	-	0.0%
Total stockholders' equity	278,456	257,223	21,233	8.3%
Total liabilities and stockholders' equity	$545,743	$515,259	$30,484	5.9%

Assets

Cash and restricted cash

Cash and restricted cash increased by $8.6 million, or 9.1%, to $103.1 million as of June 30, 2024, as compared to $94.5 million as of December 31, 2023. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $24.0 million, or 13.9%, to $196.8 million as of June 30, 2024, as compared to $172.8 million as of December 31, 2023. The increase was primarily attributable to an increase in Instacash receivables, net of allowance for credit losses, of $14.2 million and an increase in loan receivables, net of allowance for credit losses, of $9.2 million. Refer to Part I, Item 1 “Financial Statements — Consumer Receivables” for additional information.

Enterprise receivables, net

Enterprise receivables, net increased by $7.1 million, or 44.2%, to $23.0 million as of June 30, 2024, as compared to $16.0 million as of December 31, 2023. This increase was primarily attributable to growth in Enterprise Marketplace receivables of $5.5 million and an increase in Media Services receivables of $1.3 million.

Intangible assets, net

Intangible assets, net decreased by $8.2 million, or 4.7%, to $168.3 million as of June 30, 2024, as compared to $176.5 million as of December 31, 2023. This decrease was primarily attributable to the amortization of intangible assets of $12.1 million, which was partially offset by an increase in capitalized software of $3.9 million.

Other assets

Other assets decreased by $1.1 million, or 2.0%, to $52.5 million as of June 30, 2024, as compared to $53.6 million as of December 31, 2023. This decrease was primarily attributable to a decrease in the receivable from payment processors and a decrease in prepaid expenses, which was partially offset by an increase in operating lease right-of-use assets due to a lease of the Company’s new corporate headquarters entered into during the six months ended June 30, 2024. Refer to Part I, Item 1 “Financial Statements — Other Assets” for additional information.

Liabilities

Debt agreements

Debt agreements increased by $4.7 million, or 2.5%, to $194.4 million as of June 30, 2024, as compared to $189.8 million as of December 31, 2023. Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion of financing transactions.

Accounts payable and accrued expenses

Accounts payable and accrued expenses decreased by $3.4 million, or 6.5%, to $49.0 million as of June 30, 2024, as compared to $52.4 million as of December 31, 2023. The decrease was primarily attributable to a reduction in litigation accruals, annual bonuses and state taxes paid during the six months ending June 30, 2024, which was partially offset by increases in accounts payable for professional fees and payables owed to Channel Partners.

Warrant liability

Warrant liability activity between June 30, 2024 and December 31, 2023 was not significant. Refer to the “— Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities increased by $8.0 million, or 53.1%, to $23.1 million as of June 30, 2024, as compared to $15.1 million as of December 31, 2023. The increase was primarily driven by an increase in operating lease liabilities due to a lease of the Company’s new corporate headquarters entered into during the six months ended June 30, 2024.

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

Receivables originated on our platform, including Credit Builder Loans and Instacash advances, were primarily financed through special purpose vehicle financings from third-party institutional lenders. As of June 30, 2024, there was an outstanding principal balance of $66.5 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $64.5 million under the ROAR 2 SPV Credit Facility. For more information, see Note 7, “Debt” and Note 2, “Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility, respectively.

In the future, the majority of our receivables for our Instacash product will be financed through a forward flow financing arrangement pursuant to which we will sell a portion of our eligible Instacash receivables at a discount to third-party purchasers and receive a stable stream of servicing fee income based on net collections. For more information, see Part I, Item 1 “Financial Statements – Sale of Consumer Receivables.”

The following table presents the Company’s cash, restricted cash and receivable from payment processor as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Cash	$98,361	$92,195
Restricted cash	4,749	2,284
Receivable from payment processor	$29,502	$37,362

Cash Flows

The following table presents net change in cash and restricted cash from operating, investing and financing activities during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$47,798	$35,363	$81,437	$38,043
Net cash used in investing activities	(43,920)	(35,589)	(73,799)	(56,623)
Net cash (used in) provided by financing activities	(2,670)	(8,356)	993	(32,955)
Net change in cash and restricted cash	$1,208	$(8,582)	$8,631	$(51,535)

Operating Activities

Net cash provided by operating activities was $47.8 million for the three months ended June 30, 2024 compared to net cash provided by operating activities of $35.4 million for the three months ended June 30, 2023. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net income (loss), of approximately $21.5 million, which was partially offset by a decrease of $9.1 million related to changes in working capital.

Net cash provided by operating activities was $81.4 million for the six months ended June 30, 2024 compared to net cash provided by operating activities of $38.0 million for the six months ended June 30, 2023. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net income (loss), of approximately $42.3 million and an increase of $1.1 million related to changes in working capital.

Investing Activities

Net cash used in investing activities was $43.9 million for the three months ended June 30, 2024 compared to net cash used in investing activities of $35.6 million for the three months ended June 30, 2023. The increase in net cash used in investing activities was primarily related to increases in net finance receivable originations during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Net cash used in investing activities was $73.8 million for the six months ended June 30, 2024 compared to net cash used in investing activities of $56.6 million for the six months ended June 30, 2023. The increase in net cash used in investing activities was primarily related to increases in net finance receivable originations during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Financing Activities

Net cash used in financing activities was $2.7 million for the three months ended June 30, 2024 compared to net cash used in financing activities of $8.4 million for the three months ended June 30, 2023. The decrease in net cash used for financing activities was primarily attributable to a decrease in payments of debt principal of $5.0 million and a decrease in preferred stock settlement payments of $3.0 million, which was partially offset by an increase of $2.5 million in cash used for tax payments owed on the vesting of stock compensation during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $33.0 million for the six months ended June 30, 2023. The increase in net cash provided by financing activities was primarily attributable to a decrease in payments of debt principal of $29.0 million, an increase in proceeds from debt of $4.0 million and a decrease in preferred stock settlement payments of $3.0 million, which was partially offset by an increase of $2.2 million in cash used for tax payments owed on the vesting of stock compensation during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Financing Arrangements

Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of June 30, 2024:

	Total	Remainder of 2024	2025 – 2026	2027 – 2028	Thereafter
Monroe Term Loans	$65,000	$—	$65,000	$—	$—
ROAR 1 SPV Credit Facility	66,500	—	66,500	—	—
ROAR 2 SPV Credit Facility	64,500	—	64,500	—	—
Operating lease obligations	20,031	2,295	8,192	6,605	2,939
Vendor unconditional purchase obligations	23,296	—	14,796	8,500	—
Total	$239,327	$2,295	$218,988	$15,105	$2,939

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part I, Item 1 “Financial Statements — Debt” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At June 30, 2024, the Company did not have any material off-balance sheet arrangements.

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

The Monroe Term Loans and future funding arrangements may bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of June 30, 2024, would result in an approximately $0.7 million impact to annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that the information required for disclosure in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have determined, based on our current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described below, would not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2024, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to our business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

CFPB Litigation

On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc., ML Plus LLC and our 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, we moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, we moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. On October 9, 2023, we moved for a stay of the action pending a decision from the United States Supreme Court in CFPB v. Community Financial Services Association of America, Ltd., No. 22-448 (U.S. argued Oct. 3, 2023) (“CFSA”). On December 1, 2023, the Court issued an order granting our motion and staying the action pending the United State Supreme Court’s decision in CFSA. On May 16, 2024, the Supreme Court decided CFSA. Accordingly, our motion to dismiss is now pending with the SDNY. We continue to maintain that the CFPB’s claims are meritless and are vigorously defending against the lawsuit. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition, results of operations or cash flows.

MALKA Seller Members Litigation

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing our acquisition of MALKA. Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). We believe that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and filed counterclaims against the Seller Members, alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. Separately, on November 3, 2023, the Seller Members moved to dismiss our amended counterclaims and third-party complaint. On May 14, 2024, the SDNY denied the Seller Members’ motion to dismiss with respect to our counterclaims alleging fraud, negligent misrepresentation, breach of fiduciary duty and certain conversion and breach of contract claims. The SDNY dismissed certain of our counterclaims relating to declaratory judgment, unjust enrichment and conversion as duplicative of our fraud and misrepresentation counterclaims, as well as certain other breach of contract counterclaims. We continue to vigorously pursue our remaining counterclaims and defend against the Seller Members’ claims, which we believe are meritless. However, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition, results of operations or cash flows.

Former Series A Preferred Stockholders Litigation

On July 27, 2023, MassMutual Ventures US II LLC, Canaan X L.P., Canaan XI L.P., F-Prime Capital Partners Tech Fund LP and GreatPoint Ventures Innovation Fund II, L.P., each of which are former holders of the Company’s Series A Preferred Stock (collectively, the “Former Preferred Stockholders”), brought a civil action in the SDNY against MoneyLion Inc., our Board of Directors and certain officers asserting claims under Section 14(a) relating to the Definitive Proxy Statement we filed with the SEC on March 31, 2023 in connection with the Special Meeting of Stockholders relating to the 1-for-30 Reverse Stock Split of the Class A Common Stock effected on April 24, 2023 and related state law claims. On November 6, 2023, we filed a motion to dismiss the lawsuit in its entirety.

On May 15, 2024, the SDNY granted our motion to dismiss the Former Preferred Stockholders’ complaint in its entirety. The SDNY dismissed the Former Preferred Stockholders’ claim under Section 14(a) of the Securities Exchange Act of 1934 for failure to state a claim and declined to exercise supplemental jurisdiction over the remaining state law claims, dismissing such state law claims without prejudice. On June 14, 2024, Canaan X L.P., Canaan XI L.P., GreatPoint Ventures Innovation Fund II, L.P. filed a notice of appeal with the United States Court of Appeals for the Second Circuit. We continue to believe that the Former Preferred Stockholders’ claims are meritless and intend to vigorously defend against the appeal if any Former Preferred Stockholders decide to pursue their appeal. Nevertheless, at this time, we cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as otherwise set forth below. We may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Changes in the laws, regulations and enforcement priorities applicable to our business, including reexamination of current enforcement practices, could have a material and adverse impact on our business, financial condition, results of operations and cash flows. We may not be able to respond quickly or effectively to regulatory, legislative and other developments. In particular, the regulatory landscape regarding earned wage access products (including our Instacash advance service) is uncertain and evolving given rapid growth in the use of earned wage access products in recent years. State and federal regulators, including the California Department of Financial Protection and Innovation, may in the future launch inquiries, reviews or similar investigations or issue new, or change or interpret, regulations or rules relating to earned wage access products, which could result in additional compliance requirements and other risks relating to our current and past business activities as described herein. For instance, on July 18, 2024, the CFPB issued a proposed interpretive rule, which, if finalized in its proposed form, would characterize certain earned wage access products as consumer loans subject to the Truth in Lending Act. It is possible that we could incur additional operational costs relating to our Instacash service and that other risks described herein could be heightened if the interpretive rule becomes final. State and federal regulators could also launch inquiries, reviews or similar investigations into our Instacash product.

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

To support the origination of loans, cash advances and other receivables on our platform and the growth of our business, we must maintain a variety of funding arrangements. We cannot guarantee that we will be able to extend or replace our existing funding arrangements at maturity on reasonable terms or at all. For example, disruptions in the credit markets or other factors, such as the high inflation and interest rate environment in 2023 and to date in 2024, could adversely affect the availability, diversity, cost and terms of our funding arrangements. In addition, our funding sources may reassess their exposure to our industry or our business, including as a result of any significant underperformance of the consumer receivables facilitated through our platform or regulatory developments, in particular regarding earned wage access products, that impose significant requirements on, or increase potential risks and liabilities related to, the consumer receivables facilitated through our platform, and fail to renew or extend facilities or impose higher costs to access our funding. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, as the volume of consumer receivables facilitated through our platform increases and in order to support future business growth, we may require the expansion of our funding capacity under our existing funding arrangements or the addition of new sources of capital. We may also change our funding strategy over time depending on the attractiveness and availability of alternative funding structures. For example, we entered into a new forward flow financing arrangement on June 30, 2024 to finance the origination of Instacash advances, as described further under Part I, Item 1 “Financial Statements – Sale of Consumer Receivables.” The availability and diversity of new funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control. In the event of a sudden or unexpected shortage of funds in the financial system, we may not be able to maintain necessary levels of funding without incurring high funding costs or a reduction in the term or size of funding instruments. In such a case, if we are unable to arrange new or alternative methods of financing on favorable terms, we would have to reduce our transaction volume or otherwise inhibit our business growth, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of the loans prior to their scheduled maturity. Certain of these covenants and restrictions limit our and our subsidiaries’ ability to, among other things: incur additional indebtedness; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; purchase or otherwise acquire assets or equity interests; modify organizational documents; enter into certain transactions with their affiliates; enter into restrictive agreements; engage in other business activities; and make investments. The Monroe Credit Agreement also contains certain financial covenants with respect to minimum adjusted revenue, EBITDA, liquidity and unrestricted cash (each as defined therein).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 20, 2024, the officer set forth below adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading arrangement was entered into in writing during an open trading window under our Insider Trading Policy, has a trading period of at least one year, and is subject to a mandatory cooling off period as required by Rule 10b5-1. Shares in the Rule 10b5-1 trading arrangement underlying restricted stock units (“RSUs”) and performance share units (“PSUs”) may only be sold following satisfaction of the applicable time-based and performance-based vesting requirements. In addition, due to limit price requirements and timing conditions in certain of the Rule 10b5-1 trading arrangements, it is not yet determinable how many shares of Class A Common Stock will actually be sold under such Rule 10b5-1 trading arrangement prior to its expiration date, as indicated below.

On May 24, 2024, Adam VanWagner, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to:

(i) 5,702 shares of Class A Common Stock; and

(ii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 27,853 RSUs and, subject to the achievement of the applicable performance goals within a range of 80% to 120% of the awarded PSUs with respect to PSUs which have not yet been earned, 21,954 PSUs.

This Rule 10b5-1 trading arrangement is scheduled to expire on September 30, 2025.

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

10.1*†

Amendment No. 3 to Credit Agreement, dated as of June 30, 2024, by and among MoneyLion Technologies Inc., as borrower, the various financial institutions party thereto, as lenders, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders.

10.2*†

Master Receivables Purchase Agreement, dated as of June 30, 2024, by and among ML Plus LLC, as seller, Sound Point Capital Management LP, as purchaser agent, and SP Main Street Funding I LLC and each additional purchaser from time to time party thereto, as purchasers.

10.3*†

Servicing Agreement, dated as of June 30, 2024, by and among MoneyLion Technologies Inc., as servicer, Sound Point Capital Management LP, as purchaser agent, and SP Main Street Funding I LLC and each additional purchaser from time to time party thereto, as purchasers.

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

MONEYLION INC.

Date: August 6, 2024	By:	/s/ Richard Correia
Richard Correia President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 6, 2024	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)