Form 10-Q
period 2024-09-30
MONEYLION INC.
filed 2024-11-07
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39346

MoneyLion Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0849243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

249 West 17th Street, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 300-9865

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ML	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for 1/30th of one share of Class A common stock	ML WS	The New York Stock Exchange

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

There were 11,101,233 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of October 31, 2024.

MoneyLion Inc.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Cash	$111,944	$92,195
Restricted cash, including amounts held by variable interest entities (VIEs) of $1,217 and $128	4,415	2,284
Consumer receivables	218,642	208,167
Allowance for credit losses on consumer receivables	(33,511)	(35,329)
Consumer receivables, net, including amounts held by VIEs of $160,037 and $131,283	185,131	172,838
Consumer receivables held for sale	4,401	—
Enterprise receivables, net	24,279	15,978
Property and equipment, net	1,906	1,864
Intangible assets, net	165,380	176,541
Other assets	33,260	53,559
Total assets	$530,716	$515,259
Liabilities and Stockholders' Equity
Liabilities:
Secured loans, net	$64,497	$64,334
Accounts payable and accrued liabilities	53,529	52,396
Warrant liability	405	810
Other debt, net, including amounts held by VIEs of $106,588 and $125,419	106,588	125,419
Other liabilities	23,225	15,077
Total liabilities	248,244	258,036
Commitments and contingencies (Note 15)
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 66,666,666 shares authorized as of September 30, 2024 and December 31, 2023, 11,162,735 and 11,105,735 issued and outstanding, respectively, as of September 30, 2024 and 10,444,627 and 10,412,294 issued and outstanding, respectively, as of December 31, 2023	1	1
Additional paid-in capital	988,446	969,641
Accumulated deficit	(695,299)	(702,719)
Treasury stock at cost, 56,738 and 32,333 shares as of September 30, 2024 and December 31, 2023, respectively	(10,676)	(9,700)
Total stockholders' equity	282,472	257,223
Total liabilities and stockholders' equity	$530,716	$515,259

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Service and subscription revenue	$132,098	$107,000	$378,061	$300,978
Net interest income on loan receivables	3,368	3,258	9,257	9,490
Total revenue, net	135,466	110,258	387,318	310,468
Operating expenses
Provision for credit losses on consumer receivables	26,833	25,121	80,494	67,194
Loss on sale of consumer receivables	3,510	—	3,510	—
Compensation and benefits	25,820	23,511	75,458	70,491
Marketing	10,591	7,029	31,987	19,970
Direct costs	38,349	32,813	104,187	94,845
Professional services	10,820	4,968	27,593	14,485
Technology-related costs	7,323	5,891	20,421	17,540
Other operating expenses	8,217	9,824	22,875	30,038
Total operating expenses	131,463	109,157	366,525	314,563
Net income (loss) before other (expense) income and income taxes	4,003	1,101	20,793	(4,095)
Interest expense	(6,504)	(7,088)	(20,035)	(21,929)
Change in fair value of warrant liability	405	(81)	405	(68)
Change in fair value of contingent consideration from mergers and acquisitions	—	—	—	6,613
Goodwill impairment loss	—	—	—	(26,721)
Other income	2,613	2,358	7,353	5,264
Net income (loss) before income taxes	517	(3,710)	8,516	(40,936)
Income tax expense	3,309	400	1,096	114
Net (loss) income	(2,792)	(4,110)	7,420	(41,050)
Reversal of previously accrued dividends on preferred stock	—	—	—	690
Net (loss) income attributable to common shareholders	$(2,792)	$(4,110)	$7,420	$(40,360)

Net (loss) income per share, basic	$(0.25)	$(0.40)	$0.69	$(4.30)
Net (loss) income per share, diluted	$(0.25)	$(0.40)	$0.62	$(4.30)
Weighted average shares used in computing net (loss) income per share, basic	11,089,933	10,221,956	10,827,363	9,375,221
Weighted average shares used in computing net (loss) income per share, diluted	11,089,933	10,221,956	11,974,447	9,375,221

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

						Total
	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at July 1, 2024	10,945,658	$1	$980,662	$(692,507)	$(9,700)	$278,456
Stock-based compensation	—	—	7,282	—	—	7,282
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	184,744	—	358	—	—	358
Repurchases of Class A Common Stock	(24,405)	—	—	—	(976)	(976)
Other	—	—	144	—	—	144
Net loss	—	—	—	(2,792)	—	(2,792)
Balances at September 30, 2024	11,105,997	$1	$988,446	$(695,299)	$(10,676)	$282,472

						Total
	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at January 1, 2024	10,412,294	$1	$969,641	$(702,719)	$(9,700)	$257,223
Stock-based compensation	—	—	21,310	—	—	21,310
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	718,108	—	(2,649)	—	—	(2,649)
Repurchases of Class A Common Stock	(24,405)	—	—	—	(976)	(976)
Other	—	—	144	—	—	144
Net income	—	—	—	7,420	—	7,420
Balances at September 30, 2024	11,105,997	$1	$988,446	$(695,299)	$(10,676)	$282,472

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

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,792)	$(4,110)	$7,420	$(41,050)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for losses on receivables	26,833	25,121	80,494	67,194
Loss on sale of consumer receivables	3,271	—	3,271	—
Depreciation and amortization expense	6,509	6,106	19,052	18,403
Change in deferred fees and costs, net	314	380	992	1,778
Change in fair value of warrants	(405)	81	(405)	68
Change in fair value of contingent consideration from mergers and acquisitions	—	—	—	(6,613)
Loss (gain) on foreign currency translation	497	—	444	(178)
Goodwill impairment loss	—	—	—	26,721
Stock compensation expense	7,282	5,702	21,310	16,657
Deferred income taxes	(131)	(17)	340	(510)
Changes in assets and liabilities:
Accrued interest receivable	(112)	(166)	(188)	(404)
Enterprise receivables, net	(1,234)	2,144	(8,301)	(278)
Other assets	15,985	(733)	17,738	3,627
Accounts payable and accrued liabilities	4,048	2,771	689	(5,878)
Other liabilities	277	(1,207)	(1,077)	(5,422)
Net cash provided by operating activities	60,342	36,072	141,779	74,115
Cash flows from investing activities:
Net originations and collections of finance receivables	(11,745)	(26,448)	(81,143)	(79,280)
Originations of finance receivables held for sale	(46,681)	—	(46,681)	—
Proceeds from the sale of consumer receivables	39,009	—	39,009	—
Purchase of property and equipment and software development	(3,388)	(1,527)	(7,789)	(4,202)
Settlement of contingent consideration related to mergers and acquisitions	—	—	—	(1,116)
Net cash used in investing activities	(22,805)	(27,975)	(96,604)	(84,598)
Cash flows from financing activities:
Net repayments to special purpose vehicle credit facilities	(23,600)	—	(19,600)	(24,000)
Repayments to secured/senior lenders	—	(10,000)	—	(15,000)
Repurchases of Class A Common Stock	(976)	—	(976)	—
Payment of deferred financing costs	(70)	—	(70)	(132)
Payments related to the automatic conversion of redeemable convertible preferred stock (Series A) in lieu of fractional shares of common stock and dividends on preferred stock	—	—	—	(3,007)
Proceeds (payments) related to issuance of common stock related to exercise of stock options and warrants, net of tax withholdings related to vesting of stock-based compensation	358	723	(2,649)	(59)
Other	—	22	—	(12)
Net cash used in financing activities	(24,288)	(9,255)	(23,295)	(42,210)
Net change in cash and restricted cash	13,249	(1,158)	21,880	(52,693)
Cash and restricted cash, beginning of period	103,110	102,174	94,479	153,709
Cash and restricted cash, end of period	$116,359	$101,016	$116,359	$101,016

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,310	$6,738	$19,158	$21,246

Supplemental disclosure of non-cash investing and financing activities:
Voluntary conversion of preferred stock to common stock	$—	$—	$—	$45
Automatic conversion of redeemable convertible preferred stock (Series A) to common stock	$—	$—	$—	$174,849
Reversal of previously accrued dividends on preferred stock	$—	$—	$—	$690
Issuance of common stock to settle accrued dividends on preferred stock and Preferred Stock Equivalents	$—	$—	$—	$3,280
Equity issued as consideration for mergers and acquisitions	$—	$—	$—	$1,864
Equity issued as settlement of contingent consideration related to Malka Acquisition	$—	$—	$—	$1,914
Equity issued as settlement of contingent consideration related to Engine Acquisition	$—	$—	$—	$1,440
Lease liabilities incurred in exchange for operating right-of-use assets	$—	$—	$8,885	$—

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

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive income (loss); therefore, there is no difference between net (loss) income and comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023.

Reclassification—Disaggregation of consumer revenue relative to previous filings has been implemented in Note 2, “Summary of Significant Accounting Policies” to provide more transparency for users of the consolidated financial statements. The reclassifications had no impact on previously reported total assets, total liabilities, total revenue, net or net (loss) income. There was no impact on the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows or consolidated statements of redeemable convertible preferred stock and stockholders’ equity.

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

Revenue Recognition and Related Receivables—The following table summarizes revenue by type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consumer revenue
Banking revenue	$78,604	$58,863	$233,928	$169,686
Membership subscription revenue	8,016	8,743	26,879	26,120
Net interest income on finance receivables	3,368	3,258	9,257	9,490
Other consumer revenue	207	235	673	741
Total consumer revenue	90,195	71,099	270,737	206,037
Enterprise service revenue	45,271	39,159	116,581	104,431
Total revenue, net	$135,466	$110,258	$387,318	$310,468

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

The Company had no assets measured at fair value on a recurring or non-recurring basis as of September 30, 2024 or December 31, 2023 except for consumer receivables held for sale (Level 2) which were measured at fair value on a recurring basis based on prices in markets that are not active for similar assets as of September 30, 2024 and are further described in Note 4, "Sale of Consumer Receivables." The Private Placement Warrants (as defined herein) were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and are further described in Note 13, “Stock Warrants.” The Company had no liabilities measured at fair value on a non-recurring basis as of September 30, 2024 or December 31, 2023. There have been no transfers between levels during the nine months ended September 30, 2024 and 2023.

The Company also has financial instruments which are not measured at fair value. The Company has evaluated cash (Level 1), restricted cash (Level 1) and consumer receivables, net (Level 3) and believes the carrying value approximates the fair value due to the short-term nature of these balances. The carrying value of the secured loans approximates their fair value based on the relatively short duration these instruments have been outstanding and the secured loans' variable interest rate based on market rates. The carrying value of other debt approximates its fair value based on the relatively short duration these instruments have been outstanding and availability of alternative financing sources at similar interest rates with the same terms. The fair value of secured loans and other debt is based on Level 2 fair value measurements.

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

The Company’s policy is to suspend recognition of interest income on secured personal loans and place the secured personal loan on nonaccrual status when the account is more than 60 days past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account is less than 90 days contractually past due. The Company has elected to not measure an allowance for losses on accrued interest receivable. Any accrued interest receivable that becomes 90 days past due on a contractual basis is charged-off by reversing net interest income on loan receivables. Net charge-offs of accrued interest income were $260 and $396 for the three months ended September 30, 2024 and 2023 and $769 and $1,069 for the nine months ended September 30, 2024 and 2023.

Fees receivable represent the amounts due to the Company for tips and instant transfer fees related to the Instacash earned wage access product. Subscription receivables represent the amounts billed to customers for subscription services.

The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or Instacash advance terms though no direct correlation between charge-off rates and these factors has been identified in the Company's analysis. When assessing provision for losses on consumer receivables, the Company takes into account the composition and delinquency status of the outstanding consumer receivables and the related forecasted principal loss rates based on recent historical experience. Recent historical loss rates are updated on a quarterly basis. Charge-offs of consumer receivable balances occur after becoming 90 days past contractually due unless specific circumstances are identified on an individual or group of receivables that indicate charge-off is not appropriate. The level of exceptions to charge-offs occurring once 90 days past due is not material. Consumer receivable charge-offs typically occur within one year of origination. The tables below show consumer receivables balances as of September 30, 2024 and December 31, 2023 and the consumer receivables activity, charge-off rates and aging by product for the three and nine months ended September 30, 2024 and 2023.

Consumer receivables consisted of the following:

	September 30,	December 31,
	2024	2023
Loan receivables	$84,002	$66,815
Instacash receivables	114,457	120,336
Finance receivables	198,459	187,151
Fees receivable	15,300	16,137
Subscription receivables	3,297	3,491
Deferred loan origination costs	96	86
Accrued interest receivable	1,490	1,302
Consumer receivables, before allowance for credit losses	$218,642	$208,167

Changes in the allowance for losses on loan receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$4,521	$6,249	$5,761	$5,784
Provision for credit losses on receivables	995	3,205	2,395	6,808
Loan receivables charged off	(1,454)	(3,660)	(5,176)	(10,417)
Recoveries	420	808	1,502	4,427
Ending balance	$4,482	$6,602	$4,482	$6,602

Changes in the allowance for losses on Instacash receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$31,497	$22,311	$25,992	$23,240
Provision for credit losses on receivables	21,012	17,846	65,349	46,348
Instacash receivables charged off	(32,912)	(23,217)	(82,162)	(62,815)
Recoveries	5,583	4,820	16,001	14,987
Ending balance	$25,180	$21,760	$25,180	$21,760

Changes in the allowance for losses on fees receivable were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$3,111	$2,100	$2,552	$908
Provision for credit losses on receivables	4,444	2,628	9,970	10,671
Fees receivable charged off	(5,144)	(2,957)	(11,477)	(11,082)
Recoveries	733	627	2,099	1,901
Ending balance	$3,144	$2,398	$3,144	$2,398

Changes in the allowance for losses on subscription receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,394	$1,095	$1,024	$1,292
Provision for credit losses on receivables	382	1,442	2,780	3,367
Subscription receivables charged off	(1,401)	(1,452)	(4,478)	(4,173)
Recoveries	330	228	1,379	827
Ending balance	$705	$1,313	$705	$1,313

The following is an assessment of the repayment performance of loan receivables as of September 30, 2024 and December 31, 2023 and presents the contractual delinquency of the loan receivables portfolio:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$71,373	85.0%	$58,980	88.2%

Delinquency:
31 to 60 days	7,637	9.1%	4,451	6.7%
61 to 90 days	4,992	5.9%	3,384	5.1%
Total delinquency	12,629	15.0%	7,835	11.8%
Loan receivables before allowance for credit losses	$84,002	100.0%	$66,815	100.0%

Loan receivables that are 61 to 90 days contractually past due are placed on non-accrual status.

The following is an assessment of the repayment performance of Instacash receivables as of September 30, 2024 and December 31, 2023 and presents the contractual delinquency of the Instacash receivables portfolio:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$91,313	79.8%	$104,541	86.9%

Delinquency:
31 to 60 days	12,795	11.2%	8,829	7.3%
61 to 90 days	10,349	9.0%	6,966	5.8%
Total delinquency	23,144	20.2%	15,795	13.1%
Instacash receivables before allowance for credit losses	$114,457	100.0%	$120,336	100.0%

The following is an assessment of the repayment performance of fees receivable as of September 30, 2024 and December 31, 2023 and presents the contractual delinquency of the fees receivable portfolio:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$12,392	81.0%	$13,971	86.6%

Delinquency:
31 to 60 days	1,619	10.6%	1,197	7.4%
61 to 90 days	1,289	8.4%	969	6.0%
Total delinquency	2,908	19.0%	2,166	13.4%
Fees receivable before allowance for credit losses	$15,300	100.0%	$16,137	100.0%

The following is an assessment of the repayment performance of subscription receivables as of September 30, 2024 and December 31, 2023 and presents the contractual delinquency of the subscription receivables portfolio:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$2,463	74.7%	$2,786	79.8%

Delinquency:
31 to 60 days	476	14.4%	407	11.7%
61 to 90 days	358	10.9%	298	8.5%
Total delinquency	834	25.3%	705	20.2%
Subscription receivables before allowance for credit losses	$3,297	100.0%	$3,491	100.0%

4. SALE OF CONSUMER RECEIVABLES

On June 30, 2024 (the “Closing Date”), ML Plus LLC, an indirect, wholly-owned subsidiary of the Company (the “Seller”), entered into a Master Receivables Purchase Agreement (the “Purchase Agreement”) with Sound Point Capital Management LP, as purchaser agent (“Sound Point”), and SP Main Street Funding I LLC and each additional purchaser from time to time party thereto, as purchasers (the “Purchasers”). The Purchase Agreement provides for the purchase, subject to certain conditions precedent, by the Purchasers from time to time during the term of the Purchase Agreement, on a committed basis, of a majority of the Company’s eligible Instacash receivables, subject to certain concentration limits, up to an aggregate facility limit of $175,000, which amount may be increased by up to $75,000. The obligations of the Seller under the Purchase Agreement will be guaranteed by MoneyLion Technologies Inc., a direct, wholly-owned subsidiary of the Company. The Purchase Agreement terminates on the two-year anniversary of the Closing Date and may be extended for an additional one-year period upon mutual agreement of the Seller and Sound Point.

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

The Seller will pay the Purchasers a non-refundable fee, payable monthly, in an amount equal to 2.00% per annum times the daily average available facility limit, subject to a maximum aggregate amount of $1,750. The expense related to the fee is presented within loss on sale of consumer receivables in the consolidated statements of operations.

The sales of eligible Instacash receivables are accounted for as a sale based on the Company’s determination that these receivables met all the necessary criteria for such accounting, including legal isolation for transferred assets, lack of constraint on the transferee to pledge or exchange the transferred assets that provides a benefit to the Company and the transfer of control. Therefore, the Company no longer records these receivables on the consolidated financial statements. The Company also concluded that continuing involvement in the arrangement does not invalidate this determination. The Company retains the servicing rights for all Instacash receivables sold and receives a market-based service fee for servicing the assets sold.

During the three and nine months ended September 30, 2024, the Company sold $41,949 of Instacash receivables under the Purchase Agreement and had $175,000 of unused capacity as of September 30, 2024.

Consumer receivables held for sale as of September 30, 2024 represent Instacash receivables that the Company originated and intends to sell under the Purchase Agreement. Consumer receivables held for sale are recorded at the lower of cost or fair value. If recorded at fair value, the difference between cost and fair value of consumer receivables held for sale is recorded as a component of loss on sale of consumer receivables in the consolidated statements of operations. If the Company no longer has the intent to sell consumer receivables held for sale, such receivables would be reclassified to Consumer receivables, net. When a consumer receivable is reclassified to held for investment, any amounts previously recorded in order to measure the consumer receivable at the lower of cost or fair value are reversed on the consolidated statements of operations and the consumer receivable is recorded consistent with Instacash originated as held for investment.

Servicing revenue is recognized as Instacash receivables are collected on behalf of the purchaser. Servicing revenue for the three and nine months ended September 30, 2024 was $335 and is presented within service and subscription revenue in the consolidated statements of operations.

As of September 30, 2024, the Company was responsible for servicing $19,643 of Instacash receivables sold and outstanding under the Purchase Agreement. The following is an assessment of the repayment performance of Instacash receivables sold and outstanding as of September 30, 2024 and presents the contractual delinquency of the Instacash receivables sold and outstanding:

	September 30, 2024
	Amount	Percent
Current	$19,632	99.9%

Delinquency:
31 to 60 days	11	0.1%
61 to 90 days	—	0.0%
Total delinquency	11	0.1%
Instacash receivables sold and outstanding	$19,643	100.0%

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Leasehold improvements	$1,990	$1,932
Furniture and fixtures	295	361
Computers and equipment	2,967	2,551
	5,252	4,844
Less: accumulated depreciation	(3,346)	(2,980)
Property and equipment, net	$1,906	$1,864

Total depreciation expense related to property and equipment was $221 and $225 for the three months ended September 30, 2024 and 2023, respectively, and $612 and $812 for the nine months ended September 30, 2024 and 2023, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

		September 30,	December 31,
	Useful Life	2024	2023
Proprietary technology and capitalized internal-use software	3 - 7 years	$50,160	$43,105
Work in process		1,882	1,695
Customer relationships	10 - 15 years	160,500	160,500
Trade names	9 - 15 years	15,960	15,960
Less: accumulated amortization		(63,122)	(44,719)
Intangible assets, net		$165,380	$176,541

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internal-use software were $1,822 and $1,454 for the three months ended September 30, 2024 and 2023, respectively, and were $5,734 and $4,305 during the nine months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024 and 2023, total amortization expense was $6,288 and $5,881, respectively. For the nine months ended September 30, 2024 and 2023, total amortization expense was $18,440 and $17,591, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at September 30, 2024 for the years ending:

Remainder of 2024	$6,319
2025	25,275
2026	25,275
2027	24,703
2028	22,394
Thereafter	59,532
$163,498

7. OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2024	2023
Receivable from payment processors	$12,499	$37,362
Prepaid expenses	4,861	5,987
Operating lease right-of-use assets	12,670	6,159
Other	3,230	4,051
Total other assets	$33,260	$53,559

8. DEBT

The Company’s debt as of September 30, 2024 and December 31, 2023 is presented below:

	September 30,	December 31,
	2024	2023
Monroe Term Loans	$65,000	$65,000
Unamortized discounts and debt issuance costs	(503)	(666)
Total secured loans, net	$64,497	$64,334

ROAR 1 SPV Credit Facility	$42,900	$64,500
ROAR 2 SPV Credit Facility	64,500	62,500
Unamortized discounts and debt issuance costs	(812)	(1,581)
Total other debt, net	$106,588	$125,419

For more information regarding debt instruments outstanding as of December 31, 2023, see Note 7, “Debt” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Monroe Term Loans—The Monroe Term Loans (as defined below) are comprised of term loans with a principal balance of $65.0 million (the “Term A-1 Loans”) and term loans that were fully repaid during 2023 (the “Term A-2 Loans” and together with the Term A-1 Loans, the “Monroe Term Loans”). The interest rate as of September 30, 2024 on the Term A-1 Loans was 12.25%.

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

9. LEASES

The Company is party to operating leases for all of its offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $1,315 and $1,092 for the three months ended September 30, 2024 and 2023, respectively, and $3,702 and $2,673 for the nine months ended September 30, 2024 and 2023, respectively. Short-term lease expense and variable lease expense were not material for the three and nine months ended September 30, 2024 and 2023. Net rental income from subleases of $174 and $506 was recorded in other income for the three and nine months ended September 30, 2024 and was not material for the three and nine months ended September 30, 2023.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

September 30, 2024
Remainder of 2024	$1,346
2025	4,723
2026	3,486
2027	3,334
2028	3,271
Thereafter	2,939
Total lease payments	19,099
Less: imputed interest	4,857
Lease liabilities	$14,242
Weighted-average remaining lease term (years)	4.6
Weighted-average discount rate	13.4%

10. INCOME TAXES

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the interim period. The effective tax rate for the nine months ended September 30, 2024 was 12.9% and -0.3% for the nine months ended September 30, 2023. The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to the change in the valuation allowance, an increase in nondeductible compensation and certain discrete items related to stock-based compensation.

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

On August 26, 2024, the Company announced that its Board of Directors approved a share repurchase program with authorization to purchase up to $20,000 of the Company’s outstanding Class A common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase from time to time shares of Class A common stock for cash through any manner, including open market transactions (including pursuant to broker plans in accordance with Rule 10b5-1 and Rule 10b-18), privately negotiated transactions with third parties or accelerated share repurchase amounts, and in such amounts as the Company deems appropriate, subject to legal requirements and other corporate considerations. The volume and timing of any repurchases will be subject to general market conditions, as well as the Company’s management of capital, other investment opportunities and other factors. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or number of shares, has no fixed expiration date and may be modified, suspended or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2024, the Company repurchased 24,405 shares of its common stock for $976.

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

Stock-based compensation of $7,282 and $5,702 was recognized during the three months ended September 30, 2024 and 2023, respectively, and stock-based compensation of $21,310 and $16,657 was recognized during the nine months ended September 30, 2024 and 2023, respectively.

The number of units awarded under the Incentive Plan are generally based on a weighted average of the Class A Common Stock in the days leading up to the grant. Fair values for restricted stock units (“RSUs”) and performance stock units (“PSUs”) based on the Company’s operating performance are valued based on the price of the Class A Common Stock at the time of grant. Fair values for options are calculated using a Black-Scholes option pricing model and PSUs with market conditions are fair valued using a Monte Carlo simulation model. The following table represents activity within the Incentive Plan for the nine months ended September 30, 2024:

Type	Vesting Conditions	Units Granted	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	425,120	$54.54	n/a
Performance Stock Unit	Service and performance-based	95,090	$54.06	n/a

The following table represents outstanding equity awards as of September 30, 2024:

Type	Vesting Conditions	Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Strike Price
Restricted Stock Unit	Service-based	843,631	$40.82	n/a
Performance Stock Unit	Service and performance-based	199,394	$36.68	n/a
Performance Stock Unit	Service and market-based	223,894	$14.08	n/a
Options	Service-based	511,014	$21.00	$32.48

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

The Private Placement Warrants are valued based on the per warrant price of the Public Warrants, subject to adjustments to account for differences in contractual terms between the Private Placement Warrants and the Public Warrants. The per warrant price of the Public Warrants as of September 30, 2024 was $0.05.

The following table presents the changes in the liability related to the Private Placement Warrants:

Private Placement
Warrants
Warrants payable balance, December 31, 2023	$810
Mark-to-market adjustment	(405)
Warrants payable balance, September 30, 2024	$405

For more information regarding the Public Warrants and Private Placement Warrants, see Note 12, “Stock Warrants” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

14. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net (loss) income per share of Class A Common Stock for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(2,792)	$(4,110)	$7,420	$(41,050)
Reversal of previously accrued dividends on preferred stock	—	—	—	690
Net (loss) income attributable to common shareholders	$(2,792)	$(4,110)	$7,420	$(40,360)

Denominator:
Weighted-average common shares outstanding - basic	11,089,933	10,221,956	10,827,363	9,375,221
Plus: dilutive effect of common stock equivalents	—	—	1,147,084	—
Weighted-average common shares outstanding - diluted	11,089,933	10,221,956	11,974,447	9,375,221
Net (loss) income per share attributable to common stockholders - basic	$(0.25)	$(0.40)	$0.69	$(4.30)
Net (loss) income per share attributable to common stockholders - diluted	$(0.25)	$(0.40)	$0.62	$(4.30)

For the nine months ended September 30, 2024, 233,420 options to purchase Class A Common Stock and other rights to acquire Class A Common Stock were outstanding and anti-dilutive and, therefore, are excluded from the computation of diluted net income per share attributable to common stockholders. In addition, 85,090 PSUs are excluded from the computation of diluted net income per share attributable to common stockholders as the contingency has not yet been satisfied for the nine months ended September 30, 2024. All Public Warrants and Private Placement Warrants to purchase Class A Common Stock and rights to receive Earnout Shares (as defined below) are excluded from the computation of diluted net income per share attributable to common stockholders as the relevant purchase price and milestones, respectively, were above the average price of the Class A Common Stock during the nine months ended September 30, 2024.

For the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Company’s potentially dilutive securities, which include stock options, RSUs, PSUs, preferred stock, the rights to receive Earnout Shares (as defined below) and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same for the three months ended September 30, 2024 and the three and nine months ended September 30, 2023.

The following potential shares of Class A Common Stock have been excluded from the computation of diluted net (loss) income per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants to purchase common stock	853,330	853,330	853,330	853,330
PSUs, RSUs and options to purchase common stock	1,777,933	2,319,858	318,510	2,319,858
Right to receive Earnout Shares	583,333	583,333	583,333	583,333
Total common stock equivalents	3,214,596	3,756,521	1,755,173	3,756,521

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

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of September 30, 2024, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

As previously reported, on July 27, 2023, MassMutual Ventures US II LLC, Canaan X L.P., Canaan XI L.P., F-Prime Capital Partners Tech Fund LP and GreatPoint Ventures Innovation Fund II, L.P., each of which are former holders of the Company’s Series A Preferred Stock (collectively, the “Former Preferred Stockholders”), brought a civil action in the SDNY against MoneyLion Inc., the Company’s Board of Directors and certain officers asserting claims under Section 14(a) relating to the Definitive Proxy Statement we filed with the SEC on March 31, 2023 in connection with the Special Meeting of Stockholders relating to the 1-for-30 Reverse Stock Split of the Class A Common Stock effected on April 24, 2023 and related state law claims. On May 15, 2024, the SDNY granted the Company’s motion to dismiss the Former Preferred Stockholders’ complaint in its entirety. On June 14, 2024, Canaan X L.P., Canaan XI L.P. and GreatPoint Ventures Innovation Fund II, L.P. filed a notice of appeal with the United States Court of Appeals for the Second Circuit. On August 13, 2024, the parties filed a joint stipulation of voluntary dismissal, which resulted in the matter being withdrawn with prejudice. The Company believes the lawsuit is now fully resolved.

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

The $6,433 decline in fair value of the Earnout and the Preferred Stock Equivalents for the nine months ended September 30, 2023 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

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

The unsettled restricted shares payable relating to the MALKA Acquisition earnout and the related make-whole were settled during the first quarter of 2023. The $180 decline in fair value for the nine months ended September 30, 2023 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 7, 2024, the date on which these consolidated financial statements were available to be issued, and concluded that the following subsequent events were required to be disclosed:

In October 2024, the Company paid down the outstanding balance of the ROAR 1 SPV Credit Facility and terminated the facility.

In November 2024, the Company entered into the Third Amendment to Credit Agreement related to the ROAR 2 SPV Credit Facility (the “Third Amendment”). The Third Amendment extended the maturity date of the ROAR 2 SPV Credit Facility by an additional six months to June 2026.

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

We have purposefully built our platform to help consumers navigate all of their financial inflection points, combining our deep first-party product expertise, engaging content, marketplaces, innovative technology, data and AI capabilities to create the ultimate marketplace solution. As of September 30, 2024, we had 18.7 million Total Customers who used 30.7 million Total Products and over 1,200 Enterprise Partners in our network. We strategically employ comprehensive, data-driven analytics and cutting-edge technology to enhance our platform, creating personalized experiences for our users based on our rich datasets. Utilizing innovative approaches to financial guidance that engage and educate our users within a peer community, we seek to empower consumers to take control of their financial lives.

In our Consumer business, we primarily earn revenue as follows:

•
RoarMoney Banking: We earn revenue from interchange fees from payment networks based on customer expenditures on the debit card, as well as transaction volume-based incentive payments from the payment network. We also earn revenue from cardholder fees charged to our customers, such as an out-of-network ATM fee, a foreign transaction fee and instant transfer fees. Interchange fees, payment network payments and cardholder fees are reflected in banking revenue. As of November 1, 2024, we no longer charge a $1 monthly administrative fee on each RoarMoney account.

•
Instacash: We earn revenue from optional tips and instant transfer fees, both reflected in banking revenue.

•
Membership Programs: We earn revenue from the monthly subscription fee paid by our customers, which is reflected in membership subscription revenue. Membership programs also provide customers access to Credit Builder Loans from which we earn revenue from interest income, which is reflected in net interest income on finance receivables.

•
MoneyLion Investing: We earn revenue from the monthly administration fee paid by our customers, which is reflected in other consumer revenue.

•
MoneyLion Crypto: We earn revenue from Zero Hash, which is reflected in other consumer revenue. Zero Hash pays us a share of the fees that they earn from our customers in exchange for us enabling Zero Hash to affect digital currency-related transactions for our customers. Strategically, we intend to wind down MoneyLion Crypto by the end of 2024 and expect to replace the offering with access to third-party cryptocurrency providers through our Consumer Marketplace.

In our Enterprise business, we primarily earn revenue, reflected in enterprise service revenue, as follows:

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

•
Finance Receivable Servicing: We service Instacash receivables purchased from us in accordance with agreed upon servicing guidelines, collect and remit collections therefrom and provide certain reporting and other information relating to our servicing duties. We receive a fixed percentage of net collections.

Recent Developments

In October 2024, we paid down the outstanding balance of the ROAR 1 SPV Credit Facility and terminated the facility.

In November 2024, we entered into the Third Amendment to Credit Agreement related to the ROAR 2 SPV Credit Facility (the “Third Amendment”). The Third Amendment extended the maturity date of the ROAR 2 SPV Credit Facility by an additional six months to June 2026.

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

Access and Cost of Financing; Forward Flow Arrangement

Our credit products and Instacash product are financed by special purpose vehicle financings from third-party institutional lenders and, with respect to Instacash, a forward flow financing arrangement pursuant to which we sell a portion of our eligible Instacash receivables to third-party purchasers (the “Purchase Agreement”) and receive a stable stream of servicing fee income, as described further under Part I, Item 1 “Financial Statements – Sale of Consumer Receivables.” The loss of one or more of the financing sources we have for our credit products and Instacash product could have an adverse impact on our performance, and it could be costly to obtain new financing. In addition, the initial price at which we sell Instacash receivables under the Purchase Agreement is based on the average loss rate at 360 days past the repayment date of the three most recent matured monthly cohorts and is subject to adjustment for future monthly cohorts based on the performance of monthly cohorts at specified intervals past the repayment date compared to the expected loss rates of the reference matured monthly cohorts established at sale and a discount percentage. As a result, the loss on sale of the Instacash receivables sold under the Purchase Agreement is variable depending on the performance of the previously sold Instacash receivables.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace credit offer. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 18.7 million and 12.1 million as of September 30, 2024 and 2023, respectively.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, cryptocurrency account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace credit offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or Instacash advances or opened multiple products through our marketplace, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 30.7 million and 20.3 million as of September 30, 2024 and 2023, respectively.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. Enterprise Partners were 1,271, comprising 622 Product Partners and 649 Channel Partners, and 1,126, comprising 508 Product Partners and 618 Channel Partners, as of September 30, 2024 and 2023, respectively.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending product and Instacash earned wage access product and is a significant driver of net interest income on finance receivables and banking revenue. Total Originations were $776 million and $564 million for the three months ended September 30, 2024 and 2023, respectively, and $2,264 million and $1,619 million for the nine months ended September 30, 2024 and 2023, respectively. All originations were originated directly by MoneyLion.

Adjusted EBITDA (Non-GAAP Measure)

Management believes Adjusted EBITDA, a non-U.S. GAAP measure, provides relevant and useful information to investors regarding the performance of the company. Refer to the “— Non-GAAP Measures” section below for further discussion of Adjusted EBITDA.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

The following table is reference for the discussion that follows.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except for percentages)
Consumer revenue
Banking revenue	$78,604	$58,863	$19,741	33.5%	$233,928	$169,686	$64,242	37.9%
Membership subscription revenue	8,016	8,743	(727)	-8.3%	26,879	26,120	759	2.9%
Net interest income on finance receivables	3,368	3,258	110	3.4%	9,257	9,490	(233)	-2.5%
Other consumer revenue	207	235	(28)	-11.9%	673	741	(68)	-9.2%
Total consumer revenue	90,195	71,099	19,096	26.9%	270,737	206,037	64,700	31.4%
Enterprise service revenue	45,271	39,159	6,112	15.6%	116,581	104,431	12,150	11.6%
Total revenue, net	$135,466	$110,258	$25,208	22.9%	$387,318	$310,468	$76,850	24.8%

We generate revenue primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Banking revenue

Banking revenue is generated by fees and payments relating to our RoarMoney Banking product and fees and tips relating to our Instacash product.

Banking revenue increased by $19.7 million, or 33.5%, to $78.6 million for the three months ended September 30, 2024, as compared to $58.9 million for the same period in 2023. The increase in banking revenue was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $20.3 million due to the growth of Instacash advances across both existing and new customers, which was partially offset by a $0.3 million decrease in revenue from a transaction volume-based incentive payment program from a third-party payment network and a $0.3 million decrease in cardholder and interchange fees from RoarMoney accounts compared to the three months ended September 30, 2023.

Banking revenue increased by $64.2 million, or 37.9%, to $233.9 million for the nine months ended September 30, 2024, as compared to $169.7 million for the same period in 2023. The increase in banking revenue was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $63.7 million due to the growth of Instacash advances across both existing and new customers, an increase in cardholder and interchange fees from RoarMoney accounts of $0.1 million due to an increased number of customers using RoarMoney and an increase of $0.5 million in revenue from a transaction volume-based incentive payment program from a third-party payment network compared to the nine months ended September 30, 2023.

Membership subscription revenue

Membership subscription revenue decreased by $0.7 million, or 8.3%, to $8.0 million for the three months ended September 30, 2024, as compared to $8.7 million for the same period in 2023. The decrease in membership subscription revenue was driven by a $0.8 million revenue reduction due to transitioning subscribers off legacy memberships.

Membership subscription revenue increased by $0.8 million, or 2.9%, to $26.9 million for the nine months ended September 30, 2024, as compared to $26.1 million for the same period in 2023. The increase in membership subscription revenue was primarily driven by increased revenue from the WOW membership launched in January 2024, which was partially offset by revenue reductions due to transitioning subscribers off legacy memberships.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $0.1 million, or 3.4%, to $3.4 million for the three months ended September 30, 2024, as compared to $3.3 million for the same period in 2023. The increase in net interest income on finance receivables of $0.1 million was driven by higher average outstanding principal balances during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Net interest income on finance receivables decreased by $0.2 million, or 2.5%, to $9.3 million for the nine months ended September 30, 2024, as compared to $9.5 million for the same period in 2023. The decrease in net interest income on finance receivables was primarily driven by a higher provision for past due interest collections of $0.3 million.

Other consumer revenue

Other consumer revenue consists of MoneyLion Investing and MoneyLion Crypto revenue and was $0.2 million and $0.7 million for the three and nine months, respectively, ended September 30, 2024.

Enterprise service revenue

Enterprise service revenue increased by $6.1 million, or 15.6%, to $45.3 million for the three months ended September 30, 2024, as compared to $39.2 million for the same period in 2023. This increase was primarily driven by stronger performance within our Enterprise and Consumer Marketplaces and, to a lesser extent, new servicing fee revenue pursuant to the Purchase Agreement as we began transitioning to the forward flow financing arrangement, which was partially offset by lower performance within Media Services division.

Enterprise service revenue increased by $12.2 million, or 11.6%, to $116.6 million for the nine months ended September 30, 2024, as compared to $104.4 million for the same period in 2023. This increase was primarily driven by stronger performance within our Enterprise Marketplace and, to a lesser extent, new servicing fee revenue pursuant to the Purchase Agreement as we began transitioning to the forward flow financing arrangement, which was partially offset by lower performance in our Consumer Marketplace and Media Services division.

Operating Expenses

The following table is reference for the discussion that follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	$26,833	$25,121	$1,712	6.8%	$80,494	$67,194	$13,300	19.8%
Loss on sale of consumer receivables	3,510	—	3,510	nm	3,510	—	3,510	nm
Compensation and benefits	25,820	23,511	2,309	9.8%	75,458	70,491	4,967	7.0%
Marketing	10,591	7,029	3,562	50.7%	31,987	19,970	12,017	60.2%
Direct costs	38,349	32,813	5,536	16.9%	104,187	94,845	9,342	9.8%
Professional services	10,820	4,968	5,852	117.8%	27,593	14,485	13,108	90.5%
Technology-related costs	7,323	5,891	1,432	24.3%	20,421	17,540	2,881	16.4%
Other operating expenses	8,217	9,824	(1,607)	-16.4%	22,875	30,038	(7,163)	-23.8%
Total operating expenses	$131,463	$109,157	$22,306	20.4%	$366,525	$314,563	$51,962	16.5%

Other (expense) income
Interest expense	$(6,504)	$(7,088)	$584	-8.2%	$(20,035)	$(21,929)	$1,894	-8.6%
Change in fair value of warrant liability	405	(81)	486	nm	405	(68)	473	nm
Change in fair value of contingent consideration from mergers and acquisitions	—	—	—	nm	—	6,613	(6,613)	-100.0%
Goodwill impairment loss	—	—	—	nm	—	(26,721)	26,721	-100.0%
Other income	2,613	2,358	255	10.8%	7,353	5,264	2,089	39.7%
Total other expense	$(3,486)	$(4,811)	$1,325	-27.5%	$(12,277)	$(36,841)	$24,564	-66.7%

Income tax expense	$3,309	$400	$2,909	727.3%	$1,096	$114	$982	861.4%

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

Provision for credit losses on consumer receivables increased by $1.7 million, or 6.8%, to $26.8 million for the three months ended September 30, 2024, as compared to $25.1 million for the same period in 2023. This resulted primarily from an increase to provision related to Instacash advance receivables of $4.9 million, which was partially offset by a decrease to provision related to Credit Builder Plus loan receivables of $2.2 million and a decrease to provision related to subscription fees of $1.1 million.

Provision for credit losses on consumer receivables increased by $13.3 million, or 19.8%, to $80.5 million for the nine months ended September 30, 2024, as compared to $67.2 million for the same period in 2023. This resulted primarily from an increase to provision related to Instacash advance receivables of $18.3 million, which was partially offset by a decrease to provision related to Credit Builder Plus loan receivables of $4.4 million and a decrease to provision related to subscription fees of $0.6 million.

Loss on sale of consumer receivables

Loss on sale of consumer receivables relating to the Instacash receivables sold under the Purchase Agreement was $3.3 million for the three and nine months ended September 30, 2024. There is no loss on sale of consumer receivables for the three and nine months ended September 30, 2023 as the Company entered into the Purchase Agreement during the three months ended September 30, 2024.

Compensation and benefits

Compensation and benefits increased by $2.3 million, or 9.8%, to $25.8 million for the three months ended September 30, 2024, as compared to $23.5 million for the same period in 2023. This increase was primarily driven by an increase in stock-based compensation of $1.6 million, an increase in employee salary and benefits expenses of $1.3 million and an increase in severance of $0.3 million. This was partially offset by a decrease in incentive compensation of $0.5 million due to a year to date catchup during the same period in 2023 and higher capitalized salaries of $0.4 million.

Compensation and benefits increased by $5.0 million, or 7.0%, to $75.5 million for the nine months ended September 30, 2024, as compared to $70.5 million for the same period in 2023. This increase was primarily driven by an increase in stock-based compensation of $4.6 million, an increase in employee salary and benefits of $1.1 million, an increase in incentive compensation of $0.1 million due to company performance and an increase in severance costs of $0.6 million. This was partially offset by higher capitalized salaries of $1.4 million.

Marketing

Marketing increased by $3.6 million, or 50.7%, to $10.6 million for the three months ended September 30, 2024, as compared to $7.0 million for the same period in 2023. This increase resulted primarily from higher spend related to advertising through digital platforms and sponsorships.

Marketing increased by $12.0 million, or 60.2%, to $32.0 million for the nine months ended September 30, 2024, as compared to $20.0 million for the same period in 2023. This increase resulted primarily from higher spend related to advertising through digital platforms and sponsorships.

Direct costs

Direct costs increased by $5.5 million, or 16.9%, to $38.3 million for the three months ended September 30, 2024, as compared to $32.8 million for the same period in 2023. The increase was primarily driven by $4.5 million of direct costs related to the growth of Enterprise revenue, an increase in payment processing fees of $0.9 million and a $0.2 million increase in costs related to our RoarMoney Banking and MoneyLion Investing offering. This was partially offset by a $0.1 million decrease in underwriting expenses.

Direct costs increased by $9.3 million, or 9.8%, to $104.2 million for the nine months ended September 30, 2024, as compared to $94.8 million for the same period in 2023. The increase was primarily driven by $5.6 million of direct costs related to the growth of Enterprise revenue, an increase in payment processing fees of $3.4 million and an increase in underwriting expenses of $0.6 million, driven by growth in Total Originations and Total Customers, which was partially offset by a $0.2 million decrease in costs related to our RoarMoney Banking and MoneyLion Investing offering.

Professional services

Professional services increased by $5.9 million, or 117.8%, to $10.8 million for the three months ended September 30, 2024, as compared to $5.0 million for the same period in 2023. This increase resulted primarily from an increase in outside legal expenses of $5.1 million, an increase in accounting and auditing fees of $0.5 million driven by regulatory compliance requirements and an increase in outside consulting expenses of $0.2 million.

Professional services increased by $13.1 million, or 90.5%, to $27.6 million for the nine months ended September 30, 2024, as compared to $14.5 million for the same period in 2023. This increase resulted primarily from an increase in outside legal expenses of $10.6 million, an increase in accounting and auditing fees of $0.8 million driven by regulatory compliance requirements, an increase in outside consulting expenses of $1.0 million and an increase in recruiting fees of $0.7 million.

Technology-related costs

Technology-related costs increased by $1.4 million, or 24.3%, to $7.3 million for the three months ended September 30, 2024, as compared to $5.9 million for the same period in 2023. This increase resulted primarily from an increase in expenses for software licenses and subscriptions of $1.0 million and depreciation and amortization related to equipment and software of $0.4 million.

Technology-related costs increased by $2.9 million, or 16.4%, to $20.4 million for the nine months ended September 30, 2024, as compared to $17.5 million for the same period in 2023. This increase resulted primarily from an increase in depreciation and amortization related to equipment and software of $0.8 million and an increase in expenses for software licenses and subscriptions of $2.1 million.

Other operating expenses

Other operating expenses decreased by $1.6 million, or 16.4%, to $8.2 million for the three months ended September 30, 2024, as compared to $9.8 million for the same period in 2023. The decrease was primarily driven by a $1.0 million decrease in expenses related to processing transactions in our Consumer business and a decrease in insurance expenses of $0.6 million.

Other operating expenses decreased by $7.2 million, or 23.8%, to $22.9 million for the nine months ended September 30, 2024, as compared to $30.0 million for the same period in 2023. The decrease was primarily driven by lower costs related to legal matters of $7.0 million, a decrease in the provision for bad debts and increased recoveries of receivables in our Enterprise business of $0.9 million, a decrease in insurance expenses of $1.7 million, a decrease of $0.5 million in dues & subscriptions, $0.2 million of lower depreciation and amortization of intangible assets and other assets, and $0.6 million decrease in other corporate expenses, which was partially offset by a $2.9 million increase in expenses related to processing transactions in our Consumer business and $0.9 million of higher facility expenses.

Our other (expense) income consists of the following:

Interest expense

Interest expense decreased by $0.6 million, or 8.2%, to $6.5 million for the three months ended September 30, 2024, as compared to $7.1 million for the same period in 2023. This decrease was primarily driven by a decrease in interest expense on secured debt of $0.7 million due to a decrease in average outstanding principal of secured debt and a decrease in the variable interest rate. See Part I, Item 1 “Financial Statements — Debt” for more information.

Interest expense decreased by $1.9 million, or 8.6%, to $20.0 million for the nine months ended September 30, 2024, as compared to $21.9 million for the same period in 2023. This decrease was primarily driven by a decrease in interest expense on secured debt of $2.3 million due to a decrease in average outstanding principal of secured debt and a decrease in the variable interest rate, which was partially offset by an increase of $0.5 million in interest expense on other debt due to an increase in the average outstanding principal of other debt. See Part I, Item 1 “Financial Statements — Debt” for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was a benefit of $0.4 million for the three months ended September 30, 2024, as compared to an expense of $0.1 million for the same period in 2023. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of warrant liability was a benefit of $0.4 million for the nine months ended September 30, 2024, as compared to an expense of $0.1 million in 2023. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of contingent consideration from mergers and acquisitions

There was no change in fair value of contingent consideration from mergers and acquisitions for the three or nine months ended September 30, 2024 since there was no unsettled contingent consideration outstanding during the three or nine months ended September 30, 2024.

Goodwill impairment loss

There was no goodwill impairment loss for the three or nine months ended September 30, 2024 since all goodwill had been written off by the end of the fiscal year ended December 31, 2023.

Other income

Other income increased by $0.3 million to $2.6 million for the three months ended September 30, 2024, as compared to other income of $2.4 million for the same period in 2023. The increase was primarily driven by an increase in gains from foreign currency translation of $0.3 million.

Other income increased by $2.1 million to $7.4 million for the nine months ended September 30, 2024, as compared to other income of $5.3 million for the same period in 2023. The increase was primarily driven by an increase in interest income earned on interest bearing deposits of $1.1 million, lower losses on debt extinguishments of $0.5 million, an increase in rental income of $0.4 million and an increase in gains from foreign currency translation of $0.3 million. These increases were partially offset by a reduction in non-recurring trademark use settlement income of $0.2 million.

Income tax expense

See Part I, Item 1 “Financial Statements — Income Taxes” for an explanation of the tax activity recorded during the nine months ended September 30, 2024.

Non-GAAP Measures

In addition to net (loss) income, which is a measure presented in accordance with U.S. GAAP, management believes that Adjusted EBITDA provides relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance. Adjusted EBITDA is a supplemental measure of our performance that is neither required by nor presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as a substitute for U.S. GAAP metrics such as net (loss) income or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to similar measures used by other companies.

We define Adjusted EBITDA as net (loss) income plus interest expense related to corporate debt, income tax expense (benefit), depreciation and amortization expense, change in fair value of warrant liability, change in fair value of contingent consideration from mergers and acquisitions, goodwill impairment loss, stock-based compensation expense and certain other expenses that management does not consider in measuring performance. We believe that Adjusted EBITDA provides a meaningful understanding of an aspect of profitability based on our current product portfolio. In addition, Adjusted EBITDA is useful to an investor in evaluating our performance because it:

•
is a measure widely used by investors, analysts and competitors to measure a company’s operating performance;
•
is a metric used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•
is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

The reconciliation of net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net (loss) income	$(2,792)	$(4,110)	$7,420	$(41,050)
Add back:
Interest related to corporate debt(1)	2,469	3,191	7,840	10,226
Income tax expense	3,309	400	1,096	114
Depreciation and amortization expense	6,509	6,106	19,052	18,403
Changes in fair value of warrant liability	(405)	81	(405)	68
Change in fair value of contingent consideration from mergers and acquisitions	-	-	-	(6,613)
Goodwill impairment loss	-	-	-	26,721
Stock-based compensation expense	7,282	5,702	21,310	16,657
Other expenses(2)	8,030	1,982	10,092	5,355
Adjusted EBITDA	$24,402	$13,352	$66,405	$29,881

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

Changes in Financial Condition to September 30, 2024 from December 31, 2023

	September 30,	December 31,	Change
	2024	2023	$	%
Assets
Cash and restricted cash	$116,359	$94,479	$21,880	23.2%
Consumer receivables	218,642	208,167	10,475	5.0%
Allowance for credit losses on consumer receivables	(33,511)	(35,329)	1,818	-5.1%
Consumer receivables, net	185,131	172,838	12,293	7.1%
Consumer receivables held for sale	4,401	—	4,401	nm
Enterprise receivables, net	24,279	15,978	8,301	52.0%
Property and equipment, net	1,906	1,864	42	2.3%
Intangible assets, net	165,380	176,541	(11,161)	-6.3%
Other assets	33,260	53,559	(20,299)	-37.9%
Total assets	$530,716	$515,259	$15,457	3.0%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	$171,085	$189,753	$(18,668)	-9.8%
Accounts payable and accrued liabilities	53,529	52,396	1,133	2.2%
Warrant liability	405	810	(405)	-50.0%
Other liabilities	23,225	15,077	8,148	54.0%
Total liabilities	248,244	258,036	(9,792)	-3.8%
Stockholders' equity:
Common Stock	1	1	—	0.0%
Additional paid-in capital	988,446	969,641	18,805	1.9%
Accumulated deficit	(695,299)	(702,719)	7,420	-1.1%
Treasury stock	(10,676)	(9,700)	(976)	10.1%
Total stockholders' equity	282,472	257,223	25,249	9.8%
Total liabilities and stockholders' equity	$530,716	$515,259	$15,457	3.0%

Assets

Cash and restricted cash

Cash and restricted cash increased by $21.9 million, or 23.2%, to $116.4 million as of September 30, 2024, as compared to $94.5 million as of December 31, 2023. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net increased by $12.3 million, or 7.1%, to $185.1 million as of September 30, 2024, as compared to $172.8 million as of December 31, 2023. The increase was primarily attributable to an increase in loan receivables, net of allowance for credit losses, of $18.5 million. The increase was partially offset by a decrease in Instacash receivables, net of allowance for credit losses, of $5.1 million. Refer to Part I, Item 1 “Financial Statements — Consumer Receivables” for additional information.

Consumer receivables held for sale

Consumer receivables held for sale as of September 30, 2024 represent Instacash receivables that the Company originated and intends to sell under the Purchase Agreement. Consumer receivables held for sale are recorded at the lower of cost or fair value.

Consumer receivables held for sale were $4.4 million as of September 30, 2024. There were no consumer receivables held for sale as of December 31, 2023 as the Company entered into the Purchase Agreement during the three months ended September 30, 2024.

Enterprise receivables, net

Enterprise receivables, net increased by $8.3 million, or 52.0%, to $24.3 million as of September 30, 2024, as compared to $16.0 million as of December 31, 2023. This increase was primarily attributable to an increase in Enterprise Marketplace receivables of $6.4 million, an increase in Consumer Marketplace receivables of $1.0 million and an increase in Media Services receivables of $0.9 million.

Intangible assets, net

Intangible assets, net decreased by $11.2 million, or 6.3%, to $165.4 million as of September 30, 2024, as compared to $176.5 million as of December 31, 2023. This decrease was primarily attributable to the amortization of intangible assets of $18.4 million, which was partially offset by an increase in capitalized software of $7.2 million.

Other assets

Other assets decreased by $20.3 million, or 37.9%, to $33.3 million as of September 30, 2024, as compared to $53.6 million as of December 31, 2023. This decrease was primarily attributable to a decrease in the receivable from payment processors and a decrease in prepaid expenses, which was partially offset by an increase in operating lease right-of-use assets due to a lease of the Company’s new corporate headquarters entered into during the nine months ended September 30, 2024. Refer to Part I, Item 1 “Financial Statements — Other Assets” for additional information.

Liabilities

Debt agreements

Debt agreements decreased by $18.7 million, or 9.8%, to $171.1 million as of September 30, 2024, as compared to $189.8 million as of December 31, 2023. Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion of financing transactions.

Accounts payable and accrued expenses

Accounts payable and accrued expenses increased by $1.1 million, or 2.2%, to $53.5 million as of September 30, 2024, as compared to $52.4 million as of December 31, 2023. The increase was primary attributable to a $7.5 million dollar increase in accounts payable and accrued expenses related to increased operating costs which was partially offset by a reduction in litigation accruals of $5.3 million and taxes payable of $0.8 million.

Warrant liability

Warrant liability activity between September 30, 2024 and December 31, 2023 was not significant. Refer to the “— Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities increased by $8.1 million, or 54.0%, to $23.2 million as of September 30, 2024, as compared to $15.1 million as of December 31, 2023. The increase was primarily driven by an increase in operating lease liabilities due to a lease of the Company’s new corporate headquarters entered into during the nine months ended September 30, 2024.

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

Receivables originated on our platform, including Credit Builder Loans and Instacash advances, were primarily financed through special purpose vehicle financings from third-party institutional lenders. As of September 30, 2024, there was an outstanding principal balance of $42.9 million under the ROAR 1 SPV Credit Facility and an outstanding principal balance of $64.5 million under the ROAR 2 SPV Credit Facility. For more information, see Note 7, “Debt” and Note 2, “Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility and VIE considerations related to the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility, respectively.

In the future, substantially all of our receivables for our Instacash product will be financed pursuant to the Purchase Agreement under which we will sell substantially all of our eligible Instacash receivables at a discount to third-party purchasers and receive a stable stream of servicing fee income based on net collections. For more information, see Part I, Item 1 “Financial Statements – Sale of Consumer Receivables.”

The following table presents the Company’s cash, restricted cash and receivable from payment processor as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Cash	$111,944	$92,195
Restricted cash	4,415	2,284
Receivable from payment processor	$12,499	$37,362

Cash Flows

The following table presents net change in cash and restricted cash from operating, investing and financing activities during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$60,342	$36,072	$141,779	$74,115
Net cash used in investing activities	(22,805)	(27,975)	(96,604)	(84,598)
Net cash used in financing activities	(24,288)	(9,255)	(23,295)	(42,210)
Net change in cash and restricted cash	$13,249	$(1,158)	$21,880	$(52,693)

Operating Activities

Net cash provided by operating activities was $60.3 million for the three months ended September 30, 2024 compared to net cash provided by operating activities of $36.1 million for the three months ended September 30, 2023. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net loss, of approximately $8.1 million and an increase of $16.2 million related to changes in working capital.

Net cash provided by operating activities was $141.8 million for the nine months ended September 30, 2024 compared to net cash provided by operating activities of $74.1 million for the nine months ended September 30, 2023. This increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net income (loss), of approximately $50.4 million and an increase of $17.2 million related to changes in working capital.

Investing Activities

Net cash used in investing activities was $22.8 million for the three months ended September 30, 2024 compared to net cash used in investing activities of $28.0 million for the three months ended September 30, 2023. The decrease in net cash used in investing activities was primarily related to a decrease in cash used in net finance receivable originations and sales activity of $7.0 million, partially offset by increased spending on software development of $1.9 million.

Net cash used in investing activities was $96.6 million for the nine months ended September 30, 2024 compared to net cash used in investing activities of $84.6 million for the nine months ended September 30, 2023. The increase in net cash used in investing activities was primarily related to increases in cash used in net finance receivable originations and sales activity of $9.5 million and increased spending on software development of $3.6 million, partially offset by reduced spending on settlement of contingent consideration related to mergers and acquisitions of $1.1 million.

Financing Activities

Net cash used in financing activities was $24.3 million for the three months ended September 30, 2024 compared to net cash used in financing activities of $9.3 million for the three months ended September 30, 2023. The increase in net cash used for financing activities was primarily attributable to an increase in payments of debt principal of $13.6 million and repurchases of Class A Common Stock pursuant to the new Repurchase Program (as described below) of $1.0 million.

Net cash used in financing activities was $23.3 million for the nine months ended September 30, 2024 compared to net cash used in financing activities of $42.2 million for the nine months ended September 30, 2023. The decrease in net cash used in financing activities was primarily attributable to a decrease in payments of debt principal of $19.4 million and a decrease in preferred stock settlement payments of $3.0 million, which was partially offset by an increase of $2.6 million in cash used for tax payments owed on the vesting of stock compensation and an increase in repurchases of Class A Common Stock of $1.0 million.

Share Repurchase Program

On August 26, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $20 million of outstanding Class A Common Stock (the “Repurchase Program”).

Under the Repurchase Program, we may repurchase from time to time shares of Class A Common Stock for cash through any manner, including open market transactions (including pursuant to broker plans in accordance with Rule 10b5-1 and Rule 10b-18), privately negotiated transactions with third parties or accelerated share repurchase agreements, and in such amounts as we deem appropriate, subject to legal requirements and other corporate considerations.

The volume and timing of any repurchases will be subject to general market conditions, as well as our management of capital, other investment opportunities and other factors. The Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, has no fixed expiration date and may be modified, suspended or discontinued at any time at our discretion.

We currently expect to fund the Repurchase Program from existing cash on hand and future cash flows. For additional information on purchases of Class A Common Stock under the Repurchase Program for the three months ended September 30, 2024, see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

Financing Arrangements

Refer to Part I, Item 1 “Financial Statements — Debt” for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other long-term minimum cash obligations outstanding as of September 30, 2024:

	Total	Remainder of 2024	2025 – 2026	2027 – 2028	Thereafter
Monroe Term Loans	$65,000	$—	$65,000	$—	$—
ROAR 1 SPV Credit Facility	42,900	—	42,900	—	—
ROAR 2 SPV Credit Facility	64,500	—	64,500	—	—
Operating lease obligations	19,099	1,346	8,209	6,605	2,939
Vendor unconditional purchase obligations	20,116	—	11,616	8,500	—
Total	$211,615	$1,346	$192,225	$15,105	$2,939

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part I, Item 1 “Financial Statements — Debt” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At September 30, 2024, the Company did not have any material off-balance sheet arrangements.

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

The Monroe Term Loans and future funding arrangements may bear a variable interest rate. The ROAR 1 SPV Credit Facility and ROAR 2 SPV Credit Facility have fixed interest rates. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of September 30, 2024, would result in an approximately $0.7 million impact to annual interest expense.

Item 4. Controls and Procedures

Material Weakness

During the quarter ended September 30, 2024, recently enhanced internal controls over our Credit Builder Loan product identified a population of cash disbursements made to customer escrow accounts that were not in accordance with the terms of the Credit Builder Loan product. While the financial reporting of these transactions was properly reported and no misstatements of our consolidated financial statements were identified, this control deficiency could result in improperly authorized disbursements of cash. Accordingly, we determined that this control deficiency constituted a material weakness.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective in providing reasonable assurance that the information required for disclosure in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our ongoing remediation efforts.

In light of the material weakness identified, we are in the process of implementing additional controls intended to enhance our monitoring of cash disbursements and the information technology resources related to the Credit Builder Loan product. We continue to develop formal processes in consultation with our third-party professional advisors, including formalizing our control evidence and processes, that are intended to ensure a sufficient level of precision is embedded in all financial reporting control activities. In order to fully remediate the material weaknesses identified, we intend to continue to re-evaluate the design of, and validate, our internal controls to ensure that they appropriately address changes in our business that could impact our system of internal controls, review our current processes and procedures to identify potential control design enhancements to ensure that our financial reporting is complete and accurate and develop a monitoring protocol to enable management to validate the operating effectiveness of key controls over financial reporting. We believe that these actions will ultimately be effective in remediating the material weaknesses we have identified and will continue to evaluate our remediation efforts and report regularly to the Audit Committee of the Board of Directors on the progress and results of our remediation plan. We intend to complete the remediation by June 30, 2025, but these remediation measures may be time consuming and costly, and there is no assurance that we will be able to complete the remediation and put in place the appropriate controls within this timeframe or that these initiatives will ultimately have the intended effects.

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

We have determined, based on our current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described below, would not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2024, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to our business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

Former Series A Preferred Stockholders Litigation

As previously reported, on July 27, 2023, MassMutual Ventures US II LLC, Canaan X L.P., Canaan XI L.P., F-Prime Capital Partners Tech Fund LP and GreatPoint Ventures Innovation Fund II, L.P., each of which are former holders of the Company’s Series A Preferred Stock (collectively, the “Former Preferred Stockholders”), brought a civil action in the SDNY against MoneyLion Inc., our Board of Directors and certain officers asserting claims under Section 14(a) relating to the Definitive Proxy Statement we filed with the SEC on March 31, 2023 in connection with the Special Meeting of Stockholders relating to the 1-for-30 Reverse Stock Split of the Class A Common Stock effected on April 24, 2023 and related state law claims. On May 15, 2024, the SDNY granted our motion to dismiss the Former Preferred Stockholders’ complaint in its entirety. On June 14, 2024, Canaan X L.P., Canaan XI L.P. and GreatPoint Ventures Innovation Fund II, L.P. filed a notice of appeal with the United States Court of Appeals for the Second Circuit. On August 13, 2024, the parties filed a joint stipulation of voluntary dismissal, which resulted in the matter being withdrawn with prejudice. We believe the lawsuit is now fully resolved.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than as set forth in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 6, 2024. We may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Our purchases of our Class A Common Stock during the quarterly period ended September 30, 2024 were as follows:

	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2024 - July 31, 2024	$—	$—	—	$—
August 1, 2024 - August 31, 2024	—	—	—	$20,000
September 1, 2024 - September 30, 2024	24,405	39.99	24,405	$19,024
Total	$24,405	$39.99	$24,405

(1) On August 26, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $20.0 million of Class A Common Stock. All shares repurchased during the quarterly period ended September 30, 2024 were repurchased as part of the Repurchase Program. The Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, has no fixed expiration date and may be modified, suspended or discontinued at any time at our discretion. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Repurchase Program” for additional information.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

10.1*

Amendment No. 1 to Master Receivables Purchase Agreement, dated as of July 19, 2024, by and among Sound Point Capital Management LP, as purchaser agent, SP Main Street Funding I LLC, as initial purchaser, and ML Plus LLC, as seller.

10.2*†

Omnibus Amendment No. 2 to Purchase Agreement and Amendment No. 1 to Servicing Agreement, dated as of August 23, 2024, by and among MoneyLion Technologies Inc., as servicer, Sound Point Capital Management LP, as purchaser agent, SP Main Street Funding I LLC, as initial purchaser, and ML Plus LLC, as seller.

10.3*†	Amendment No. 4 to the Amended and Restated Carrying Agreement, dated July 10, 2024, by and between DriveWealth, LLC and ML Wealth, LLC.
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

MONEYLION INC.

Date: November 7, 2024	By:	/s/ Richard Correia
Richard Correia President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Mark Torossian
Mark Torossian Chief Accounting Officer (Principal Accounting Officer)