Form 10-K
period 2024-12-31
MONEYLION INC.
filed 2025-02-25
CIK 1807846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $665,922,000. Shares of the registrant’s Class A common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 11,320,094 shares of Class A common stock, par value $0.0001 per share, outstanding as of February 20, 2025.

MoneyLion Inc.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

Proposed Merger with Gen Digital Inc.

On December 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gen Digital Inc., a Delaware corporation (“Gen”), and Maverick Group Holdings, Inc., a wholly owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Gen (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), that is issued and outstanding as of immediately prior to the Effective Time (other than certain shares as described in the Merger Agreement) will be automatically cancelled, extinguished and converted into the right to receive cash in an amount equal $82.00, without interest thereon, and one contingent value right issued by Gen subject to and in accordance with the CVR Agreement (the "CVRs"). The treatment of the Company's equity awards is described in the Merger Agreement. The board of directors of the Company unanimously adopted and approved the Merger Agreement and the transactions contemplated thereby, including the Merger (the "Transactions") and, subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s stockholders adopt the Merger Agreement. In connection with the Transactions, certain stockholders of the Company have executed a voting agreement (the “Voting Agreement”) in favor of Gen concurrently with the execution of the Merger Agreement, pursuant to which such stockholders have agreed, among other things and subject to the terms and conditions of the Voting Agreement, to vote certain shares of Class A Common Stock owned by them in favor of the approval and adoption of the Merger Agreement. The foregoing descriptions of the Merger Agreement, CVR Agreement and Voting Agreement are only a summary, do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of the Merger Agreement, CVR Agreement and Voting Agreement, which are attached as Exhibits 2.4, 10.25 and 10.24, respectively, to this Annual Report on Form 10-K.

In connection with the Transactions, Gen has filed with the U.S. Securities and Exchange Commission (the "SEC") a Registration Statement on Form S-4 (the “Registration Statement”) to register the CVRs to be issued by Gen and that includes a proxy statement of the Company and a prospectus of Gen (the “Proxy Statement/Prospectus”), and each of the Company and Gen may file with the SEC other relevant documents concerning the Merger. A definitive Proxy Statement/Prospectus will be sent to the stockholders of the Company to seek their approval of the Merger.

Reverse Stock Split

On April 24, 2023, the Company amended the Company's Fourth Amended and Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) to effect, effective as of 5:01 p.m. Eastern Time on April 24, 2023, a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its Class A Common Stock. At the effective time of the Reverse Stock Split, every 30 shares of Class A Common Stock either issued and outstanding or held as treasury stock were automatically reclassified into one new share of Class A Common Stock, and the total number of shares of Class A Common Stock authorized for issuance was reduced by a corresponding proportion from 2,000,000,000 shares to 66,666,666 shares. The Reverse Stock Split was approved by the Company's stockholders at a Special Meeting of Stockholders on April 19, 2023 and approved by the Board of Directors on April 21, 2023. The primary goal of the Reverse Stock Split was to increase the per share price of the Class A Common Stock in order to meet the minimum per share price requirement for continued listing on the New York Stock Exchange (the “NYSE”). The Class A Common Stock began trading on the NYSE on an as-adjusted basis on April 25, 2023 under the existing trading symbol “ML.”

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
•
factors regarding the outlook and expectations of MoneyLion and Gen, respectively, with respect to the proposed Merger.
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

v

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

•
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

•
Adverse developments affecting financial institutions or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

•
Our business may be adversely affected by economic conditions and other factors that we cannot control.

•
Due to unfamiliarity and negative publicity associated with digital asset-related businesses, existing and potential users of MoneyLion Crypto may lose confidence in digital asset-related products and services, which could negatively affect our business.

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

•
The legal and regulatory regimes governing certain of our products and services are uncertain and evolving. Changing or new laws, regulations, interpretations or regulatory enforcement priorities may have a material and adverse effect on our business, financial condition and results of operations.

•
We utilize AI, which could expose us to liability or adversely affect our business.

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

•
Our collection, use, and transmission of PII and other sensitive data is subject to stringent and changing state and federal laws and regulations and could give rise to liabilities as a result of our failure or perceived failure to comply with such laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.

•
The highly regulated environment in which our third-party financial institution partners operate may subject us to regulation and could have an adverse effect on our business, financial condition, results of operations and cash flows.

•
The market price of our securities may be volatile.

•
Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our securities.

•
Failure to complete the Merger with Gen in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.

•
Our directors and officers may have interests in the Merger with Gen different from the interests of our stockholders.

•
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger with Gen and could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us.

The risks described above should be read together with the “Cautionary Statement Regarding Forward-Looking Statements” herein, the other risk factors set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, our consolidated financial statements and the related notes presented in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, as well as in other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

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

We have purposefully built our platform to help consumers navigate all of their financial inflection points, combining our deep first-party product expertise, engaging content, marketplaces, innovative technology, data and AI capabilities to create the ultimate marketplace solution. As of December 31, 2024, we had 20.4 million Total Customers who used 34.1 million Total Products and over 1,300 Enterprise Partners in our network. We strategically employ comprehensive, data-driven analytics and cutting-edge technology to enhance our platform, creating personalized experiences for our users based on our rich datasets. Utilizing innovative approaches to financial guidance that engage and educate our users within a peer community, we seek to empower consumers to take control of their financial lives.

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

Membership Programs

Our Credit Builder Plus membership program offers a path for our customers to access and manage funds, establish or rebuild credit history and monitor their financial health through a suite of products and services, including access to the secured personal Credit Builder Loan, for a monthly cost of $19.99. Credit Builder Loans, which range from $500 to $1,000, are offered by our lending subsidiaries and allow members to establish up to twelve months of payment history with Equifax, Experian and TransUnion. The interest rate on a Credit Builder Loan ranges from 5.99% to 29.99%, and all have 12-month terms. For the year ended December 31, 2024, the average amount of a Credit Builder Loan was $790, with a weighted average APR of 21.9%.

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

Although Credit Builder Plus members may incur certain fees or charges for using specific products and services bundled in the membership (such as interest charged on the Credit Builder Loan), Credit Builder Plus members in good standing do not pay additional recurring fees for MoneyLion Managed Investing account included in the membership program—any administrative fees for that account are waived. Through qualifying actions and purchases, members can also earn rewards of up to $19.99 per month, allowing them to partially or fully offset the price of the membership.

Our MoneyLion WOW membership program offers our customers comprehensive financial tools, cashback rewards, exclusive savings and additional benefits to enhance their financial experience. For a membership price of $9.99 per month, $54.90 per 6 months or $99.99 per 12 months, WOW members receive exclusive access to premium products, offers and features such as cashback marketplace rewards, a MoneyLion Active Investing account (as described further below under “— MoneyLion Active Investing”), a rebate of up to $5.00 for the first and every tenth fee paid to expedite the receipt of Instacash advances as well as additional content and engagement opportunities with other members. Similar to Credit Builder Plus members, WOW members in good standing do not pay additional recurring fees for the MoneyLion Managed Investing account included in the WOW membership—any administrative fees for that account are waived.

MoneyLion Active Investing

MoneyLion Active Investing is an online investment account offered exclusively to WOW members that allows them to control their investment journey. WOW members who open a MoneyLion Active Investing account can pick and choose their investments from a group of stocks and exchange-traded funds (“ETFs”) selected by ML Wealth to provide WOW members with exposure to a broad range of companies, sectors and investment strategies. MoneyLion Active Investing accounts are managed on a non-discretionary basis by ML Wealth, an SEC-registered investment adviser. As of December 31, 2024, ML Wealth had non-discretionary assets under management in Active Investing accounts of approximately $0.3 million. Brokerage and custodial services are provided by DriveWealth. See “— Our Business Model — Third-Party Providers — DriveWealth” for additional information regarding our agreement with DriveWealth.

MoneyLion Active Investing accounts are offered exclusively to WOW members as part of the WOW membership program – aside from the membership price charged to all WOW members, we do not charge a monthly administrative fee or other recurring fees to MoneyLion Active Investing account holders. We also do not separately charge ongoing management or trading fees.

MoneyLion Managed Investing

MoneyLion Managed Investing is an online investment account that offers access to separately managed accounts invested based on model ETF portfolios, enabling customers to invest any amount of their choosing, with no account minimums. Through MoneyLion Managed Investing, customers are able to develop sound investing habits through features such as auto-investing, allowing them to automatically contribute into their account with recurring direct deposits, and “Round Ups” (as described further below under “— Round Ups”). MoneyLion Managed Investing accounts are managed on a discretionary basis by ML Wealth. As of December 31, 2024, ML Wealth had discretionary assets under management in Managed Investing accounts of approximately $10.2 million. Brokerage and custodial services are provided by DriveWealth. See “— Our Business Model — Third-Party Providers — DriveWealth” for additional information regarding our agreement with DriveWealth.

With a MoneyLion Managed Investing account, customers establish their investment strategy based on their preferred balance of risk and return and receive a personalized portfolio comprising a mix of stock and bond ETFs. MoneyLion Managed Investing accounts are managed and rebalanced toward target asset allocations periodically, as well as whenever there is money movement within an account or when model allocations are updated. Wilshire Associates, Inc. (“Wilshire”) provides ML Wealth with consulting services to develop and maintain the risk-based asset allocation and ETF selection for the core allocation models that ML Wealth offers to customers. ML Wealth compensates Wilshire directly through a flat fee investment consulting arrangement for its services, including asset allocation research and advice, as well as security due diligence and selection.

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

We charge each MoneyLion Managed Investing account a tiered monthly administrative fee based on the account value: $1 for accounts valued up to $5,000, $3 for accounts valued over $5,000 but under $25,000, and $5 for accounts valued over $25,000. This fee is deducted from the customer’s MoneyLion Managed Investing account, unless the account has no balance or the customer is a Credit Builder Plus or WOW member (as described above). We do not separately charge ongoing management or trading fees.

MoneyLion Crypto

MoneyLion Crypto is an online digital asset account available only to RoarMoney account holders that enables customers to buy, sell and hold certain digital assets. The account is provided by Zero Hash LLC and its affiliate, Zero Hash Liquidity Services LLC (collectively, “Zero Hash”) and is available in all U.S. states and the District of Columbia. The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California and Hawaii, where Zero Hash relies upon licensing exemptions; and (ii) Montana, which does not currently have a money transmitter licensing requirement. See “— Our Business Model — Third-Party Providers — Zero Hash” for additional information regarding our agreement with Zero Hash.

Customers are subject to a minimum purchase per transaction of $1 and a daily maximum total purchase limit of $10,000, funded using the balance in their RoarMoney account. We do not charge an additional transaction fee to buy or sell digital assets. MoneyLion Crypto also includes features such as auto-investing, allowing customers to automatically purchase available digital assets on an automated, recurring basis based on a frequency of their choice (daily, weekly, biweekly or monthly), and “Round Ups” to purchase Bitcoin (as described further below under “— Round Ups”).

As of December 31, 2024, the only digital assets available through MoneyLion Crypto were Bitcoin, Bitcoin Cash, Ether and Litecoin. We have evaluated and will continue to evaluate expanding the digital asset offerings available to our customers in light of, among other factors, customer demand, estimated costs, potential risks and applicable laws and regulatory guidance relating to different types of digital assets. Transactions in additional digital assets may only be made available through MoneyLion Crypto if mutually agreed between us and Zero Hash, and both we and Zero Hash must consent in writing before adding any additional digital assets to the program.

Round Ups

As part of our core suite of products and services, we provide features designed to encourage customers to establish good saving and investing habits. Using our “Round Ups” feature, customers automatically round up qualifying purchases made on their RoarMoney account or an external debit or credit card to the nearest dollar, with the option to double their Round Ups. Once Round Ups reach $5, the amount is either transferred to the customer’s MoneyLion Managed Investing account and invested in accordance with the customer’s chosen investment strategy or transferred to the customer’s MoneyLion Crypto account and invested in Bitcoin, at the customer’s choice.

All MoneyLion users are eligible to sign up for Round Ups. In order to enable Round Ups, a customer is required to designate (i) at least one linked debit or credit card as a transaction source from which qualifying purchases will be rounded up and (ii) a linked bank account to fund Round Ups. There are no additional fees required to use the Round Up feature, though separate fees may be required associated with the RoarMoney and MoneyLion Managed Investing accounts, as described above.

The Round Up feature allows customers to build their MoneyLion Managed Investing or MoneyLion Crypto portfolio with discipline and consistency, helping customers stay invested even in challenging times, with frequent and regular investments that avoid overreactions to market movements and headlines. We believe this feature provides our customers with the option to take easy action to live a better financial life, helping them to achieve their financial goals or bridge times of financial need.

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

Enterprise

Consumer Marketplace

Our Enterprise business infrastructure and technology powers our Consumer marketplace, delivered through the MoneyLion mobile application and website, through which customers can access a broad range of personalized and actionable offers for both financial and non-financial products and services. These offers, provided by our Product Partners, are accessible by consumers on a standalone basis and cover a wide variety of verticals, including personal loans, saving accounts, credit cards, insurance, financial wellness, mortgages and games, among others.

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

Enterprise Marketplace

Leveraging the same Enterprise business infrastructure and innovative technology utilized in our Consumer marketplace, we deliver leading embedded finance marketplace solutions, powered by what we believe is the definitive search, comparison and recommendation engine for real-time, personalized financial product and service offers. Our partners integrate our one-to-many platform onto their properties and can incorporate additional consumer-facing financial management tools and features we have developed, highlighting our ability to distribute a premiere marketplace experience to our partners. Our platform integrations are fully configurable and range from co-branded, customizable webpages that we host, to more sophisticated embedded widgets and custom-built, native API integrations. In addition, through our rich datasets, we provide complementary, value-added enterprise services, including data analytics, expanded decisioning capabilities and filters, reporting and marketing infrastructure and related services to our Enterprise clients, enabling them to better understand the performance of their marketplace programs and optimize their business over time.

For our Product Partners, which provide the products and services in the marketplace, our marketplace platform enables them to expand their reach and more easily engage high-intent consumers when and where they seek financial offerings. For our Channel Partners, the organizations through which we reach a wide base of consumers, including news sites, content publishers, product comparison sites and financial institutions, our platform provides them with a breadth of financial products and services to add to their business with ease, providing value to their users and, in turn, monetizing their impressions. As of December 31, 2024, we had 649 Product Partners and 671 Channel Partners on our platform.

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

Media Services

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

Finance Receivable Servicing

We service Instacash receivables purchased from us in accordance with agreed upon servicing guidelines, collect and remit collections therefrom and provide certain reporting and other information relating to our servicing duties, as described further under Part II, Item 8 “Financial Statements and Supplementary Data – Sale of Consumer Receivables.” We receive a fixed percentage of net collections in exchange for our services.

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

Scale Top-of-Funnel Conversion Efficiently

Our unique combination of diversified product and service offerings, content capabilities, deep data insights and marketplace assets drives a large top-of-funnel, which we continue to scale to efficiently acquire customers. During the year ended December 31, 2024, we had over 345 million Total Customer Inquiries, representing the aggregate number of MoneyLion mobile application installations, users who have registered via the MoneyLion website and number of submitted consumer applications for financial products across our marketplace business. This large top-of-funnel feeds into our highly efficient, capital-light customer acquisition approach that we believe presents us with a significant opportunity to effectively drive new customer growth at industry-leading low costs. As we expand our Enterprise Partner relationships (as described further below), we grow the connected network of high-intent consumers and product and service providers, resulting in lower costs to acquire customers compared to traditional performance marketing channels.

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

During the year ended December 31, 2024, we added approximately 6.4 million Total Customers and had 20.4 million Total Customers as of December 31, 2024, representing approximately 46% growth year-over-year. As we continue to scale and increase our market presence and brand awareness, we will have opportunities to further efficiently grow our top-of-funnel and enhance conversion by leveraging a sizable customer base and associated data that will expand our customer insights. In turn, this will allow us to innovate and offer even broader solutions to attract more customers to our platform at a lower cost.

Compound Our Data Advantage and Deliver Solutions with Innovative Technology

The foundation of MoneyLion is data. Our customers provide us with contextualized data to analyze so that we can grow our understanding of their financial circumstances, and we continually expand our rich datasets as consumers enter our funnel. Since inception, approximately 27.1 million bank accounts were linked on our platform and we had over 60 million unique consumer profiles across our platform. We ingest billions of transactional data points each day, and we are constantly analyzing this data through our 26 machine learning models to generate billions of inferences, categorizations and predictions per day that we distill into approximately 12,000 insights for each of our customers. With an ever-growing number of consumer touchpoints providing consumer information, qualification attributes, intent data and conversion statistics, we continue to strategically seek and build our proprietary knowledge and enhance the predictive value of our data, which in turn enables us to continue building robust products, services, tools and features.

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

Using these data insights and embracing technological innovation to power personalization, we have built an integrated technology platform designed to deliver optimal solutions for customers in both our Consumer and Enterprise businesses while reducing our costs and automating business processes to increase our efficiency and drive operating leverage. Crucially, these methods are not only used to enhance the experience in our Consumer platform, but are also provided to our Enterprise clients. We continually evaluate opportunities to apply and commercialize our distributable technology and our data advantage to help our partners optimize their marketplace integrations and competitiveness through, for instance, data products and analytics that help enhance conversions or flag fraud signals.

Expand Enterprise Partner Relationships and Broaden Our Product and Service Portfolio

Through our leading embedded marketplace solutions, we enable any company to add financial product and service offerings to their business, connecting consumers with the right offers when and where they choose to engage. As of December 31, 2024, we had over 1,300 Enterprise Partners, forming a powerful and efficient network of supply and demand that presents a positive value proposition for consumers and businesses alike.

We believe we have a significant opportunity to grow our Enterprise business and provide a best-in-class user experience by deepening our core verticals while expanding the breadth of our category offerings. In our core verticals, we are expanding our expertise and onboarding additional premiere partners, offering robust distribution capabilities and data-driven value-added services, which in turn provides additional opportunities for monetization. These deep verticals are complemented by a broad set of adjacent, high-value verticals that cover a wide range of diversified financial and non-financial solutions designed to address the needs of any and every consumer, which unlocks further expansion of our total addressable market. We remain focused on diversifying our product and revenue mix, which helps to mitigate the impact of macroeconomic downturns. Revenue from our personal loan vertical represented approximately 49% of our Enterprise marketplace revenue for the year ended December 31, 2024 compared to approximately 60% for the year ended December 31, 2023.

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

Our content strategy is to deliver in-context guidance and outcomes to our customers, not impersonal ads. Our holistic, customer-centric set of automated suggestions, insights and recommended actions across the entire spectrum of financial product discovery, saving, spending, borrowing and investing activities are driven by our deep knowledge of the customer, their peers and our customers’ own goals. Our goal is to organically grow our daily active user base and in support of this strategy, we have social features in the Discover feed to drive engagement and instill a sense of community, fostering conversations about money amongst our users through prompts and polls.

We are dedicated to addressing the needs of our customers not only by empowering them to manage their financial lives, but also by delivering an optimal customer digital experience and easy-to-use interface via the MoneyLion mobile application. To support customer satisfaction, we offer a searchable, self-service Frequently Asked Questions database within our Help Center, which is supplemented by chat, telephone and email support available 24 hours a day, 7 days a week via chatbot or live agent. As of December 31, 2024, we had received over 230,000 five-star ratings across all app stores, with a 4.7-star average on Apple, a 4.5-star average on Google and a 4.2-star average on TrustPilot, and had an overall Net Promoter Score of 58 for December 2024.

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

Our focus on forming deep customer relationships expands lifetime value as our lifecycle engine leverages our existing customer base, content strategy and breadth of first- and third-party products and services to drive overall product usage. As customers consume content and receive advice and guidance, we increase engagement for ourselves and our partners. In turn, we gain insights on how to optimize marketing opportunities and initiatives for us as well as our partners. By increasing incremental product adoption per customer, we drive revenue and revenue diversification and further enhance our profitability by lowering our cost to acquire and service customers. As of December 31, 2024, we had 20.4 million Total Customers who used 34.1 million Total Products, which translates to approximately 1.7 products per customer.

We also continue to expand our marketing efforts not only directly to consumers but to our Enterprise clients, leveraging relationships across our businesses to bolster our pipeline for our enterprise services, including content production capabilities, and pursue strategic partnerships for the entire MoneyLion ecosystem as it expands and matures.

Our Business Model

Revenue Overview

We categorize our revenue based on our Consumer and Enterprise businesses. For the year ended December 31, 2024, we generated $368.4 million of revenue from our Consumer business, representing 67.5% of total revenues, net, and $177.5 million of revenue from our Enterprise business, representing 32.5% of total revenues, net.

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

•
Membership Programs: We earn revenue from the subscription fees paid by our customers, which is reflected in membership subscription revenue. Certain membership programs also provide customers access to Credit Builder Loans from which we earn revenue from interest income, which is reflected in net interest income on finance receivables.

•
MoneyLion Managed Investing: We earn revenue from the monthly administrative fee paid by our customers on Managed Investing accounts, which is reflected in other consumer revenue.

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

Originated Receivables

A majority of receivables originated on our platform, including Credit Builder Loans and Instacash advances, are either sold to third-parties or funded through special purpose vehicle financings from third-party institutional lenders.

In September 2021, ROAR 1 SPV Finance LLC, an indirect wholly owned subsidiary of MoneyLion (the “ROAR 1 SPV Borrower”), entered into a $100 million credit agreement, which was subsequently increased to $135 million (the “ROAR 1 SPV Credit Facility”), with a lender for the funding of receivables, which secure the ROAR 1 SPV Credit Facility. In October 2024, the Company paid down the outstanding principal balance due under the ROAR 1 SPV Credit Facility and terminated the ROAR 1 SPV Credit Facility. In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned subsidiary of MoneyLion (the “ROAR 2 SPV Borrower”), entered into a $125 million credit agreement, which was subsequently reduced to $75 million (the “ROAR 2 SPV Credit Facility”), with a lender for the funding of receivables, which secure the ROAR 2 SPV Credit Facility. As of December 31, 2024, $51.6 million aggregate principal amount was outstanding under the ROAR 2 SPV Credit Facility. For additional information regarding ROAR 1 SPV Borrower and ROAR 2 SPV Borrower and the financing structure, see Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies — Variable Interest Entities.”

On June 30, 2024 (the “Closing Date”), ML Plus LLC, an indirect, wholly-owned subsidiary of the Company (the “Seller”), entered into a Master Receivables Purchase Agreement (the “Purchase Agreement”) with Sound Point Capital Management LP, as purchaser agent (“Sound Point”), and SP Main Street Funding I LLC and each additional purchaser from time to time party thereto, as purchasers (the “Purchasers”). The Purchase Agreement provides for the purchase, subject to certain conditions precedent, by the Purchasers from time to time during the term of the Purchase Agreement, on a committed basis, of a majority of the Company’s eligible Instacash receivables, subject to certain concentration limits, up to an aggregate facility limit of $175 million, which amount may be increased by up to $75 million. The obligations of the Seller under the Purchase Agreement will be guaranteed by MoneyLion Technologies Inc., a direct, wholly-owned subsidiary of the Company. The Purchase Agreement terminates on the two-year anniversary of the Closing Date and may be extended for an additional one-year period upon mutual agreement of the Seller and Sound Point.

Third-Party Providers

We rely on agreements with Pathward, DriveWealth, Zero Hash and other third-party providers to provide deposit accounts, debit card services, investment advisory services and digital asset-related services.

Banking Partners

Our RoarMoney demand deposit accounts and associated debit cards are currently issued by Pathward. Our partnership with Pathward allows us to provide deposit accounts and debit cards while complying with various federal, state and other laws. Pathward also sponsors access to debit networks and ACH for payment transactions, funding transactions and associated settlement of funds. Our subsidiary, ML Plus LLC, is party to an Account Servicing Agreement with Pathward (as amended from time to time, the “Account Servicing Agreement”). The term of the Account Servicing Agreement ends in January 2029, with automatic renewal for successive two-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least 180 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or Pathward may terminate the Account Servicing Agreement immediately upon written notice to the other party.

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

DriveWealth

Our MoneyLion Active Investing and MoneyLion Managed Investing offerings are currently reliant upon DriveWealth, a third-party broker-dealer partner. Under the terms of ML Wealth’s Amended and Restated Carrying Agreement with DriveWealth (as amended from time to time, the “Carrying Agreement”), DriveWealth provides brokerage and custodial services for the investment accounts facilitated through MoneyLion Active Investing and MoneyLion Managed Investing and executes orders successfully submitted by ML Wealth via its master trading account. The current term of the Carrying Agreement ends in October 2025, with automatic renewal for successive one-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least 60 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or DriveWealth may terminate the Carrying Agreement immediately upon written notice to the other party.

Under the terms of our arrangement with DriveWealth, our MoneyLion Active Investing and MoneyLion Managed Investing customers must sign a Customer Account Agreement with DriveWealth. DriveWealth maintains ultimate authority on whether to reject the opening of an account or to take any actions related to an account, including closing any account, liquidating the assets under an account or limiting the activities of any account, if DriveWealth deems it necessary to comply with applicable laws or if there is a reasonable risk-based justification for doing so. The Carrying Agreement does not prohibit DriveWealth from working with our competitors or from offering competing services, and DriveWealth currently provides similar services to a variety of other financial institutions.

Zero Hash

Our MoneyLion Crypto offering is currently reliant upon Zero Hash, a third-party regulated digital asset settlement and custody service provider. Under the terms of the Licensing and Cooperating Agreement with Zero Hash, entered into on March 26, 2021 (as amended from time to time, the “Licensing and Cooperating Agreement”), Zero Hash pays us a share of the fees that they earn from our customers in exchange for us enabling Zero Hash to effect digital currency-related transactions for our customers with RoarMoney accounts that reside in states where Zero Hash is authorized to conduct digital asset activities, which currently includes all U.S. states and the District of Columbia. As of December 31, 2024, the only digital assets available through MoneyLion Crypto were Bitcoin, Bitcoin Cash, Ether and Litecoin. We have evaluated and will continue to evaluate expanding the digital asset offerings available to our customers in light of, among other factors, customer demand, estimated costs, potential risks and applicable laws and regulatory guidance relating to different types of digital assets. Transactions in additional digital assets may only be made available through the MoneyLion Crypto account if mutually agreed between us and Zero Hash, and both we and Zero Hash must consent in writing before adding any additional digital assets to the program.

Under the terms of the Licensing and Cooperating Agreement, Zero Hash is primarily liable for its digital asset activities. We are not directly involved in any digital asset transactions or the exchange of fiat funds for digital assets taking place at or through Zero Hash, which provides all custody, trading and pricing of the digital assets. We enable Zero Hash to offer its services to MoneyLion Crypto customers through our platform; each customer opening a MoneyLion Crypto account is required to enter into a separate user agreement with Zero Hash (the “Zero Hash User Agreement”) to engage in the buying and selling of the available digital asset offerings. Our role is limited to passing instructions from MoneyLion Crypto customers to Pathward, as depository bank (that provides the RoarMoney demand deposit account) to instruct Pathward to transfer funds to Zero Hash for the digital asset transaction(s). The depository bank then sends, pursuant to the customer’s instructions, funds directly to Zero Hash.

Opening Zero Hash accounts, approving Zero Hash customers, the Zero Hash User Agreement, supervising Zero Hash accounts used for the custody of digital assets and the digital asset transactions themselves are all within the exclusive control of Zero Hash. Zero Hash maintains all liability for the money transmission, custody and transfer services provided pursuant to the Zero Hash User Agreement, and further assumes all liability with respect to their provision of digital asset services, the purchase and sale of digital assets, customer claims regarding Zero Hash’s settlement of digital assets and Zero Hash’s failure to comply with applicable law related to the trading, settlement and custodian services it provides to customers. Zero Hash is the custodian of all customer digital assets and utilizes omnibus wallets, generally on a per asset basis. Zero Hash sources digital assets from a set of liquidity providers upon each customer-requested transaction. However, the delivery of those assets may occasionally be delayed. To allow customers instant access to purchased digital assets, Zero Hash also holds an inventory of digital assets in omnibus wallets for the purpose of immediate delivery.

As we are not directly involved in the custody, trading or pricing of any digital assets and instead enable Zero Hash to offer its digital asset services to MoneyLion Crypto customers, we do not maintain insurance policies covering the digital assets in which MoneyLion Crypto customers transact. Our direct arrangement with Zero Hash obligates Zero Hash to maintain all applicable licenses and to comply with applicable law and also specifically requires Zero Hash to indemnify us for, among other things, all liabilities, losses, expenses and costs arising out of, in connection with or relating to (a) Zero Hash’s failure to perform or comply with the provisions of the agreement, (b) Zero Hash’s digital assets business and their provision of digital asset transaction services, (c) any claims or disputes between Zero Hash and a customer with respect to the purchase and sale of digital assets and (d) any failure by Zero Hash to comply with, or perform any action required by, applicable laws, rules and regulations. The Company understands from Zero Hash that all customer records are maintained in a Zero Hash ledger, reconciled daily and that assets are held 1:1 and are never leveraged. As a result, Zero Hash has not experienced disputes among customers since the full amount of custodied assets is always held for that customer. However, Zero Hash is not required to indemnify us or MoneyLion Crypto customers for any risk of loss related to customers’ underlying digital assets, nor is Zero Hash required to maintain an insurance policy with respect to the digital assets of MoneyLion Crypto customers custodied with Zero Hash. Zero Hash maintains both multi-party computation (i.e., "warm") wallets and cold wallets for the custody of customer digital assets. Zero Hash’s wallet technology provider, Fireblocks, is SOC 2 Type II certified by Ernst & Young and undergoes a SOC 2 Type II review on an annual basis, as well as regular penetration testing by third-party firms to evaluate the Fireblocks security architecture. Fireblocks also maintains an insurance policy which has coverage for technology, cyberattacks and professional liability and is rated “A” by A.M. Best based on the strength of the policy. Zero Hash has a custodial agreement with Coinbase Trust Company, LLC, which is based in the State of New York and chartered by the New York Department of Financial Services, for the provision of cold wallet storage and related services.

Zero Hash maintains separate insurance coverage for any risk of loss with respect to the digital assets that they custody on behalf of customers. Such insurance coverage is designed to help in the event of a covered loss but is not guaranteed to fully cover all custodied digital assets, and therefore as a result, customers who purchase digital assets through MoneyLion Crypto may suffer losses with respect to their digital assets that are not covered by insurance and for which no person is liable for damages and may have limited rights of legal recourse in the event of such loss. For additional information, see Part I, Item 1A “Risk Factors — Risks Relating to Regulation — States may require that we obtain licenses that apply to blockchain technologies and digital assets” and “Risk Factors — Risks Relating to Regulation — Due to unfamiliarity and negative publicity associated with digital asset-related businesses, existing and potential users of MoneyLion Crypto may lose confidence in digital asset-related products and services, which could negatively affect our business.”

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

Human Capital Resources

Two of the operating principles underpinning our mission include Win Together and Grow Together: we embrace our global footprint and diversity of opinions from technology, design, finance and business. To that end, one of our goals is to attract and retain the best employees by providing a transformative career experience, driving a high performance culture with a shared vision to give everyone the power to make their best financial decisions. As of December 31, 2024, we had a total of 575 full-time employees across all locations. Of our employees, approximately 20%, 51%, 8% and 1% are located in our New York City, Kuala Lumpur, Jersey City and Sioux Falls offices, respectively and the remaining approximately 20% work remotely. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be very strong and have not historically experienced any work stoppages.

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

Our total compensation and benefits programs are designed to attract and retain a talented and motivated employee base. The comprehensive benefits that we offer, including health and other insurance coverage, paid time off, a 401(K) retirement plan with employer matching and complimentary wellness memberships reflect our care for the well-being of our employees. We have a broad-based equity compensation program that aligns the interests of our employees to the long-term interests of our shareholders, as well as peer-based recognition and rewards, transparent incentive and promotion processes and resources dedicated to learning and development initiatives which reflect our investment in manager capability building.

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

ML Wealth: Regulation of Our Investment Adviser

We offer investment management services for MoneyLion Active Investing and MoneyLion Managed Investing customers through our wholly-owned subsidiary, ML Wealth. As a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), ML Wealth is subject to, among other things, anti-fraud provisions and fiduciary duties derived from the Advisers Act and various restrictions and obligations related to its dealings with clients and investments it manages. These requirements include maintaining effective and comprehensive compliance programs and written policies and procedures, record-keeping, reporting and disclosure, advertising and solicitation rules, safeguards for protecting client funds and securities, restrictions on advisory contract assignments and principal and agency cross trading, privacy protection regulations and anti-corruption rules.

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

MoneyLion Securities is also subject to Rule 15c3-1 (the “Uniform Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related self-regulatory organization requirements, which specifies minimum capital and debt-to-equity ratio requirements that measure the general financial soundness and liquidity of broker-dealers. If MoneyLion Securities fails to maintain specified levels of net capital, we could be subject to sanctions, which may include immediate suspension or revocation of registration, and suspension or expulsion. As of December 31, 2024, MoneyLion Securities was in compliance with the Uniform Net Capital Rule and had net capital in excess of the minimum requirements.

MoneyLion Crypto: Regulation of Zero Hash

General

We offer MoneyLion Crypto to our customers, which enables them to buy, sell and hold certain digital assets, through a partnership with Zero Hash. The Zero Hash entities are registered as money services businesses with the Financial Crimes Enforcement Network (“FinCEN”) and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California and Hawaii, where Zero Hash relies upon licensing exemptions and (ii) Montana, which does not currently have a money transmitter licensing requirement. Zero Hash currently engages in digital asset activities in all U.S. states and the District of Columbia.

Under the terms of our agreement with Zero Hash, we are not directly involved in any digital asset transactions or the exchange of fiat funds for digital assets at or through Zero Hash, and therefore, we do not currently expect to be subject to money services business, money transmitter licensing or other licensing or regulatory requirements specific to transactions relating to digital assets. However, federal and state laws and regulations applicable to digital assets remain uncertain and will continue to evolve, and changes to the applicable laws, regulations or guidance in this area may require us to meet additional licensing, registration or other requirements.

Analysis of Digital Assets as “Securities” under the U.S. Federal Securities Laws

A key question with respect to the trading of digital assets is whether the digital assets our customers transact in via MoneyLion Crypto are “securities” under the federal securities laws. Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and the Investment Company Act of 1940, as amended. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security, or offers and sales of a digital asset are securities transactions, by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security, or offers and sales of a digital asset qualifying as securities transactions, under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though recent arguments advanced in ongoing litigation may suggest that the SEC no longer believes the status of a digital asset can change over time. The SEC, through non-binding statements by senior officials and by action through delegated authority approving the exchange rule filings to list shares of trusts holding Bitcoin and Ether as commodity-based ETPs, appears to have implicitly taken the view that neither Bitcoin nor Ether is a security.

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

We have adapted our process for determining the federal securities law status of digital assets over time. As part of our federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. We continue to monitor the U.S. (and global) regulatory environment, and we expect our process to continuously evolve to take into account case law, facts and developments in technology, as regulatory guidance evolves.

The application of securities laws to the specific facts and circumstances of digital asset transactions is complex and subject to change, and therefore legal and regulatory risk will be an inherent feature of the MoneyLion Crypto business model until greater legal and regulatory certainty becomes possible. Our determination that each digital asset available on the MoneyLion Crypto platform is not a “security” for purposes of the U.S. federal securities laws is a “risk-based” assessment, not a legally binding determination on any regulatory body or court, and does not preclude legal or regulatory action. As a result, a particular digital asset that our customers transact in may in the future be found by the SEC, a federal court or a state securities regulator to be a security, or such transaction may be found to be a securities transaction, notwithstanding our prior determination. In addition, the SEC, a federal court or a state securities regulator may determine that a digital asset is a security, or that an offer or sale of a digital asset is a securities transaction, based on factors that are difficult to predict and/or are outside of our control, potentially including the actions of a third-party promoter. In that case, our prior determination, even if reasonable under the circumstances, would not preclude legal or regulatory enforcement action, or lawsuits brought by our clients and counterparties, based on the presence of a security.

The potential consequences of having engaged in a digital asset transaction in the U.S. or with U.S. clients and counterparties in which we did not, but in retrospect should have, treated the digital asset in question as a security, or the digital asset transaction as a securities transaction, would depend on the facts of the specific transaction. For example, if we brokered a trade or engaged in a principal transaction in an unregistered digital asset security, depending on the facts, it is possible that we could have acted as an unregistered broker or dealer or as an “underwriter” with respect to that digital asset security, incurring fines and other penalties for the failure to register as a broker-dealer with the SEC and for having engaged in an illegal unregistered securities transaction. A client or counterparty who purchased a digital asset in an illegal unregistered securities transaction in which we were involved could also, depending on the facts, have the right to rescind that transaction and to sue us for damages. Similarly, if we advised a client or counterparty in connection with the purchase or sale of a digital asset security, depending on the facts, we could incur fines and other penalties for the failure to register as an investment adviser, and our client or counterparty could also have a damages claim against us. The amount of fines, penalties and damages that we could incur as a result of having improperly transacted in digital asset securities could be significant enough to have a material adverse effect on our business, financial condition and results of operations.

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

Privacy and Security

Our business involves the collection, processing, use, storage, sharing and transmission of PII and other sensitive data, including customer and employee information, financial information and information about how customers interact with our platform. We maintain physical, administrative and technical safeguards that appropriately reflect the level of sensitivity of the data that we collect, process, use, store, share and transmit. We maintain physical security measures designed to guard against unauthorized access to systems and use additional safeguards such as firewalls and data encryption. We also enforce physical access controls to our facilities, and we restrict access to PII on a least privilege access model only for those employees or agents who require it to fulfill the responsibilities of their jobs.

To prevent fraud, we have built fraud detection capabilities to protect our customers and third-party providers. We establish the consumer’s identity following our "know your customer" or KYC protocols and further evaluate the consumer using our automated fraud model, and we will then either move forward in the approval processes or request additional data from the consumer. We continually monitor and refine our fraud model to respond to different fraud patterns. There are also secondary rules that, when triggered, are designed to ensure a transaction is sent to fraud investigators.

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

Intellectual Property

We rely on a combination of intellectual property rights, confidentiality procedures and contractual restrictions to establish, maintain and protect our proprietary rights both in the United States and in foreign jurisdictions. We own the domain name rights for, among other sites, moneylion.com, engine.tech, fiona.com and malkamedia.com, and as of December 31, 2024, we owned 22 U.S. registered trademarks, 4 internationally registered trademarks, 2 U.S. registered copyrights and had 4 U.S. trademark applications and 5 international trademark applications. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. In addition to the intellectual property that we own, we license certain third-party technologies and intellectual property, which are incorporated into some of our products and services. Failure to protect our intellectual property or other proprietary rights adequately could significantly harm our competitive position, business, financial condition and results of operations. See Part I, Item 1A “Risk Factors” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

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

In addition, even if our Enterprise platform effectively connects and matches consumers from our Channel Partners with offers from our Product Partners, our Product Partners may still reduce their marketing spend through our Enterprise platform. For example, adverse macroeconomic conditions have impacted and may continue to impact our Product Partners’ spend in the short-term and potentially in the long-term. During 2024, the continued high interest rate environment and increased cost of capital resulted in an ongoing decrease in marketing spend and tightened underwriting standards by our Product Partners in our personal loans vertical that negatively impacted our Enterprise revenue. If any of our Product Partners do not continue to place marketing spend on our Enterprise platform, we could experience a rapid decline in our Enterprise revenue over a relatively short period of time. Any factors that limit the amount that our Product Partners are willing to, and do, spend on marketing or advertising with us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We rely on agreements with Pathward, DriveWealth, Zero Hash and other third-party providers to provide deposit accounts, debit card services, investment advisory services and digital asset-related services. These agreements and corresponding regulations governing banks and financial institutions may give them substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for customers, and require us to comply with certain legal requirements. Our third-party providers’ discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Without these relationships, we would not be able to offer or service our deposit accounts, debit cards, investment accounts and digital asset accounts, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements.

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

We have evaluated and considered, and will continue to evaluate and consider, acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions. These transactions, including the currently proposed Merger with Gen, could be material to our financial condition and results of operations if consummated and will involve known and unknown risks, including:

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

Further, as the volume of consumer receivables facilitated through our platform increases and in order to support future business growth, we may require the expansion of our funding capacity under our existing funding arrangements or the addition of new sources of capital. We may also change our funding strategy over time depending on the attractiveness and availability of alternative funding structures. For example, we entered into a new forward flow purchase agreement on June 30, 2024, to finance the origination of Instacash advances, as described further under Part II, Item 8 "Financial Statements and Supplementary Data - Sale of Consumer Receivables." The availability and diversity of new funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control. In the event of a sudden or unexpected shortage of funds in the financial system, we may not be able to maintain necessary levels of funding without incurring high funding costs or a reduction in the term or size of funding instruments. In such a case, if we are unable to arrange new or alternative methods of financing on favorable terms, we would have to reduce our transaction volume or otherwise inhibit our business growth, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of the loans prior to their scheduled maturity. Certain of these covenants and restrictions limit our and our subsidiaries’ ability to, among other things: incur additional indebtedness; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; purchase or otherwise acquire assets or equity interests; modify organizational documents; enter into certain transactions with their affiliates; enter into restrictive agreements; engage in other business activities; and make investments. Our Credit Agreement that we entered into on November 25, 2024, with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the "SVB Credit Agreement"), also contains certain financial covenants with respect to minimum consolidated fixed charge coverage and maximum consolidated total leverage (each as defined therein).

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

Although we generated net income of $9.1 million for the year ended December 31, 2024, we generated a net loss of $45.2 million for the year ended December 31, 2023. As of December 31, 2024, we had a total accumulated deficit of $693.6 million. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business and generate greater operating cash flows in future periods in order to achieve profitability, which, even if achieved, we may be unable to maintain due to a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown events. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We intend to continue to invest in sales and marketing, technology and new products and services in order to enhance our brand recognition and our value proposition to our customers, and these additional costs will create further challenges to generating near-term profitability. In addition, general and administrative expenses may in the future increase to meet the increased compliance and other requirements associated with evolving regulatory requirements or other factors.

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

There is uncertainty about the prospects for growth in the U.S. economy impacted by a number of factors, including, but not limited to, rising government debt levels, potential government policy shifts, changing U.S. consumer spending patterns and changing expectations for inflation and deflation which may impact interest rates. During 2022 and 2023, the U.S. Federal Reserve raised benchmark interest rates eleven times, partially in response to increasing inflation and a strong labor market. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in sustained levels of high interest rates. Increased interest rates, which often lead to higher payment obligations, may adversely impact the spending level of consumers and their willingness and ability to borrow money, resulting in decreased borrower demand for our lending products or those provided by our Product Partners. A change in demand for our lending products or those provided by our Product Partners and any steps we may take to mitigate such change could impact credit quality and overall growth of our business. In addition, our Product Partners may tighten underwriting standards in high interest rate and inflationary environments, resulting in decreased lending supply, and therefore decreased revenue to us, in our personal loans vertical. During the year ended December 31, 2024, revenue from our personal loans vertical represented the majority of our Enterprise marketplace revenue. This concentration of revenue in the personal loans sector could heighten the impact of adverse macroeconomic conditions on our Enterprise business, which could materially and adversely affect financial condition, results of operations and cash flows. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan delinquencies, defaults, bankruptcies or foreclosures and charge-offs and decreased recoveries, all of which could negatively affect our business, financial condition, results of operations and cash flows.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions for the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Despite subsequent actions taken by the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC to ensure that all depositors of SVB had access to all of their cash deposits following the closure of SVB, uncertainty and liquidity concerns in the broader financial services industry remained. There is no guarantee that the U.S. Department of Treasury, the U.S. Federal Reserve and the FDIC will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all. The failure of banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

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

The timing, severity and duration of an economic downturn can have a material adverse effect on our ability to generate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may impact our business, financial condition, results of operations and cash flows by affecting our customers’ and clients’ willingness and capacity to use our products and services. These factors include interest rates, unemployment levels, the impact of seasonality, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, political developments and unrest, trade wars, fluctuating tariff rates, as well as events such as natural disasters, acts of war and other geopolitical developments (such as the ongoing conflicts between Ukraine and Russia and in the Middle East), terrorism, catastrophes and pandemics such as the COVID-19 pandemic or other similar epidemics or adverse public health developments. In addition, adverse macroeconomic conditions may cause our Product Partners to reduce their marketing spend or advertising on our platform, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse macroeconomic conditions may also have the effect of heightening many of the other risks described herein. In particular, the ongoing conflicts between Ukraine and Russia and in the Middle East could amplify disruptions to the financial and credit markets, increase risks of an information security or operational technology incident, cause cost fluctuations to us or third parties upon which we rely and increase costs to ensure compliance with global and local laws and regulations. The occurrence of any of these risks could adversely impact our business and financial results.

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

Many new customers on our platform have limited or no credit history and limited financial resources. Accordingly, such customers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, potentially impacting our ability to make accurate assessments or decisions about our customers’ ability to pay for loans, repay cash advances or pay for other products and services we provide. In addition, major medical expenses, divorce, death or other issues that affect customers could affect a customer’s willingness or ability to make payments on their loans, repayments on their advances or engage in investing activities. If borrowers default on loans facilitated on our Consumer platform, the cost to service these loans may also increase without a corresponding increase in revenue earned from lending operations and the value of the loans could decline. Any sustained decline in demand for loans, cash advances or other products and services we offer, or any increase in delinquencies or defaults that result from economic downturns, may harm our ability to maintain robust volumes for our business, which would adversely affect our financial condition and results of operations. For the year ended December 31, 2024, for the partially or fully secured personal loans provided through our Credit Builder program, the average 30+ day delinquency rate was 2.4% (representing uncovered past due balances divided by total principal) and the average monthly net charge-off rate was 1.2%. For the year ended December 31, 2024, the non-repayment rate for advances provided through our Instacash product was 4.0%. See Part I, Item 1 “Business — Our Platform — Consumer — Our Financial Products and Services.”

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

Due to unfamiliarity and negative publicity associated with digital asset-related businesses, existing and potential users of MoneyLion Crypto may lose confidence in digital asset-related products and services, which could negatively affect our business.

Digital assets and related products and services are relatively new. Since the inception of digital assets, various market participants and platforms have gone bankrupt, been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, the customers of these platforms were not compensated or made whole for their losses. Digital asset platforms are appealing targets for hackers and malware, and may also be more likely to be targets of regulatory enforcement actions. In February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. The failure of several prominent digital trading venues and lending platforms, such as FTX, Celsius Networks, Voyager, and Three Arrows Capital, in 2022 impacted and may continue to impact the markets for digital assets. In addition, there have been reports that a significant amount of digital asset trading volume on digital asset platforms is fabricated and false in nature, with a specific focus on unregulated platforms located outside the United States.

Negative perception, a lack of stability and standardized regulation in the digital asset markets, and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may continue to reduce confidence or interest in digital assets and result in greater volatility of the prices of assets, including significant depreciation in value. Other impacts include, but are not limited to, the ongoing financial distress and bankruptcy of certain digital asset market participants, reputational harm to digital asset market participants, heightened scrutiny by regulators and lawmakers, and calls for increased regulation of digital assets. While we do not have any known material financial exposure to other digital asset market participants that faced insolvency and liquidity issues, experienced excessive redemptions or suspended redemptions or withdrawals of digital assets, allegedly mishandled customer funds, or experienced significant corporate compliance failures, existing and potential users of MoneyLion Crypto may lose confidence in digital asset-related products and services, which could negatively affect or cause reputational harm to our business.

Risks Relating to Information Security

Cyberattacks, data security breaches or other similar incidents or disruptions suffered by us or third parties upon which we rely could have a material adverse effect on our business, harm our reputation and expose us to public scrutiny or liability.

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our customers and prospective customers, including data provided by and related to consumers and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers that require us to share customer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to actual or threatened external or internal security breaches; acts of vandalism, theft, fraud or misconduct on the part of employees, other internal sources or third parties; computer viruses or malware; phishing attacks; internet interruptions; disruptions or losses; misplaced or lost data; ransomware; unauthorized encryption; denial-of-service attacks; social engineering; unauthorized access; spam or other attacks; natural disasters; fires; terrorism; war; telecommunications or electrical interruptions or failures; programming or human errors or malfeasance; and other similar malicious or inadvertent disruptions or events. We and our third-party service providers from time to time have experienced and may in the future continue to experience such instances, and we may experience heightened risks of cyberattacks and other security breaches or disruptions as a result of the ongoing unification efforts to integrate certain legacy IT infrastructure and systems of MALKA and Even Financial Inc. (now Engine by MoneyLion). The scale and effectiveness of such attacks or attempts may be further enhanced by the use of AI. The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in legal claims or proceedings, significant legal and financial exposure, supervisory liability under U.S. federal or state or non-U.S. laws regarding the privacy and protection of information, including PII, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.

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

Intellectual property and other proprietary rights are important to the success of our business, and our trademarks, trade names and service marks have significant value to our brand. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology. We rely on both registrations and common law protections for our trademarks. As of December 31, 2024, we owned 22 U.S. registered trademarks, 4 internationally registered trademarks, 2 U.S. registered copyrights and had 4 U.S. trademark applications and 5 international trademark applications. We also own the domain name rights for, among other sites, moneylion.com, engine.tech, fiona.com and malkamedia.com. Nonetheless, the steps we take to obtain, maintain, protect and enforce our intellectual property and other proprietary rights may be inadequate, and we cannot guarantee that any future patent, trademark or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights or provide us with any competitive advantage. The legal standards relating to the validity, enforceability and scope of protection of intellectual property and other proprietary rights are uncertain and still evolving. Changes to U.S. or foreign intellectual property laws and regulations may also jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection, including for some of our business methods.

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

We maintain an enterprise-wide compliance program designed to enable us to comply with all applicable anti-money laundering, anti-terrorism financing and economic sanctions laws and regulations, including the BSA, as amended by the USA PATRIOT Act of 2001, and its implementing regulations. This compliance program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and prevent our platform from being used to facilitate business in countries or with persons or entities that are the subject of sanctions administered by OFAC and equivalent international authorities or that are otherwise the target of sanctions. These controls include procedures and processes to detect and report potentially suspicious transactions, perform customer due diligence, respond to requests from law enforcement and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Certain of our subsidiaries may be “financial institutions” under the BSA that are required to establish and maintain a BSA/AML compliance program. Additionally, we are required to maintain a BSA/AML compliance program under our agreements with our third-party partners, and certain state regulatory agencies have intimated they expect such program to be in place and followed.

We cannot provide any assurance that our compliance programs and controls will be effective to ensure compliance with all applicable anti-money laundering, anti-terrorism financing and economic sanctions laws and regulations we are required to comply with, and our failure to comply with these laws and regulations could result in a breach and termination of our agreements with our third-party partners, criticism, fines or other penalties by governmental agencies or any other adverse consequences, which would have a material adverse effect on our business, financial condition and results of operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We have in the past identified, and may in the future identify one or more, material weaknesses in our internal control over financial reporting. For information with respect to certain previously identified material weaknesses, see Part II, Item 9A “Controls and Procedures.” The measures that we have taken to date, and any measures we may take in the future, may not be sufficient to avoid potential future material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable NYSE listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. In addition, ineffective disclosure controls and procedures and internal controls over financial reporting could subject us to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the remediation of the material weaknesses and the restatements and increased scrutiny of the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to penalties. In addition, we could face increased potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among other things, the restatements, the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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

We may be limited in the portion of net operating loss carryforwards (“NOLs”) that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Any changes to the federal or state tax laws that reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. In addition, a lack of future taxable income would adversely affect our ability to utilize our NOLs. Our tax attributes as of December 31, 2024 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. Furthermore, under Section 382 of the Internal Revenue Code (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law.

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

Changes in the laws, regulations and enforcement priorities applicable to our business, including reexamination of current enforcement practices, could have a material and adverse impact on our business, financial condition, results of operations and cash flows. We may not be able to respond quickly or effectively to regulatory, legislative and other developments. In particular, the regulatory landscape regarding earned wage access products (including our Instacash product) is uncertain and evolving given rapid growth in the use of earned wage access products in recent years. State and federal regulators, may in the future launch inquiries, reviews or similar investigations or issue new, or change or interpret, regulations or rules relating to earned wage access products, which could result in additional compliance requirements and other risks relating to our current and past business activities as described herein. For instance, on July 18, 2024, the CFPB issued a proposed interpretive rule, which, if finalized in its proposed form, would characterize certain earned wage access products as consumer loans subject to the Truth in Lending Act. It is possible that we could incur additional operational costs relating to our Instacash product and that other risks described herein could be heightened if the interpretive rule becomes final. State and federal regulators could also launch inquiries, reviews or similar investigations into our Instacash product.

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

New laws, regulations, rules, guidance and policies could require us to incur significant expenses to ensure compliance, adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of key personnel or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources or devote significant management attention in order to make any necessary changes. For example, the regulatory frameworks for an open banking paradigm and AI and machine learning technology are evolving and remain uncertain. It is possible that new laws and regulations will be adopted in the U.S., or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use consumer data, AI and machine learning technology, including with respect to fair lending laws. For additional information regarding risks related to the use of AI, see “— Risks Relating to Regulation — We utilize AI, which could expose us to liability or adversely affect our business.”

We utilize AI, which could expose us to liability or adversely affect our business.

We are continuing to incorporate novel uses of AI, including generative AI, into our products and services. However, there are significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our products and services or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which our AI tools rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

Our collection, use, and transmission of PII and other sensitive data is subject to stringent and changing state and federal laws, and regulations, and could give rise to liabilities as a result of our failure or perceived failure to comply with such laws and regulations or adhere to the privacy and data protection practices that we articulate to our customers.

In the course of our operations and the processing of transactions, we collect, process, use, store, share and/or transmit a large volume of PII (some of which is considered "sensitive" data under applicable privacy laws) from customers, and employees, across multiple jurisdictions. The regulatory framework for privacy issues in the United States is rapidly evolving and is likely to remain uncertain for the foreseeable future. We are presently subject to numerous federal and state laws and regulations regarding privacy, data security and the collection, and handling of PII and sensitive data. For example, at the federal level, the GLBA (along with its implementing regulations) requires disclosures to consumers about our handling of their nonpublic personal information and empowers consumers to place restrictions on, or opt out of, our sharing nonpublic personal information with affiliated and nonaffiliated their parties for various purposes.

Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. Because the Company is subject to the GLBA, we are currently granted an entity-level exception from compliance with the vast majority of comprehensive state privacy laws. However, certain states grant this exception at the data-level only, meaning that our business must comply with these laws with respect to all PII that does not strictly qualify as GLBA-covered consumer financial information. Such consumer privacy legislation adds additional complexity and restrictions to our operations, which may impact business strategies and the availability of previously useful data. Compliance with these laws requires additional investment of resources into compliance programs and could result in increased compliance costs and/or changes to business practices and policies, including, possibly, limitations on our ability to provide certain products and services, which could adversely affect our profitability.

Additionally, our investment adviser, ML Wealth, and broker-dealer, MoneyLion Securities LLC, are subject to SEC Regulation S-P, which requires that covered institutions maintain policies and procedures addressing the protection of consumer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of consumer records and information and against unauthorized access to or use of consumer records or information. Regulation S-P also requires covered institutions to provide initial and annual privacy notices to consumers describing information sharing policies and informing consumers of their rights.

Because the interpretation and application of many privacy and data protection laws is uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, government actions, consumer and merchant actions, and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our consumers or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected consumers or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party partners, service providers or vendors with which we share consumer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition, results of operations and cash flows.

The highly regulated environment in which our third-party financial institution partners operate may subject us to regulation and could have an adverse effect on our business, financial condition, results of operations and cash flows.

Certain of our third-party partners are subject to federal and state supervision and regulation, which may limit their operations significantly and impact the methods by which they conduct business. In particular, bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Compliance with laws and regulations can be difficult and costly, and the adoption of new laws and changes to, or repeal of, existing laws can impose additional compliance requirements. Regulatory requirements affect our third-party partners’ banking, investment and digital asset practices, among other aspects of their business, and restrict transactions between us and our third-party partners. Regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our current and prospective third-party partners.

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

We currently offer certain digital assets-related products and services available to our customers through Zero Hash. The Zero Hash entities are registered as money services businesses and have the necessary state-level licenses for engaging in digital assets activities where the Zero Hash services are offered. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain technologies, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. Treatment of virtual currencies continues to evolve under federal and state law. Many U.S. regulators, including the SEC, the FinCEN, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”) and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements, pursued cases against businesses in the digital assets space or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating digital assets as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of digital assets. The CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. To the extent that certain virtual currencies are deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”), or if proposed legislation passes which grants the CFTC jurisdiction over spot digital asset trading beyond its current limited power to bring actions for fraud and manipulation, we may be subject to additional regulation under the CEA and CFTC regulations.

Foreign, federal, state and local regulators revisit and update their laws and policies on blockchain technologies and digital assets and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by federal or state government agencies, or any new legislation, may impose significant costs or restrictions on our ability to conduct business, significantly affect or change the manner in which we currently conduct some aspects of our business or impact our business in unforeseeable ways. Regulatory or enforcement action in this area have been common. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities in 2018, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. In addition, in 2024, the SEC approved certain spot Bitcoin and Ethereum ETFs for listing and trading while noting that their approval was not signaling anything about the SEC’s views as to the status of digital assets under federal securities laws. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. As we facilitate our customers’ purchase and sale of digital assets, if the SEC alleges that any digital assets we offer are securities, we could be viewed as operating as an unregistered broker-dealer and could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm and potential loss of revenue. Our personnel could also become disqualified from associating with a broker-dealer, which could adversely affect our business. See Part I, Item 1 “Business— Our Platform — Consumer — Our Financial Products and Services — MoneyLion Crypto.”

States may require that we obtain licenses that apply to blockchain technologies and digital assets.

Under the terms of our agreement with Zero Hash, we are not directly involved in any digital asset transactions or the exchange of fiat funds for digital asset at or through Zero Hash, and therefore, we do not currently expect to be subject to money services business, money transmitter licensing or other licensing or regulatory requirements specific to transactions relating to virtual currencies. However, state and federal regulatory frameworks around virtual currencies continue to evolve and are subject to interpretation and change, which may subject us to additional licensing and other requirements. The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California and Hawaii, where Zero Hash relies upon licensing exemptions; and (ii) Montana, which does not currently have a money transmitter licensing requirement. The Zero Hash entities currently engage in digital asset activities in all U.S. states and the District of Columbia.

As we are not directly involved in the custody, trading or pricing of any digital assets and instead enable Zero Hash to offer its digital asset services to MoneyLion Crypto customers, we do not maintain insurance policies covering the digital assets in which MoneyLion Crypto customers transact. In addition, while our agreement with Zero Hash requires Zero Hash to indemnify us for, among other things, all liabilities, losses, expenses and costs arising out of, in connection with or relating to (a) Zero Hash’s failure to perform or comply with the provisions of the agreement, (b) Zero Hash’s digital asset business and their provision of digital asset transaction services, (c) any claims or disputes between Zero Hash and a customer with respect to the purchase and sale of digital asset and (d) any failure by Zero Hash to comply with, or perform any action required by, applicable laws, rules and regulations, it does not require Zero Hash to indemnify us or MoneyLion Crypto customers for any risk of loss related to customers’ underlying digital assets, nor does it require Zero Hash to maintain an insurance policy with respect to the digital assets of MoneyLion Crypto customers custodied with Zero Hash. Zero Hash’s wallet technology provider, Fireblocks Inc. (“Fireblocks”), is SOC 2 Type II certified by Ernst & Young and undergoes a SOC 2 Type II review on an annual basis, as well as regular penetration testing by third-party firms to evaluate the Fireblocks security architecture. Fireblocks also maintains an insurance policy which has coverage for technology, cyberattacks and professional liability and is rated “A” by A.M. Best based on the strength of the policy. However, Zero Hash does not maintain separate insurance coverage for any risk of loss with respect to the digital assets that they custody on behalf of customers. As a result, customers who purchase digital assets through MoneyLion Crypto may suffer losses with respect to their digital assets that are not covered by insurance and for which no person is liable for damages and may have limited rights of legal recourse in the event of such loss. For additional information regarding our arrangement with Zero Hash, see Part I, Item 1 “Business — Our Business Model — Third-Party Providers — Zero Hash.”

In the case of virtual currencies, state regulators such as the NYSDFS have created regulatory frameworks. For example, in July 2014, the NYSDFS proposed the first U.S. regulatory framework for licensing participants in digital asset business activity. The regulations, known as the “BitLicense” (23 NYCRR Part 200), are intended to focus on consumer protection. The NYSDFS issued its final BitLicense regulatory framework in June 2015. The BitLicense regulates the conduct of businesses that are involved in virtual currencies in New York or with New York consumers and prohibits any person or entity involved in such activity from conducting such activities without a license. Zero Hash LLC has received a BitLicense and is approved to conduct digital asset business activity in New York by the NYSDFS.

Other states may adopt similar statutes and regulations which will require us or our partners to obtain a license to conduct digital asset activities. Effective August 1, 2020, Louisiana adopted the Virtual Currency Business Act, which requires an operator of a virtual currency business to obtain a virtual currency license to conduct business in Louisiana, and the Louisiana Office of Financial Institutions issued related guidance in December 2021. In 2023, California adopted the Digital Financial Assets Law, under which, effective July 1, 2026, the California Department of Financial Protection and Innovation is expected to adopt a regulatory framework for licensing companies that seek to engage in digital financial asset business activity. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as Alabama, North Carolina and Washington, have amended their state’s statutes to include virtual currencies in existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain digital asset business activities.

It is likely that, as blockchain technologies and the use of virtual currencies continues to grow, additional states will take steps to monitor the developing industry and may require us or our regulated partners to obtain additional licenses in connection with our digital asset activity.

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

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

●	operating results failing to meet the expectations of securities analysts or investors in a particular period and changes in the market’s expectations about our operating results;

●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;

●	operating and stock price performance of other companies that investors deem comparable to us, including our competitors;

●	our ability to market new and enhanced products and services on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	changes in the volume of shares of Class A Common Stock available for public sale;

●	any major change in our Board of Directors or management;

●	sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

●	entry into and competition of strategic transactions or acquisitions, including the Merger Agreement with Gen; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

We have never declared or paid a cash dividend on the Class A Common Stock. We have no current intention to declare or pay cash dividends on the Class A Common Stock in the foreseeable future. In addition, the SVB Credit Agreement contains certain restrictions on our ability to pay dividends. See Part II, Item 8 “Financial Statements and Supplementary Data — Debt” in this Annual Report on Form 10-K. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of the Board of Directors. As a result, capital appreciation, if any, of the Class A Common Stock will be the sole source of gain for the foreseeable future for holders of the Class A Common Stock.

Our warrants are exercisable for Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2024, there were 17,499,889 Public Warrants and 8,100,000 Private Warrants outstanding, each exercisable for 1/30th of a share of Class A Common Stock at an exercise price of $345.00 per whole share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Class A Common Stock, the impact of which is increased as the value of our stock price increases.

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

The pendency of the proposed Merger with Gen may cause disruption in our business.

The Merger Agreement related to the proposed Merger with Gen restricts us from taking specified actions without Gen’s consent until the Merger is completed or the Merger Agreement is terminated, including making certain acquisitions or investments, incurring certain indebtedness, making certain capital expenditures in excess of a specified threshold, amending or modifying certain material contracts, divesting certain assets (including certain intellectual property rights), and making certain changes to personnel and employee compensation. These restrictions and others more fully described in the Merger Agreement may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.

The pendency of the proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including distributors, advertisers and content providers, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. During this period, we may also face challenges in accessing debt or equity markets on favorable terms, or at all, including due to restrictions on our ability to incur debt contained in the Merger Agreement.

The pursuit of the Merger may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The substantial majority of these costs will be nonrecurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. We may also become subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.

Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.

We currently anticipate the Merger will be completed in the first half of Gen's fiscal year 2026 (April 1 through September 30, 2025), but the Merger cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Merger is subject to numerous closing conditions, including approval by the Company’s stockholders and receipt of certain regulatory approvals from governmental authorities. In addition, either we or Gen may terminate the Merger Agreement under certain circumstances, including if the Merger is not completed by the end date determined pursuant to the Merger Agreement. Governmental authorities may not approve the Merger, may impose conditions to the approval of the Merger, or may require changes to the terms of the Merger. Any such conditions or changes could have the effect of delaying or preventing completion of the Merger, imposing costs on or limiting the revenues of the combined company following the Merger, or otherwise reducing the anticipated benefits of the Merger. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger. The satisfaction of the required closing conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:

•
we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed;

•
we may experience negative reactions from employees, customers, suppliers or other third parties;

•
we may be subject to litigation, which could result in significant costs and expenses;

•
management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to the Company; and

•
our costs of pursuing the Merger may be higher than anticipated.

In addition to the above risks, we may be required, under certain circumstances, to pay Gen a termination fee equal to approximately $41 million and/or to reimburse or indemnify Gen for certain of its expenses. If the Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial condition, results of operations or cash flows.

Our directors and officers may have interests in the Merger different from the interests of our stockholders.

Certain of our directors and executive officers negotiated the terms of the Merger Agreement. Our directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our stockholders. These interests include, but are not limited to, the continued employment of certain of our executive officers by the combined company, severance arrangements and employment terms linked to the Merger and other rights held by our directors and executive officers, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses to our directors and officers.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us.

The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate, propose, knowingly induce the making, submission of announcement of, or knowingly encourage, facilitate or assist, any inquiry, proposal, indication of interest or offer that constitutes or would reasonably be expected to lead to an alternative acquisition proposal. In addition, following our receipt of any alternative transaction proposal that constitutes a Superior Proposal (as defined in the Merger Agreement), Gen would have an opportunity to offer to modify the terms of the Merger Agreement before our board may qualify or modify in a manner adverse to Gen its recommendation with respect to the Merger and before we may terminate the Merger Agreement. If, among other circumstances, the Merger Agreement is terminated by us to enter into a Superior Proposal or by Gen if our board withholds, withdraws, amends or fails to make when required, or qualifies or modifies in a manner adverse to Gen, its recommendation with respect to the Merger or takes certain similar actions, we would be required to pay a termination fee of approximately $41 million to Gen, as contemplated by the Merger Agreement. As of January 24, 2025, the “go-shop” period expired as we did not receive a Superior Proposal. These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring or combining with all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. In addition, our third-party service providers and other partners face similar cybersecurity threats, and although we assess these third parties’ cybersecurity controls through a cybersecurity assessment, which may include a cybersecurity questionnaire depending on our risk evaluation, and include security and privacy addendums to our contracts where applicable, a cybersecurity incident any of these entities could materially adversely affect our operations, performance and results of operations. For more information about these risks, please see “Risk Factors – Risks Relating to Information Security – Cyberattacks, data security breaches or other similar incidents or disruptions suffered by us or third parties upon which we rely could have a material adverse effect on our business, harm our reputation and expose us to public scrutiny or liability” in this Annual Report on Form 10-K.

Item 2. Properties

Facilities

Our principal corporate headquarters are located in New York City. We lease all our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it become necessary, suitable additional or alternative space will be available to accommodate our operations. The square footage leased as of December 31, 2024 in each of the Company's office locations is as follows:

Location	Approximate Square Footage
New York, New York (Including Headquarters) (1)	58,839
Jersey City, New Jersey(1)	34,418
Kuala Lumpur, Malaysia	27,698
Sioux Falls, South Dakota	2,160

(1)
Approximately 12,765 square feet of our leased facilities in New York, New York have been subleased to other tenants. Approximately 4,670 square feet of our leased facilities in Jersey City, New Jersey have been subleased to other tenants.

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

We have determined, based on our current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described below, would not have a material adverse effect on our business, financial position, results of operations or cash flows. As of December 31, 2024, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to our business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

CFPB Litigation

On September 29, 2022, the CFPB initiated a civil action in the United States District Court for the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc., ML Plus LLC and the Company's 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, the Company moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On June 13, 2023, the CFPB filed its first amended complaint, alleging substantially similar claims as those asserted in its initial complaint. On July 11, 2023, the Company moved to dismiss the lawsuit, again asserting various constitutional and merit-based arguments. On October 9, 2023, the Company moved for a stay of the action pending a decision from the United States Supreme Court in CFPB v. Community Financial Services Association of America, Ltd., No. 22-448 (U.S. argued Oct. 3, 2023) (“CFSA”). On December 1, 2023, the Court issued an order granting the Company's motion and staying the action pending the United State Supreme Court’s decision in CFSA. On May 16, 2024, the Supreme Court decided CFSA. Accordingly, the Company's motion to dismiss is now pending with the SDNY. The Company continues to maintain that the CFPB’s claims are meritless and is vigorously defending against the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

MALKA Seller Members Litigation

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing the acquisition of MALKA (the “MALKA Acquisition”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and filed counterclaims against the Seller Members, alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. Separately, on November 3, 2023, the Seller Members moved to dismiss the Company’s amended counterclaims and third-party complaint. On May 14, 2024, the SDNY denied the Seller Members’ motion to dismiss with respect to the Company’s counterclaims alleging fraud, negligent misrepresentation, breach of fiduciary duty and certain conversion and breach of contract claims. The SDNY dismissed certain of the Company’s counterclaims relating to declaratory judgment, unjust enrichment and conversion as duplicative of the fraud and misrepresentation counterclaims, as well as certain other breach of contract counterclaims. The SDNY has scheduled trial to begin at the end of March 2025. The Company continues to vigorously pursue its remaining counterclaims and defend against the Seller Members’ claims, which the Company believes are meritless. However, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock and Public Warrants are currently listed on the NYSE under the symbols “ML” and “ML WS,” respectively.

Holders

As of February 20, 2025, there were 146 holders of record of Class A Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock are held of record by banks, brokers and other financial institutions.

Dividend Information

We do not currently pay any cash dividends on the Class A Common Stock. The declaration and amount of all dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, contractual restrictions, legal requirements, regulatory constraints, industry practice and other factors the Board of Directors deems relevant. We can give no assurances that we will pay a dividend in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters” for information related to securities authorized for issuance under the Company's equity compensation plans.

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

The graph below compares the cumulative total return of Class A Common Stock from September 23, 2021, the date on which the Class A Common Stock commenced trading on the NYSE, through December 31, 2024, with the comparable cumulative return of two indices, the S&P SmallCap 600 and the F-Prime Fintech Index. The performance graph and table assume an initial investment of $100 on September 23, 2021. We have not paid any cash dividends on the Class A Common Stock and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

	MoneyLion	S&P SmallCap 600	F-Prime Fintech Index
September 23, 2021	$100.00	$100.00	$100.00
December 31, 2021	40.30	106.29	86.61
December 31, 2022	6.20	89.18	28.46
December 31, 2023	20.90	103.50	61.09
December 31, 2024	28.67	112.50	79.38

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Our purchases of our Class A Common Stock during the quarterly period ended December 31, 2024 were as follows:

	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2024 - October 31, 2024	5,833	$37.24	30,238	$18,807
November 1, 2024 - November 30, 2024	—	—	—	$18,807
December 1, 2024 - December 31, 2024	—	—	—	$18,807
Total	5,833	$37.24	30,238

(1) On August 26, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $20.0 million of Class A Common Stock. All shares repurchased during the quarterly period ended December 31, 2024 were repurchased as part of the Repurchase Program. The Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, has no fixed expiration date and may be modified, suspended or discontinued at any time at our discretion. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Repurchase Program” for additional information.

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

We have purposefully built our platform to help consumers navigate all of their financial inflection points, combining our deep first-party product expertise, engaging content, marketplaces, innovative technology, data and AI capabilities to create the ultimate marketplace solution. As of December 31, 2024, we had 20.4 million Total Customers who used 34.1 million Total Products and over 1,300 Enterprise Partners in our network. We strategically employ comprehensive, data-driven analytics and cutting-edge technology to enhance our platform, creating personalized experiences for our users based on our rich datasets. Utilizing innovative approaches to financial guidance that engage and educate our users within a peer community, we seek to empower consumers to take control of their financial lives.

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
•
Membership Programs: We earn revenue from the subscription fee paid by our customers, which is reflected in membership subscription revenue. Certain membership programs also provide customers access to Credit Builder Loans from which we earn revenue from interest income, which is reflected in net interest income on finance receivables.
•
MoneyLion Managed Investing: We earn revenue from the monthly administrative fee paid by our customers on Managed Investing accounts, which is reflected in other consumer revenue.
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

Recent Developments

SVB Term Loans—On November 25, 2024 (the “SVB Closing Date”), the Company and MoneyLion Technologies Inc. entered into a Credit Agreement (the “SVB Credit Agreement”) with the several lenders from time to time party thereto (the “SVB Lenders”), and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as administrative agent and lead arranger, which provides for a $70.0 million aggregate principal amount of term loans (the “SVB Term Loans”), available to be drawn at the SVB Closing Date.

In connection with the foregoing, the Company borrowed SVB Term Loans in an aggregate principal amount of $70.0 million. Proceeds of the SVB Term Loans were used (a) to repay in full the approximately $65 million aggregate principal amount outstanding under the Monroe Term Loans, as defined in Part II, Item 8 “Financial Statements and Supplementary Data – Debt,” including accrued and unpaid interest and related fees, (b) to pay transaction-related fees and expenses and (c) for ongoing working capital and general corporate purposes of the Company and its subsidiaries.

In connection with the entry into the Credit Agreement and the repayment in full of the approximately $65.0 million aggregate principal amount outstanding under the Monroe Term Loans, plus accrued and unpaid interest and related fees, with a portion of the proceeds of the SVB Term Loans, the Company terminated the agreement related to the Monroe Terms Loans. The settlement of the Monroe Term Loans was accounted for as a debt extinguishment resulting in total expense recognized of approximately $1,426 thousand, comprised of settlement fees and the write off of unamortized deferred financing costs.

The SVB Term Loans bear annual interest, payable at least quarterly, at a floating rate measured by reference to, at the Company’s option, either (a) a base rate then in effect (equal to the greater of (i) the federal funds effective rate plus 0.50%, (ii) the prime rate, and (iii) an adjusted one-month Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%) plus 1.00%) plus an applicable margin ranging from 0.50% to 2.00% per annum, depending on the Company’s “Consolidated Total Leverage Ratio” (as such term is defined in the SVB Credit Agreement) or (b) an adjusted one-month, three-month or six-month SOFR (subject to a floor of 0.00%) plus an applicable margin ranging from 1.50% to 3.00% per annum, depending on the Company’s Consolidated Total Leverage Ratio. The interest rate on the SVB Term Loans as of December 31, 2024 was 6.05%.

The SVB Term Loans mature on November 25, 2029. Pursuant to the SVB Credit Agreement, the Company is required to repay the SVB Term Loans in quarterly installments on the last day of each March, June, September and December, commencing March 31, 2025, and ending with the last such day to occur prior to the maturity date, in an amount on each such quarterly date that would result in amortization of (a) 5.00% per annum of the SVB Term Loans in the first full year following commencement of amortization, (b) 7.5% per annum of the SVB Term Loans in each of the second and third full years following commencement of amortization, and (c) 10.00% per annum of the SVB Term Loans in each of the fourth and fifth full years (or portion thereof) following commencement of amortization. The SVB Term Loans may be prepaid at the Company’s option at any time, in minimum principal amounts, and are subject to mandatory prepayment in an amount equal to 100% of the net cash proceeds upon the occurrence of certain asset dispositions, recovery events and debt incurrences, in each case as specified in the SVB Credit Agreement and, in the case of such asset sales and recovery events, subject to certain reinvestment rights as set forth in the SVB Credit Agreement.

For more information, see Part II, Item 8 “Financial Statements and Supplementary Data – Debt.”

Proposed Merger with Gen Digital Inc. — On December 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gen Digital Inc., a Delaware corporation (“Gen”), and Maverick Group Holdings, Inc., a wholly owned subsidiary of Gen (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Gen (the “Merger”).

The below summary of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which is attached to this Annual Report on Form 10-K as Exhibit 2.4.

Effect on Capital Stock — Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company, (“Class A Common Stock”) that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of Class A Common Stock that are held by the Company as treasury stock or owned by Gen, any shares of Class A Common Stock with respect to which a no transfer order has been placed with the Company’s transfer agent as of the date of the Merger Agreement that remains in place immediately prior to the Effective Time, and any shares of Class A Common Stock as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished and converted into the right to receive cash in an amount equal $82.00 (the “Cash Consideration”), without interest thereon, and one contingent value right issued by Gen subject to and in accordance with the CVR Agreement (a “CVR”) (collectively, the “Merger Consideration”).

Treatment of Company Equity Awards and Company Employee Stock Purchase Plan — Pursuant to the Merger Agreement, at the Effective Time:

•
Each option to purchase shares of Class A Common Stock (a “Company Option”) that is outstanding as of immediately prior to the Effective Time (whether vested or unvested) with an exercise price that is less than the Class A Common Stock Closing Price (as defined in the Merger Agreement) will be cancelled and converted into the right to receive (i) an amount in cash, without interest thereon, equal to the product obtained by multiplying (a) the number of shares of Class A Common Stock subject to such Company Option as of immediately prior to the Effective Time by (b) the excess, if any, of the Cash Consideration over the exercise price per share of such Company Option and (ii) one CVR in respect of each share of Class A Common Stock subject to such Company option as of immediately prior to the Effective Time in each case.
•
Each Company Option that is outstanding as of immediately prior to the Effective Time (whether vested or unvested) with an exercise price in excess of the Class A Common Stock Closing Price will be cancelled for no consideration.
•
Each award of restricted stock units covering shares of Class A Common Stock (the “Company RSUs”) that is outstanding and vested as of immediately prior to the Effective Time or that vests in accordance with its terms as in effect as of the date of the Merger Agreement (the “Vested Company RSUs”) will be cancelled and converted into the right to receive the Merger Consideration in respect of each share of Class A Common Stock subject to such Vested Company RSU as of immediately prior to the Effective Time.
•
Each award of Company RSUs that is outstanding and unvested as of immediately prior to the Effective Time (the “Unvested Company RSUs”) will be assumed by Gen and converted into a restricted stock unit award (the “Converted RSUs”) with respect to a number of shares of Gen Common Stock equal to the product, rounded down to the nearest whole share, obtained by multiplying (i) the number of shares of Class A Common Stock subject to such Unvested Company RSU immediately prior to the Effective Time by (ii) the Equity Award Conversion Ratio (as defined in the Merger Agreement) and, except with respect to certain senior executives of the Company, such Converted RSUs will continue to be subject to the same terms and conditions as applied to the corresponding Unvested Company RSUs immediately prior to the Effective Time.

•
Each award of performance restricted stock units covering shares of Class A Common Stock that vest based on the achievement of specified target annual key performance conditions and service-based vesting conditions outstanding as of immediately prior to the Effective Time (the “KPI PSUs”) will be assumed by Gen and converted into an award of Converted RSUs with respect to a number of shares of Gen Common Stock equal to the product, rounded down to the nearest whole share, obtained by multiplying (i) the number of shares of Class A Common Stock subject to the KPI PSUs immediately prior to the Effective Time (with the performance-based vesting condition that applied to the KPI PSUs immediately prior to the Effective Time deemed attained based on actual performance through the Effective Time in accordance with the applicable award agreement) by (ii) the Equity Award Conversion Ratio, and, except with respect to certain senior executives of the Company, such Converted RSUs will continue to be subject to the same terms and conditions (including time-based vesting conditions, but excluding any performance-based vesting conditions) as applied to the corresponding KPI PSUs immediately prior to the Effective Time.
•
Each award of Converted RSUs held by each of Diwakar Choubey, Richard Correia, Adam VanWagner and Timmie Hong, other than any award of Converted RSUs received in respect of any Company RSUs granted on or after the date of the Merger Agreement, will be amended to provide for accelerated vesting terms in accordance with the terms of the employment transition agreement entered into between Mr. Choubey and Merger Sub and employment offer letters entered into between each of Messrs. Correia, VanWagner and Hong, and Merger Sub.
•
Each award of performance restricted stock units covering shares of Class A Common Stock that vest based on the achievement of specified share price performance conditions and service-based vesting conditions outstanding as of immediately prior to the Effective Time (the “Market PSUs”) will vest to the extent set forth in the applicable award agreement relating to such Market PSUs and be cancelled and converted into the right to receive the Merger Consideration in respect of each vested share of Class A Common Stock subject to such Market PSUs (with the applicable performance conditions deemed achieved based on the Class A Common Stock Closing Price in accordance with the applicable award agreement). Each Market PSU that does not vest in accordance with its terms based on the Class A Common Stock Closing Price will be forfeited and cancelled for no consideration as of the Effective Time.

As soon as practicable following the date of the Merger Agreement, the Company will take actions to ensure that (i) no offering periods will be authorized or commenced under the Company’s 2021 Employee Stock Purchase Plan (the “Company ESPP”) and (ii) the Company ESPP will be terminated effective as of (and subject to the occurrence of) immediately prior to the Effective Time.

Board Approval of the Merger Agreement — The Company's Board of Directors unanimously adopted and approved the Merger Agreement and the transactions contemplated thereby, including the Merger and, subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

Closing Conditions — The closing of the Merger (the “Gen Merger Closing”) is conditioned on certain conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the voting power of the outstanding shares of Class A Common Stock (the “Requisite Stockholder Approval”), (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Act (the "HSR Act") (the waiting period under the HSR Act expired on January 21, 2025), (iii) the Company shall have provided certain required notices and received certain required change in ownership and change-in-control approvals for certain governmental authorizations held by the Company and its subsidiaries with respect to its enterprise business line and credit builder product, (iv) the registration statement relating to the CVRs shall have been declared effective and no stop order suspending the effectiveness of such registration statement shall be in effect and no legal proceedings for such purpose shall be pending before the Securities and Exchange Commission and (v) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Transactions and the absence of any Company Material Adverse Effect or Gen Material Adverse Effect (each as defined in the Merger Agreement).

Representations and Warranties and Covenants — The Company, Gen and Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course of business consistent with past practice, preserve substantially intact its business organization, and to maintain existing relations in all material respects with governmental authorities, bank partners and other relationship partners and other persons with whom the Company and its subsidiaries have material relationships, from the date of the Merger Agreement until the earlier of the Effective Time and the termination of the Merger Agreement in accordance with its terms, and not to take certain actions prior to the Effective Time without the prior written consent of Gen (not to be unreasonably withheld, conditioned or delayed).

Go-Shop; Non-Solicitation; Intervening Events — The Merger Agreement contains a 45-day “go-shop” provision that allowed the Company to, among other things, solicit, initiate, propose, induce the making, submission or announcement of, and encourage, facilitate or assist, any inquiry, proposal, indication of interest or offer that constitutes or could reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement). The "go-shop" provision expired on January 24, 2025, as we did not receive a Superior Proposal.

After the go-shop period, the Company immediately ceased the activities permitted during the go-shop period and has been, and until the earlier of the termination of the Merger Agreement and the effective time of the Merger is, be subject to a customary “no-shop” provision that restricts the Company’s ability, among other things, to solicit Acquisition Proposals from third parties, furnish non-public information relating to the Company to third parties in connection with Acquisition Proposals, or to participate or engage in or continue discussions or negotiations with third parties relating to Acquisition Proposals. The “no-shop” provision allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to participate and engage in discussions and negotiations with, and furnish non-public information relating to the Company to, any person and its representatives that has made, renewed or delivered an Acquisition Proposal that either constitutes a Superior Proposal (as defined in the Merger Agreement) or would reasonably be expected to lead to a Superior Proposal.

Prior to obtaining the Requisite Stockholder Approval, the Company's Board of Directors has the right, in connection with (i) the receipt of a Superior Proposal or (ii) an Intervening Event (as defined in the Merger Agreement) to change its recommendation in favor of the Merger and, in the case of a Superior Proposal, to terminate the Merger Agreement, in each case, subject to complying with notice requirements and other specified conditions (including giving Gen the opportunity to propose changes to the Merger Agreement in response to such Superior Proposal or Intervening Event, as applicable), if the Company Board determines in good faith that the failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law, and provided that, in the case of such termination of the Merger Agreement, the Company pays to Gen the Company Termination Fee (as defined below).

Termination Rights — The Merger Agreement contains certain customary termination rights for the Company and Gen, including (i) if the Merger is not consummated by 11:59 p.m., New York City time, on September 10, 2025 (the “Termination Date”) (provided that if as of the Termination Date, certain conditions related to the receipt of regulatory approvals have not have been satisfied or waived, then the Termination Date will be automatically extended until 11:59 p.m., New York City time, on December 10, 2025), (ii) if the Requisite Stockholder Approval (as defined in the Merger Agreement) is not obtained at the Company Stockholder Meeting (as defined in the Merger Agreement) at which a vote is taken on the Merger, (iii) if the other party breaches its representations, warranties or covenants in a manner that would cause certain conditions to the Gen Merger Closing set forth in the Merger Agreement to not be satisfied (subject to certain cure rights), (iv) if a judgement or order is in effect that has become final and non-appealable or a law has been enacted after the date of the Merger Agreement and remains in effect, in each case, that prohibits the transactions contemplated by the Merger Agreement or (v) by mutual written agreement of Gen and the Company. In addition, (x) subject to compliance with certain terms of the Merger Agreement (including payment to Gen of the Company Termination Fee), the Merger Agreement may be terminated by the Company (prior to obtaining the Requisite Stockholder Approval) in order to enter into a definitive agreement providing for a Superior Proposal and (y) the Merger Agreement may be terminated by Gen if the Company's Board of Directors changes its recommendation regarding the Merger.

Termination Fee — If (i) the Merger Agreement is validly terminated by (x) Gen or the Company, if the Merger has not occurred by the Termination Date (provided that, at the Termination Date, the Requisite Stockholder Approval has not been obtained), (y) Gen or the Company, if the Requisite Stockholder Approval is not obtained at a Company Stockholder Meeting at which a vote is taken on the Merger or (z) Gen, due to the Company’s breach of its representations, warranties and covenants set forth in the Merger Agreement, (ii) following the execution of the Merger Agreement and prior to such termination, a third party publicly announces (or certain Acquisition Proposals otherwise become publicly known) and does not withdraw without qualification certain Acquisition Proposals prior to the earlier of (A) such termination of the Merger Agreement and (B) five days prior to the Company Stockholder Meeting (as such meeting may have been adjourned or postponed in accordance with the Merger Agreement), and (iii) within 12 months of such termination, either (1) an acquisition transaction is consummated, (2) the Company enters into a definitive agreement providing for consummation of certain alternative acquisition transactions or (3) in the case of certain Acquisition Proposals that are tender or exchange offers, the Company's Board of Directors (x) approves or recommends to the Company’s stockholders such Acquisition Proposal or (y) otherwise does not oppose such Acquisition Proposal and in the case of this clause (y) such proposal for such Acquisition Proposal is subsequently consummated, then the Company will be required to pay to Gen a termination fee in cash equal to $41,023 (the “Company Termination Fee”).

The Company is also required to pay the Company Termination Fee if (i) prior to the receipt of the Requisite Stockholder Approval, Gen terminates the Merger Agreement because the Company's Board of Directors has effected a Company Board Recommendation Change (as defined in the Merger Agreement) or the Company or the Company's Board of Directors has willfully and materially breached the “no-shop” provisions or (ii) the Company's Board of Directors makes a Company Board Recommendation Change and the Merger Agreement is terminated (x) by the Company or Gen (1) as a result of the occurrence of the Termination Date at a time when the Requisite Stockholder Approval has not been obtained or when Gen has a right to terminate the Merger Agreement due to the Company’s breach of its representations, warranties and covenants set forth in the Merger Agreement or (2) if the Requisite Stockholder Approval is not obtained at a Company Stockholder Meeting at which a vote is taken on the Merger or Gen or (y) by Gen due to the Company’s breach of its representations, warranties and covenants set forth in the Merger Agreement.

The Company is also required to pay the Company Termination Fee prior to or substantially concurrently with terminating the Merger Agreement to enter into an agreement providing for a Superior Proposal.

Voting Agreement — In connection with the Transactions, certain stockholders of the Company have executed a voting agreement (the “Voting Agreement”) in favor of Gen concurrently with the execution of the Merger Agreement, pursuant to which such stockholders agreed, among other things and subject to the terms and conditions of the Voting Agreement, to vote certain shares of Class A Common Stock owned by them, collectively constituting approximately 19% of the total voting power of the outstanding shares of Class A Common Stock as of the date of the Merger Agreement, in favor of the approval and adoption of the Merger Agreement.

The foregoing description of the Voting Agreement is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the form of the Voting Agreement, which is attached as Exhibit 10.24 to this Annual Report on Form 10-K and incorporated by reference herein.

Contingent Value Rights Agreement — Pursuant to the Merger Agreement, at or immediately prior to the Effective Time, Gen and a rights agent will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) governing the terms of the CVRs. Each CVR will entitle its holder to receive $23.00, payable in shares of Gen Common Stock (issuable based on an assumed share price of $30.48 per share of Gen Common Stock) if, on any date from December 10, 2024 and prior to the second anniversary of the Gen Merger Closing , the Average VWAP (as defined in the CVR Agreement) of Gen Common Stock for the prior 30 consecutive trading days is equal to or greater than $37.50 (subject to certain adjustments) or Gen undergoes a change of control.

The foregoing description of the CVR Agreement is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the form of the CVR Agreement, which is attached as Exhibit 10.25 to this Annual Report on Form 10-K and incorporated by reference herein.

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

Access and Cost of Financing; Forward Flow Arrangement

Our Credit Builder Loans and Instacash product are financed by special purpose vehicle financings from third-party institutional lenders and, with respect to Instacash, a forward flow financing arrangement pursuant to which we sell a portion of our eligible Instacash receivables to third-party purchasers (the “Purchase Agreement”) and receive a stable stream of servicing fee income associated with the Instacash receivables we sell and continue to service under the terms of the Purchase Agreement and the related servicing agreement, as described further under Part II, Item 8 “Financial Statements and Supplementary Data – Sale of Consumer Receivables.” The loss of one or more of the financing sources we have for our Credit Builder Loans and Instacash product could have an adverse impact on our performance, and it could be costly to obtain new financing. In addition, the initial price at which we sell Instacash receivables under the Purchase Agreement is based on the average loss rate at 360 days past the repayment date of the three most recent matured monthly cohorts and is subject to adjustment for future monthly cohorts based on the performance of monthly cohorts at specified intervals past the repayment date compared to the expected loss rates of the reference matured monthly cohorts established at sale and a discount percentage. As a result, the loss on sale of the Instacash receivables sold under the Purchase Agreement is variable depending on the performance of the previously sold Instacash receivables.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Total Customers

We define Total Customers as the cumulative number of customers that have opened at least one account, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, digital asset account and customers that are monetized through our marketplace and affiliate products. Total Customers also include customers that have submitted for, received or clicked on at least one marketplace credit offer. We consider Total Customers to be a key performance metric as it can be used to understand lifecycle efforts of our customers, as we look to cross-sell products to our customer base and grow our platform. Total Customers were 20.4 million and 14.0 million as of December 31, 2024 and 2023, respectively.

Total Products

We define Total Products as the total number of products that our Total Customers have opened, including banking, membership subscription, secured personal loan, Instacash advance, managed investment account, digital asset account and monetized marketplace and affiliate products, as well as customers who signed up for our financial tracking services (with either credit tracking enabled or external linked accounts), whether or not the customer is still registered for the product. Total Products also include marketplace credit offers that our Total Customers have submitted for, received or clicked on through our marketplace. If a customer has funded multiple secured personal loans or Instacash advances or opened multiple products through our marketplace, it is only counted once for each product type. We consider Total Products to be a key performance metric as it can be used to understand the usage of our products across our customer base. Total Products were 34.1 million and 23.1 million as of December 31, 2024 and 2023, respectively.

Enterprise Partners

Enterprise Partners is comprised of Product Partners and Channel Partners. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions. The number of Enterprise Partners was 1,320, comprising 649 Product Partners and 671 Channel Partners, and 1,171, comprising 547 Product Partners and 624 Channel Partners, as of December 31, 2024 and 2023, respectively.

Total Originations

We define Total Originations as the dollar volume of the secured personal loans originated and Instacash advances funded within the stated period. We consider Total Originations to be a key performance metric as it can be used to measure the usage and engagement of the customers across our secured personal lending product and Instacash earned wage access product and is a significant driver of net interest income on finance receivables and banking revenue. Total Originations were $3.1 billion and $2.3 billion for the twelve months ended December 31, 2024 and 2023, respectively. All originations were originated directly by MoneyLion.

Adjusted EBITDA (Non-GAAP Measure)

Management believes Adjusted EBITDA, a non-U.S. GAAP measure, provides relevant and useful information to investors regarding the performance of the company. Refer to the “— Non-GAAP Measures” section below for further discussion of Adjusted EBITDA.

Results of Operations for the Twelve Months Ended December 31, 2024 and 2023

Revenues

The following table is reference for the discussion that follows.

	Twelve Months Ended December 31,		Change
	2024	2023	$	%
	(In thousands, except for percentages)
Consumer revenue
Banking revenue	$318,339	$237,408	$80,931	34.1%
Membership subscription revenue	36,297	34,596	1,701	4.9%
Net interest income on finance receivables	12,886	12,193	693	5.7%
Other consumer revenue	864	893	(29)	-3.2%
Total consumer revenue	368,386	285,090	83,296	29.2%
Enterprise service revenue	177,519	138,341	39,178	28.3%
Total revenue, net	$545,905	$423,431	$122,474	28.9%

We generate revenue primarily from various product-related fees, providing membership subscriptions, performing enterprise services and originating loans.

Banking revenue

Banking revenue is generated by fees and payments relating to our RoarMoney Banking product and fees and tips relating to our Instacash product.

Banking revenue increased by $80.9 million, or 34.1%, to $318.3 million for the twelve months ended December 31, 2024, as compared to $237.4 million for the same period in 2023. The increase in banking revenue was driven by increases in fee income related to instant transfer fees and tips from Instacash advances of $80.9 million due to the growth of Instacash advances across both existing and new customers, and an increase of $0.5 million in revenue from a transaction volume-based incentive payment program from a third-party payment network, which was partially offset by a decrease in cardholder and interchange fees from RoarMoney accounts of $0.5 million compared to the twelve months ended December 31, 2023.

Membership subscription revenue

Membership subscription revenue increased by $1.7 million, or 4.9%, to $36.3 million for the twelve months ended December 31, 2024, as compared to $34.6 million for the same period in 2023. The increase in membership subscription revenue was primarily driven by increased revenue from the WOW membership launched in January 2024.

Net interest income on finance receivables

Net interest income on finance receivables is generated by interest earned on Credit Builder Loans, which is partially offset by the amortization of loan origination costs.

Net interest income on finance receivables increased by $0.7 million, or 5.7%, to $12.9 million for the twelve months ended December 31, 2024, as compared to $12.2 million for the same period in 2023. The increase in net interest income on finance receivables was driven by origination growth on our Credit Builder Loans across both existing and new customers. The amortization of loan origination costs decreased by $0.2 million to $0.0 million for the twelve months ended December 31, 2023, as compared to $0.2 million for the same period in 2023.

Other consumer revenue

Other consumer revenue consists of MoneyLion Managed Investing and MoneyLion Crypto revenue and was $0.9 million for the twelve months ended December 31, 2024.

Enterprise service revenues

Enterprise service revenues increased by $39.2 million, or 28.3%, to $177.5 million for the twelve months ended December 31, 2024, as compared to $138.3 million for the same period in 2023. This increase was primarily attributable to stronger performance in our Enterprise & Consumer Marketplace and an increase due to the new Finance Receivable Servicing revenue stream introduced in 2024, which was offset by a decrease in Media Services revenue.

Operating Expenses

The following table is reference for the discussion that follows:

	Twelve Months Ended December 31,		Change
	2024	2023	$	%
	(In thousands, except for percentages)
Operating expenses
Provision for credit losses on consumer receivables	$86,100	$93,418	$(7,318)	-7.8%
Loss on sale of consumer receivables	40,348	—	40,348	nm
Compensation and benefits	101,825	93,895	7,930	8.4%
Marketing	49,017	28,125	20,892	74.3%
Direct costs	146,434	126,361	20,073	15.9%
Professional services	34,821	19,105	15,716	82.3%
Technology-related costs	29,126	24,056	5,070	21.1%
Other operating expenses	31,584	43,816	(12,232)	-27.9%
Total operating expenses	$519,255	$428,776	$90,479	21.1%

Other (expense) income
Interest expense	$(24,246)	$(28,663)	$4,417	-15.4%
Change in fair value of warrant liability	(648)	(473)	(175)	37.0%
Change in fair value of contingent consideration from mergers and acquisitions	—	6,613	(6,613)	-100.0%
Goodwill impairment loss	—	(26,721)	26,721	-100.0%
Other income	7,744	8,268	(524)	-6.3%
Total other expense	$(17,150)	$(40,976)	$23,826	-58.1%

Income tax expense (benefit)	$354	$(1,076)	$1,430	nm

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

Provision for credit losses on consumer receivables decreased by $7.3 million, or 7.8%, to $86.1 million for the twelve months ended December 31, 2024, as compared to $93.4 million for the same period in 2023. This decrease resulted primarily from a decrease to the provision related to Credit Builder Loan receivables of $6.8 million, and Instacash advance receivables of $0.7 million as we transitioned to the Purchase Agreement in the third quarter of 2024. These decreases were partially offset by an increase in provision related to membership subscription revenue of $0.2 million.

Loss on sale of consumer receivables

Loss on sale of consumer receivables relating to the Instacash receivables sold under the Purchase Agreement was $40.3 million for the twelve months ended December 31, 2024. There is no loss on sale of consumer receivables for the twelve months ended December 31, 2023 as the Company entered into the Purchase Agreement during the twelve months ended December 31, 2024.

Compensation and benefits

Compensation and benefits increased by $7.9 million, or 8.4%, to $101.8 million for the twelve months ended December 31, 2024, as compared to $93.9 million for the same period in 2023. This increase was driven primarily by $4.9 million of higher stock-based compensation, $2.1 million of higher employee salary and benefits expenses as a result of increased hiring to support the business needs, $1.9 million of higher bonus and commissions due to stronger company performance, and $0.6 million of severance related expenses. This increase was offset by $1.5 million of higher capitalized software development salaries.

Marketing

Marketing increased by $20.9 million, or 74.3%, to $49.0 million for the twelve months ended December 31, 2024, as compared to $28.1 million for the same period in 2023. This increase resulted primarily from higher spend on advertising through digital platforms and brand awareness campaigns.

Direct costs

Direct costs increased by $20.1 million, or 15.9%, to $146.4 million for the twelve months ended December 31, 2024, as compared to $126.4 million for the same period in 2023. The increase was primarily driven by $18.9 million of direct costs related to the growth of Enterprise Marketplace revenues, an increase in payment processing fees of $5.0 million and an increase in origination and underwriting expenses of $2.5 million, driven by growth in Total Originations and Total Customers, which was partially offset by a $5.8 million decrease in Media Services direct costs as a result of lower revenue and a $0.4 million decrease in costs related to our banking and investment account products.

Professional services

Professional services increased by $15.7 million, or 82.3%, to $34.8 million for the twelve months ended December 31, 2024, as compared to $19.1 million for the same period in 2023. This increase resulted primarily from higher outside legal fees of $12.1 million, higher outside consulting and accounting fees of $2.9 million, and higher recruiting expenses of $0.7 million.

Technology-related costs

Technology-related costs increased by $5.1 million, or 21.1%, to $29.1 million for the twelve months ended December 31, 2024, as compared to $24.1 million for the same period in 2023. This increase resulted primarily from higher costs related to internet hosting, software licenses, and subscriptions of $3.9 million and an increase in depreciation and amortization related to equipment and software of $1.2 million.

Other operating expenses

Other operating expenses decreased by $12.2 million, or 27.9%, to $31.6 million for the twelve months ended December 31, 2024, as compared to $43.8 million for the same period in 2023. The decrease was primarily driven by lower costs related to legal matters of $7.7 million, a decrease in the provision for bad debts and increased recoveries of receivables in our Enterprise business of $2.2 million, a decrease in insurance expenses of $2.0 million, a decrease of $0.4 million in dues and subscriptions and $1.1 million decrease in other corporate expenses, which was partially offset by $1.2 million of higher facility expenses.

Our other (expense) income consists of the following:

Interest expense

Interest expense decreased by $4.4 million, or 15.4%, to $24.2 million for the twelve months ended December 31, 2024, as compared to $28.7 million for the same period in 2023. This decrease resulted from a decrease in average other debt outstanding during the twelve months ended December 31, 2024 and a reduced average interest rate on secured loans. See Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for more information.

Change in fair value of warrant liability

Change in fair value of warrant liability was an expense of $0.6 million for the twelve months ended December 31, 2024, as compared to an expense of $0.5 million for the same period in 2023. The change in fair value of warrant liability was due to changes in inputs that drive the warrant liability fair value calculations.

Change in fair value of contingent consideration from mergers and acquisitions

There was no change in fair value of contingent consideration from mergers and acquisitions for the twelve months ended December 31, 2024, as compared to a benefit of $6.6 million for the same period in 2023 since there was no unsettled contingent consideration outstanding during the twelve months ended December 31, 2024.

Goodwill impairment loss

A goodwill impairment loss was identified based on a goodwill impairment calculations effective June 30, 2023. See Part II, Item 8 “Financial Statements and Supplementary Data — Summary of Significant Accounting Policies — Goodwill” for additional information.

Other income

Other income decreased by $0.5 million to other income of $7.7 million for the twelve months ended December 31, 2024, as compared to other income of $8.3 million for the same period in 2023. The decrease was primarily driven by an increase in debt extinguishment costs of $1.2 million and a gain on the sale of regulatory credits totaling $0.6 million during the twelve months ended December 31, 2023 that had no corresponding sale during the twelve months ended December 31, 2024. These decreases were partially offset by an increase in interest income earned on interest bearing deposits of $0.8 million and an increase in rental income of $0.4 million.

Income tax expense (benefit)

See Part II, Item 8 “Financial Statements and Supplementary Data — Income Taxes” for an explanation of the significant income tax expense (benefit) recorded during the twelve months ended December 31, 2024.

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

The reconciliation of net income (loss) to Adjusted EBITDA for the twelve months ended December 31, 2024 and 2023 is as follows:

	Twelve Months Ended December 31,
	2024	2023
	(unaudited)
Net income (loss)	$9,146	$(45,245)
Add back:
Interest related to corporate debt(1)	9,794	13,037
Income tax expense (benefit)	354	(1,076)
Depreciation and amortization expense	25,654	24,826
Changes in fair value of warrant liability	648	473
Change in fair value of contingent consideration from mergers and acquisitions	—	(6,613)
Goodwill impairment loss	—	26,721
Stock-based compensation expense	27,793	22,896
Other expenses(2)	18,581	11,394
Adjusted EBITDA	$91,970	$46,413

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

Changes in Financial Condition to December 31, 2024 from December 31, 2023

	December 31,	December 31,	Change
	2024	2023	$	%
Assets
Cash and restricted cash	$150,439	$94,479	$55,960	59.2%
Consumer receivables	128,224	208,167	(79,943)	-38.4%
Allowance for credit losses on consumer receivables	(11,620)	(35,329)	23,709	-67.1%
Consumer receivables, net	116,604	172,838	(56,234)	-32.5%
Consumer receivables held for sale	7,982	—	7,982	nm
Enterprise receivables, net	32,575	15,978	16,597	103.9%
Property and equipment, net	1,658	1,864	(206)	-11.1%
Intangible assets, net	160,529	176,541	(16,012)	-9.1%
Other assets	48,801	53,559	(4,758)	-8.9%
Total assets	$518,588	$515,259	$3,329	0.6%
Liabilities and Stockholders' Equity
Liabilities:
Debt agreements	$118,533	$189,753	$(71,220)	-37.5%
Accounts payable and accrued liabilities	69,113	52,396	16,717	31.9%
Warrant liability	1,458	810	648	80.0%
Other liabilities	38,542	15,077	23,465	155.6%
Total liabilities	227,646	258,036	(30,390)	-11.8%
Stockholders' equity:
Common Stock	1	1	—	0.0%
Additional paid-in capital	995,408	969,641	25,767	2.7%
Accumulated deficit	(693,573)	(702,719)	9,146	-1.3%
Treasury stock	(10,894)	(9,700)	(1,194)	12.3%
Total stockholders' equity	290,942	257,223	33,719	13.1%
Total liabilities and stockholders' equity	$518,588	$515,259	$3,329	0.6%

Assets

Cash and restricted cash

Cash and restricted cash increased by $56.0 million, or 59.2%, to $150.4 million as of December 31, 2024, as compared to $94.5 million as of December 31, 2023. Refer to the “— Cash Flows” section below for further discussion on the net change in cash and restricted cash from operating activities, investing activities and financing activities during the period.

Consumer receivables, net

Consumer receivables, net decreased by $56.2 million, or 32.5%, to $116.6 million as of December 31, 2024, as compared to $172.8 million as of December 31, 2023. The decrease was primarily driven by a decrease in Instacash receivables due to a majority of Instacash receivables originated being sold under the Purchase Agreement during the quarter ended December 31, 2024. The decrease was partially offset by an increase in loan receivables, net of allowance for credit losses.

Consumer receivables held for sale

Consumer receivables held for sale as of December 31, 2024 represent Instacash receivables that the Company originated and intends to sell under the Purchase Agreement. Consumer receivables held for sale are recorded at the lower of cost or fair value.

Consumer receivables held for sale were $8.0 million as of December 31, 2024. There were no consumer receivables held for sale as of December 31, 2023 as the Company entered into the Purchase Agreement during the twelve months ended December 31, 2024.

Enterprise receivables, net

Enterprise receivables, net increased by $16.6 million, or 103.9%, to $32.6 million as of December 31, 2024, as compared to $16.0 million as of December 31, 2023. This increase was primarily attributable to an increase in Enterprise Marketplace receivables of $11.8 million, Consumer Marketplace receivables of $3.9 million and Media receivables of $0.8 million.

Intangible assets, net

Intangible assets, net decreased by $16.0 million, or 9.1%, to $160.5 million as of December 31, 2024, as compared to $176.5 million as of December 31, 2023. This decrease was primarily attributable to amortization of intangible assets.

Other assets

Other assets decreased by $4.8 million, or 8.9%, to $48.8 million as of December 31, 2024, as compared to $53.6 million as of December 31, 2023. This was primarily attributable to a decline in receivables from payment processors of $16.4 million which was partially offset by increases in operating lease right-of-use assets of $5.7 million and an increase in receivables from insurance proceeds of $6.5 million.

Liabilities

Debt agreements

Debt agreements decreased by $71.2 million, or 37.5%, to $118.5 million as of December 31, 2024, as compared to $189.8 million as of December 31, 2023. Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for further discussion of financing transactions.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities increased by $16.7 million, or 31.9%, to $69.1 million as of December 31, 2024, as compared to $52.4 million as of December 31, 2023. The increase was primarily attributable to an increase of $18.2 million in accounts payable and accruals related to increased operating costs and an increase in customer reward liabilities of $2.2 million. These increases were partially offset by decreases in litigation reserves of $2.3 million, a decrease in accrued interest of $0.7 million and state income taxes payable of $0.7 million.

Warrant liability

Warrant liability increased by $0.6 million, or 80.0%, to $1.5 million as of December 31, 2024, as compared to $0.8 million as of December 31, 2023. Refer to the “Results of Operations for the Twelve Months Ended December 31, 2024 and 2023” section above for further discussion on the change in fair value of warrant liability.

Other liabilities

Other liabilities increased by $23.5 million, or 155.6%, to $38.5 million as of December 31, 2024, as compared to $15.1 million as of December 31, 2023. The increase was primarily attributable to an increase in collections owed to the purchaser of consumer receivables of $15.7 million, an increase in operating lease liabilities of $6.3 million, an increase of $1.3 million in deferred revenue and an increase of $0.8 million related to Channel Partner liabilities. These increases were partially offset by a decrease in deferred tax liabilities of $0.5 million.

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

Substantially all of our receivables for our Instacash product are financed pursuant to the Purchase Agreement under which we sell our eligible Instacash receivables at a discount to third-party purchasers and receive a stable stream of servicing fee income based on net collections. For more information, see Part II, Item 8 “Financial Statements – Sale of Consumer Receivables.”

Credit Builder Loans were primarily financed through special purpose vehicle financings from third-party institutional lenders. As of December 31, 2024, there was an outstanding principal balance of $51.6 million under the ROAR 2 SPV Credit Facility. For more information, see Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for more information on the ROAR 2 SPV Credit Facility.

The following table presents the Company’s cash, restricted cash and receivable from payment processor, as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Cash	$139,976	$92,195
Restricted cash	10,463	2,284
Receivable from payment processor	$20,939	$37,362

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$201,019	$116,346
Net cash used in investing activities	(68,446)	(127,565)
Net cash used in financing activities	(76,613)	(48,011)
Net change in cash and restricted cash	$55,960	$(59,230)

Operating Activities

Net cash provided by operating activities was $201.0 million for the twelve months ended December 31, 2024 compared to net cash provided by operating activities of $116.3 million for the twelve months ended December 31, 2023. The increase in net cash provided by operating activities was primarily driven by an increase in profitability, after adjusting for non-cash activity included in our net income (loss), of approximately $74.4 million and changes in working capital during the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023.

Investing Activities

Net cash used in investing activities was $68.4 million for the twelve months ended December 31, 2024 compared to net cash used in investing activities of $127.6 million for the twelve months ended December 31, 2023. The decrease in net cash used in investing activities was primarily related to a reduction in net cash used to originate finance receivables, net of related proceeds from the sale of finance receivables, of $61.2 million.

Financing Activities

Net cash used in financing activities was $76.6 million for the twelve months ended December 31, 2024 compared to net cash used in financing activities of $48.0 million for the twelve months ended December 31, 2023. The increase in cash used for financing activities was primarily attributable to an increase in cash used to repay special purpose vehicle credit facilities of $56.4 million, partially offset by an increase in net proceeds provided by secured/senior lenders of $29.2 million.

Share Repurchase Program

On August 26, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $20 million of outstanding Class A Common Stock (the “Repurchase Program”).

Under the Repurchase Program, we may repurchase from time to time shares of Class A Common Stock for cash through any manner, including open market transactions (including pursuant to broker plans in accordance with Rule 10b5-1 and Rule 10b-18), privately negotiated transactions with third parties or accelerated share repurchase agreements, and in such amounts as we deem appropriate, subject to legal requirements, contractual restrictions and other corporate considerations.

The volume and timing of any repurchases will be subject to general market conditions, as well as our management of capital, other investment opportunities and other factors. The Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, has no fixed expiration date and may be modified, suspended or discontinued at any time at our discretion.

The Repurchase Program is funded from existing cash on hand and future cash flows. For additional information on purchases of Class A Common Stock under the Repurchase Program for the three months ended December 31, 2024, see Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Financing Arrangements

Refer to Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K for further discussion on financing transactions during the period.

Contractual Obligations

The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2024:

	Total	2025	2026 – 2027	2028 – 2029	Thereafter
SVB Term Loans	$70,000	$3,500	$10,500	$56,000	$—
ROAR 2 SPV Credit Facility	51,600	51,600	—	—	—
Operating lease obligations	17,742	4,712	6,820	5,849	361
Vendor unconditional purchase obligations	17,000	—	17,000	—	—
Total	$156,342	$59,812	$34,320	$61,849	$361

Secured Loans and Other Debt

For more information regarding our secured loans and other debt, see Part II, Item 8 “Financial Statements and Supplementary Data — Debt” within this Annual Report on Form 10-K in this Annual Report on Form 10-K.

Equity

Former Series A Preferred Stock

For more information regarding the Series A Preferred Stock, see Part II, Item 8 “Financial Statements and Supplementary Data — Common and Preferred Stock” in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At December 31, 2024, the Company did not have any material off-balance sheet arrangements.

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

The SVB Term Loans (as defined in Part II, Item 8 “Financial Statements and Supplementary Data — Debt” in this Annual Report on Form 10-K), and future funding arrangements may, bear a variable interest rate. The ROAR 2 SPV Credit Facility has a fixed interest rate. Given the fixed interest rates charged on many of our loans, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. A one percent change in the interest rate on our variable interest rate debt, based on principal balances as of December 31, 2024, would result in an approximately $0.7 million impact to annual interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MoneyLion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MoneyLion Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Austin, Texas

February 25, 2025

MONEYLION INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Cash	$139,976	$92,195
Restricted cash, including amounts held by variable interest entities (VIEs) of $7,259 and $128	10,463	2,284
Consumer receivables	128,224	208,167
Allowance for credit losses on consumer receivables	(11,620)	(35,329)
Consumer receivables, net, including amounts held by VIEs of $83,608 and $131,283	116,604	172,838
Consumer receivables held for sale	7,982	—
Enterprise receivables, net	32,575	15,978
Property and equipment, net	1,658	1,864
Intangible assets, net	160,529	176,541
Other assets	48,801	53,559
Total assets	$518,588	$515,259
Liabilities and Stockholders' Equity
Liabilities:
Secured loans, net	$67,402	$64,334
Accounts payable and accrued liabilities	69,113	52,396
Warrant liability	1,458	810
Other debt, net, including amounts held by VIEs of $51,131 and $125,419	51,131	125,419
Other liabilities	38,542	15,077
Total liabilities	227,646	258,036
Commitments and contingencies (Note 15)
Stockholders' equity:
Class A Common Stock, $0.0001 par value; 66,666,666 shares authorized as of December 31, 2024 and December 31, 2023, 11,362,652 and 11,300,081 issued and outstanding, respectively, as of December 31, 2024 and 10,444,627 and 10,412,294 issued and outstanding, respectively, as of December 31, 2023	1	1
Additional paid-in capital	995,408	969,641
Accumulated deficit	(693,573)	(702,719)
Treasury stock at cost, 62,571 and 32,333 shares as of December 31, 2024 and December 31, 2023, respectively	(10,894)	(9,700)
Total stockholders' equity	290,942	257,223
Total liabilities and stockholders' equity	$518,588	$515,259

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2024	2023
Revenue
Service and subscription revenue	$533,019	$411,238
Net interest income on loan receivables	12,886	12,193
Total revenue, net	545,905	423,431
Operating expenses
Provision for credit losses on consumer receivables	86,100	93,418
Loss on sale of consumer receivables	40,348	—
Compensation and benefits	101,825	93,895
Marketing	49,017	28,125
Direct costs	146,434	126,361
Professional services	34,821	19,105
Technology-related costs	29,126	24,056
Other operating expenses	31,584	43,816
Total operating expenses	519,255	428,776
Net income (loss) before other (expense) income and income taxes	26,650	(5,345)
Interest expense	(24,246)	(28,663)
Change in fair value of warrant liability	(648)	(473)
Change in fair value of contingent consideration from mergers and acquisitions	—	6,613
Goodwill impairment loss	—	(26,721)
Other income	7,744	8,268
Net income (loss) before income taxes	9,500	(46,321)
Income tax expense (benefit)	354	(1,076)
Net income (loss)	9,146	(45,245)
Reversal of previously accrued dividends on preferred stock	—	690
Net income (loss) attributable to common shareholders	$9,146	$(44,555)

Net income (loss) per share, basic	$0.84	$(4.63)
Net income (loss) per share, diluted	$0.76	$(4.63)
Weighted average shares used in computing net income (loss) per share, basic	10,907,441	9,614,309
Weighted average shares used in computing net income (loss) per share, diluted	12,015,025	9,614,309

The accompanying notes are an integral part of these consolidated financial statements.

MONEYLION INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

						Total
	Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Stock	Equity
Balances at January 1, 2024	10,412,294	$1	$969,641	$(702,719)	$(9,700)	$257,223
Stock-based compensation	—	—	27,793	—	—	27,793
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	918,025	—	(2,299)	—	—	(2,299)
Repurchases of Class A Common Stock	(30,238)	—	—	—	(1,194)	(1,194)
Other	—	—	273	—	—	273
Net income	—	—	—	9,146	—	9,146
Balances at December 31, 2024	11,300,081	$1	$995,408	$(693,573)	$(10,894)	$290,942

	Redeemable Convertible							Total
	Preferred Stock (Series A)		Class A Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares (1)	Amount (1)	Paid-in Capital(1)	Deficit	Stock	Equity
Balances at January 1, 2023	25,655,579	$173,208	8,587,345	$1	$766,839	$(657,979)	$(9,700)	$99,161
Stock-based compensation	—	—	—	—	22,896	—	—	22,896
Exercise of stock options and warrants and vesting of RSUs and PSUs, net of tax withholdings	—	—	449,544	—	(860)	—	—	(860)
Issuance of common stock in connection with earnout and make-whole provisions related to the acquisition of Malka Media Group LLC	—	—	110,925	—	1,914	—	—	1,914
Issuance of equity in connection with Engine Acquisition and the related contingent consideration, net of working capital adjustments	4,400,172	1,560	23,453	—	304	—	—	304
Voluntary conversion of preferred stock to common stock	(6,698)	(45)	230	—	45	—	—	45
Reversal of previously accrued dividends on preferred stock	—	—	—	—	690	—	—	690
Settlement of accrued dividends on preferred stock	—	—	229,605	—	2,976	—	—	2,976
Automatic conversion of redeemable convertible preferred stock (Series A)	(30,049,053)	(174,723)	1,012,093	—	174,849	—	—	174,849
Other	—	—	(901)	—	(12)	505	—	493
Net loss	—	—	—	—	—	(45,245)	—	(45,245)
Balances at December 31, 2023	—	$—	10,412,294	$1	$969,641	$(702,719)	$(9,700)	$257,223

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

The accompanying notes are an integral part of these consolidated financial statements

MONEYLION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twelve Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$9,146	$(45,245)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for losses on receivables	86,100	93,418
Loss on sale of consumer receivables	39,914	—
Depreciation and amortization expense	25,654	24,826
Change in deferred fees and costs, net	1,319	2,119
Change in fair value of warrants	648	473
Change in fair value of contingent consideration from mergers and acquisitions	—	(6,613)
Loss on debt extinguishment	631	—
Loss (gain) on foreign currency translation	131	(60)
Goodwill impairment loss	—	26,721
Stock compensation expense	27,793	22,896
Deferred income taxes	(505)	(2,091)
Changes in assets and liabilities:
Accrued interest receivable	(419)	(234)
Enterprise receivables, net	(16,597)	2,853
Other assets	(4,467)	1,098
Accounts payable and accrued liabilities	16,586	819
Other liabilities	15,085	(4,634)
Net cash provided by operating activities	201,019	116,346
Cash flows from investing activities:
Net originations and collections of finance receivables	(11,387)	(120,441)
Originations of finance receivables held for sale	(751,083)	—
Proceeds from the sale of finance receivables	703,187	—
Purchase of property and equipment and software development	(9,163)	(6,008)
Settlement of contingent consideration related to mergers and acquisitions	—	(1,116)
Net cash used in investing activities	(68,446)	(127,565)
Cash flows from financing activities:
Net repayments to special purpose vehicle credit facilities	(75,400)	(19,000)
Proceeds from issuance of debt to secured/senior lenders	69,241	—
Repayments to secured/senior lenders	(65,000)	(25,000)
Repurchases of Class A Common Stock	(1,194)	—
Payment of deferred financing costs	(1,961)	(132)
Payments related to the automatic conversion of redeemable convertible preferred stock (Series A) in lieu of fractional shares of common stock and dividends on preferred stock	—	(3,007)
Proceeds (payments) related to issuance of common stock related to exercise of stock options and warrants, net of tax withholdings related to vesting of stock-based compensation	(2,299)	(860)
Other	—	(12)
Net cash used in financing activities	(76,613)	(48,011)
Net change in cash and restricted cash	55,960	(59,230)
Cash and restricted cash, beginning of period	94,479	153,709
Cash and restricted cash, end of period	$150,439	$94,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,629	$27,578

Supplemental disclosure of non-cash investing and financing activities:
Voluntary conversion of preferred stock to common stock	$—	$45
Automatic conversion of redeemable convertible preferred stock (Series A) to common stock	$—	$174,849
Reversal of previously accrued dividends on preferred stock	$—	$690
Issuance of common stock to settle accrued dividends on preferred stock and Preferred Stock Equivalents	$—	$3,280
Equity issued as consideration for mergers and acquisitions	$—	$1,864
Equity issued as settlement of contingent consideration related to Malka Acquisition	$—	$1,914
Equity issued as settlement of contingent consideration related to Engine Acquisition	$—	$1,440
Lease liabilities incurred in exchange for operating right-of-use assets	$8,885	$—

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

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of MoneyLion Inc. and its wholly owned subsidiaries and consolidated variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have any items of other comprehensive income (loss); therefore, there is no difference between net income (loss) and comprehensive income (loss) for the twelve months ended December 31, 2024 and 2023.

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

Proposed Merger with Gen Digital Inc.—On December 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gen Digital Inc., a Delaware corporation (“Gen”), and Maverick Group Holdings, Inc., a wholly owned subsidiary of Gen (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Gen (the “Merger”).

The below summary of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which is attached to this Annual Report on Form 10-K as Exhibit 2.4.

Effect on Capital Stock — Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company, (“Class A Common Stock”) that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of Class A Common Stock that are held by the Company as treasury stock or owned by Gen, any shares of Class A Common Stock with respect to which a no transfer order has been placed with the Company’s transfer agent as of the date of the Merger Agreement that remains in place immediately prior to the Effective Time, and any shares of Class A Common Stock as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished and converted into the right to receive cash in an amount equal $82.00 (the “Cash Consideration”), without interest thereon, and one contingent value right issued by Gen subject to and in accordance with the CVR Agreement (a “CVR”) (collectively, the “Merger Consideration”).

Treatment of Company Equity Awards and Company Employee Stock Purchase Plan — Pursuant to the Merger Agreement, at the Effective Time:

•
Each option to purchase shares of Class A Common Stock (a “Company Option”) that is outstanding as of immediately prior to the Effective Time (whether vested or unvested) with an exercise price that is less than the Class A Common Stock Closing Price (as defined in the Merger Agreement) will be cancelled and converted into the right to receive (i) an amount in cash, without interest thereon, equal to the product obtained by multiplying (a) the number of shares of Class A Common Stock subject to such Company Option as of immediately prior to the Effective Time by (b) the excess, if any, of the Cash Consideration over the exercise price per share of such Company Option and (ii) one CVR in respect of each share of Class A Common Stock subject to such Company option as of immediately prior to the Effective Time in each case.

•
Each Company Option that is outstanding as of immediately prior to the Effective Time (whether vested or unvested) with an exercise price in excess of the Class A Common Stock Closing Price will be cancelled for no consideration.

•
Each award of restricted stock units covering shares of Class A Common Stock (the “Company RSUs”) that is outstanding and vested as of immediately prior to the Effective Time or that vests in accordance with its terms as in effect as of the date of the Merger Agreement (the “Vested Company RSUs”) will be cancelled and converted into the right to receive the Merger Consideration in respect of each share of Class A Common Stock subject to such Vested Company RSU as of immediately prior to the Effective Time.

•
Each award of Company RSUs that is outstanding and unvested as of immediately prior to the Effective Time (the “Unvested Company RSUs”) will be assumed by Gen and converted into a restricted stock unit award (the “Converted RSUs”) with respect to a number of shares of Gen Common Stock equal to the product, rounded down to the nearest whole share, obtained by multiplying (i) the number of shares of Class A Common Stock subject to such Unvested Company RSU immediately prior to the Effective Time by (ii) the Equity Award Conversion Ratio (as defined in the Merger Agreement) and, except with respect to certain senior executives of the Company, such Converted RSUs will continue to be subject to the same terms and conditions as applied to the corresponding Unvested Company RSUs immediately prior to the Effective Time.

•
Each award of performance restricted stock units covering shares of Class A Common Stock that vest based on the achievement of specified target annual key performance conditions and service-based vesting conditions outstanding as of immediately prior to the Effective Time (the “KPI PSUs”) will be assumed by Gen and converted into an award of Converted RSUs with respect to a number of shares of Gen Common Stock equal to the product, rounded down to the nearest whole share, obtained by multiplying (i) the number of shares of Class A Common Stock subject to the KPI PSUs immediately prior to the Effective Time (with the performance-based vesting condition that applied to the KPI PSUs immediately prior to the Effective Time deemed attained based on actual performance through the Effective Time in accordance with the applicable award agreement) by (ii) the Equity Award Conversion Ratio, and, except with respect to certain senior executives of the Company, such Converted RSUs will continue to be subject to the same terms and conditions (including time-based vesting conditions, but excluding any performance-based vesting conditions) as applied to the corresponding KPI PSUs immediately prior to the Effective Time.

•
Each award of Converted RSUs held by each of Diwakar Choubey, Richard Correia, Adam VanWagner and Timmie Hong, other than any award of Converted RSUs received in respect of any Company RSUs granted on or after the date of the Merger Agreement, will be amended to provide for accelerated vesting terms in accordance with the terms of the employment transition agreement entered into between Mr. Choubey and Merger Sub and employment offer letters entered into between each of Messrs. Correia, VanWagner and Hong, and Merger Sub.

•
Each award of performance restricted stock units covering shares of Class A Common Stock that vest based on the achievement of specified share price performance conditions and service-based vesting conditions outstanding as of immediately prior to the Effective Time (the “Market PSUs”) will vest to the extent set forth in the applicable award agreement relating to such Market PSUs and be cancelled and converted into the right to receive the Merger Consideration in respect of each vested share of Class A Common Stock subject to such Market PSUs (with the applicable performance conditions deemed achieved based on the Class A Common Stock Closing Price in accordance with the applicable award agreement). Each Market PSU that does not vest in accordance with its terms based on the Class A Common Stock Closing Price will be forfeited and cancelled for no consideration as of the Effective Time.

As soon as practicable following the date of the Merger Agreement, the Company will take actions to ensure that (i) no offering periods will be authorized or commenced under the Company’s 2021 Employee Stock Purchase Plan (the “Company ESPP”) and (ii) the Company ESPP will be terminated effective as of (and subject to the occurrence of) immediately prior to the Effective Time.

Board Approval of the Merger Agreement — The Company's Board of Directors unanimously adopted and approved the Merger Agreement and the transactions contemplated thereby, including the Merger and, subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

Closing Conditions — The closing of the Merger (the “Gen Merger Closing”) is conditioned on certain conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the voting power of the outstanding shares of Class A Common Stock (the “Requisite Stockholder Approval”), (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Act (the "HSR Act") (the waiting period under the HSR Act expired on January 21, 2025), (iii) the Company shall have provided certain required notices and received certain required change in ownership and change-in-control approvals for certain governmental authorizations held by the Company and its subsidiaries with respect to its enterprise business line and credit builder product, (iv) the registration statement relating to the CVRs shall have been declared effective and no stop order suspending the effectiveness of such registration statement shall be in effect and no legal proceedings for such purpose shall be pending before the Securities and Exchange Commission and (v) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Transactions and the absence of any Company Material Adverse Effect or Gen Material Adverse Effect (each as defined in the Merger Agreement).

Representations and Warranties and Covenants — The Company, Gen and Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course of business consistent with past practice, preserve substantially intact its business organization, and to maintain existing relations in all material respects with governmental authorities, bank partners and other relationship partners and other persons with whom the Company and its subsidiaries have material relationships, from the date of the Merger Agreement until the earlier of the Effective Time and the termination of the Merger Agreement in accordance with its terms, and not to take certain actions prior to the Effective Time without the prior written consent of Gen (not to be unreasonably withheld, conditioned or delayed).

Go-Shop; Non-Solicitation; Intervening Events — The Merger Agreement contains a 45-day “go-shop” provision that allowed the Company to, among other things, solicit, initiate, propose, induce the making, submission or announcement of, and encourage, facilitate or assist, any inquiry, proposal, indication of interest or offer that constitutes or could reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement). The "go-shop" provision expired on January 24, 2025.

After the go-shop period, the Company immediately ceased the activities permitted during the go-shop period and has been, and until the earlier of the termination of the Merger Agreement and the effective time of the Merger is, be subject to a customary “no-shop” provision that restricts the Company’s ability, among other things, to solicit Acquisition Proposals from third parties, furnish non-public information relating to the Company to third parties in connection with Acquisition Proposals, or to participate or engage in or continue discussions or negotiations with third parties relating to Acquisition Proposals. The “no-shop” provision allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to participate and engage in discussions and negotiations with, and furnish non-public information relating to the Company to, any person and its representatives that has made, renewed or delivered an Acquisition Proposal that either constitutes a Superior Proposal (as defined in the Merger Agreement) or would reasonably be expected to lead to a Superior Proposal.

Prior to obtaining the Requisite Stockholder Approval, the Company's Board of Directors has the right, in connection with (i) the receipt of a Superior Proposal or (ii) an Intervening Event (as defined in the Merger Agreement) to change its recommendation in favor of the Merger and, in the case of a Superior Proposal, to terminate the Merger Agreement, in each case, subject to complying with notice requirements and other specified conditions (including giving Gen the opportunity to propose changes to the Merger Agreement in response to such Superior Proposal or Intervening Event, as applicable), if the Company Board determines in good faith that the failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law, and provided that, in the case of such termination of the Merger Agreement, the Company pays to Gen the Company Termination Fee (as defined below).

Termination Rights — The Merger Agreement contains certain customary termination rights for the Company and Gen, including (i) if the Merger is not consummated by 11:59 p.m., New York City time, on September 10, 2025 (the “Termination Date”) (provided that if as of the Termination Date, certain conditions related to the receipt of regulatory approvals have not have been satisfied or waived, then the Termination Date will be automatically extended until 11:59 p.m., New York City time, on December 10, 2025), (ii) if the Requisite Stockholder Approval (as defined in the Merger Agreement) is not obtained at the Company Stockholder Meeting (as defined in the Merger Agreement) at which a vote is taken on the Merger, (iii) if the other party breaches its representations, warranties or covenants in a manner that would cause certain conditions to the Gen Merger Closing set forth in the Merger Agreement to not be satisfied (subject to certain cure rights), (iv) if a judgement or order is in effect that has become final and non-appealable or a law has been enacted after the date of the Merger Agreement and remains in effect, in each case, that prohibits the transactions contemplated by the Merger Agreement or (v) by mutual written agreement of Gen and the Company. In addition, (x) subject to compliance with certain terms of the Merger Agreement (including payment to Gen of the Company Termination Fee), the Merger Agreement may be terminated by the Company (prior to obtaining the Requisite Stockholder Approval) in order to enter into a definitive agreement providing for a Superior Proposal and (y) the Merger Agreement may be terminated by Gen if the Company's Board of Directors changes its recommendation regarding the Merger.

Termination Fee — If (i) the Merger Agreement is validly terminated by (x) Gen or the Company, if the Merger has not occurred by the Termination Date (provided that, at the Termination Date, the Requisite Stockholder Approval has not been obtained), (y) Gen or the Company, if the Requisite Stockholder Approval is not obtained at a Company Stockholder Meeting at which a vote is taken on the Merger or (z) Gen, due to the Company’s breach of its representations, warranties and covenants set forth in the Merger Agreement, (ii) following the execution of the Merger Agreement and prior to such termination, a third party publicly announces (or certain Acquisition Proposals otherwise become publicly known) and does not withdraw without qualification certain Acquisition Proposals prior to the earlier of (A) such termination of the Merger Agreement and (B) five days prior to the Company Stockholder Meeting (as such meeting may have been adjourned or postponed in accordance with the Merger Agreement), and (iii) within 12 months of such termination, either (1) an acquisition transaction is consummated, (2) the Company enters into a definitive agreement providing for consummation of certain alternative acquisition transactions or (3) in the case of certain Acquisition Proposals that are tender or exchange offers, the Company's Board of Directors (x) approves or recommends to the Company’s stockholders such Acquisition Proposal or (y) otherwise does not oppose such Acquisition Proposal and in the case of this clause (y) such proposal for such Acquisition Proposal is subsequently consummated, then the Company will be required to pay to Gen a termination fee in cash equal to $41,023 (the “Company Termination Fee”).

The Company is also required to pay the Company Termination Fee if (i) prior to the receipt of the Requisite Stockholder Approval, Gen terminates the Merger Agreement because the Company's Board of Directors has effected a Company Board Recommendation Change (as defined in the Merger Agreement) or the Company or the Company's Board of Directors has willfully and materially breached the “no-shop” provisions or (ii) the Company's Board of Directors makes a Company Board Recommendation Change and the Merger Agreement is terminated (x) by the Company or Gen (1) as a result of the occurrence of the Termination Date at a time when the Requisite Stockholder Approval has not been obtained or when Gen has a right to terminate the Merger Agreement due to the Company’s breach of its representations, warranties and covenants set forth in the Merger Agreement or (2) if the Requisite Stockholder Approval is not obtained at a Company Stockholder Meeting at which a vote is taken on the Merger or Gen or (y) by Gen due to the Company’s breach of its representations, warranties and covenants set forth in the Merger Agreement.

The Company is also required to pay the Company Termination Fee prior to or substantially concurrently with terminating the Merger Agreement to enter into an agreement providing for a Superior Proposal.

Voting Agreement — In connection with the Transactions, certain stockholders of the Company have executed a voting agreement (the “Voting Agreement”) in favor of Gen concurrently with the execution of the Merger Agreement, pursuant to which such stockholders agreed, among other things and subject to the terms and conditions of the Voting Agreement, to vote certain shares of Class A Common Stock owned by them, collectively constituting approximately 19% of the total voting power of the outstanding shares of Class A Common Stock as of the date of the Merger Agreement, in favor of the approval and adoption of the Merger Agreement.

The foregoing description of the Voting Agreement is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the form of the Voting Agreement, which is attached as Exhibit 10.24 to this Annual Report on Form 10-K and incorporated by reference herein.

Contingent Value Rights Agreement — Pursuant to the Merger Agreement, at or immediately prior to the Effective Time, Gen and a rights agent will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) governing the terms of the CVRs. Each CVR will entitle its holder to receive $23.00, payable in shares of Gen Common Stock (issuable based on an assumed share price of $30.48 per share of Gen Common Stock) if, on any date from December 10, 2024 and prior to the second anniversary of the Gen Merger Closing , the Average VWAP (as defined in the CVR Agreement) of Gen Common Stock for the prior 30 consecutive trading days is equal to or greater than $37.50 (subject to certain adjustments) or Gen undergoes a change of control.

The foregoing description of the CVR Agreement is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the form of the CVR Agreement, which is attached as Exhibit 10.25 to this Annual Report on Form 10-K and incorporated by reference herein.

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

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements included, but are not limited to, revenue recognition, provision for credit losses, accounting for business combinations, valuation and useful lives of intangible assets, impairment assessment of goodwill, internal-use software, valuation of stock, valuation of stock warrants, income taxes, and the recognition and disclosure of contingent liabilities. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Variable Interest Entities—The Company’s source of funding for some of its originated receivables is special purpose vehicle financings from third-party lenders (the “SPV Credit Facilities”). The Company may sell certain loan and Instacash receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (the “SPV Borrowers”), which pledge such receivables and related cash flows as collateral to support the financing of additional receivables. The underlying loan and Instacash receivables are originated and serviced by other wholly owned subsidiaries of the Company. The SPV Borrowers are required to maintain pledged collateral consisting of cash balances and loan and Instacash receivables, the value of which must equal or exceed the aggregate principal amounts of the loans financed through the SPV Credit Facilities. 90% of the loan and Instacash receivables net asset balance is counted as collateral. Proceeds received from the SPV Credit Facilities can only be used to purchase loan and Instacash receivables. The payments and interest, as applicable, received from the loan and Instacash receivables held by the SPV Borrowers are used to repay obligations under the SPV Credit Facilities. While the SPV Credit Facilities and related agreements provide assurances to the third-party lenders regarding the quality of loan and Instacash receivables and certain origination and servicing functions to be performed by other wholly owned subsidiaries of the Company, the third-party lender may absorb losses in the event that the payments and interest, as applicable, received in connection with the loan and Instacash receivables are not sufficient to repay the loans made through the SPV Credit Facilities.

The Company is required to evaluate the SPV Borrowers for consolidation, which the Company has concluded are VIEs. The Company has the ability to direct the activities of the SPV Borrowers that most significantly impact the economic performance of the wholly owned subsidiaries that act as the originators and servicer of the loan and Instacash receivables held by the SPV Borrowers. Additionally, the Company has the obligation to absorb losses related to the pledged collateral in excess of the aggregate principal amount of the receivables and the right to proceeds related to the excess loan and Instacash receivables securing the SPV Credit Facilities once all loans and interest under such SPV Credit Facilities are repaid, which exposes the Company to losses and returns that could potentially be significant to the SPV Borrowers. Accordingly, the Company determined it is the primary beneficiary of the SPV Borrowers and is required to consolidate them as indirect wholly owned VIEs. For more information, see Note 8, “Debt” for discussion of the ROAR 1 SPV Credit Facility and the ROAR 2 SPV Credit Facility.

Revenue Recognition, Related Receivables and Related Liabilities—The following table summarizes revenue by type for the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
Consumer revenue
Banking revenue	$318,339	$237,408
Membership subscription revenue	36,297	34,596
Net interest income on finance receivables	12,886	12,193
Other consumer revenue	864	893
Total consumer revenue	368,386	285,090
Enterprise service revenue	177,519	138,341
Total revenue, net	$545,905	$423,431

Banking revenue—Most banking revenue is related to the Company’s Instacash advance product. Users may obtain cash from interest-free Instacash advances in 1-5 business days or may elect to receive cash immediately through the Company’s instant transfer option. The Company charges a fee when the instant transfer option is elected by a customer. Instant transfer fees are recognized gross over the term of the Instacash advance, as the services related to these fees are not distinct from the services of the Instacash advance. The receivable related to the instant transfer option fee is recorded at the amount billed to the customer.

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

Membership subscription revenue—The Credit Builder Plus membership was developed to allow consumer customers to access affordable credit through asset collateralization, build savings, improve financial literacy and track their financial health. The Credit Builder Plus membership is intended to emphasize the program’s ability to help consumer customers build credit while also saving. Members receive access to the Company’s secured personal Credit Builder Loan, banking account and related services, managed investment services, an online digital asset account, credit tracking services and Instacash advances.

Our WOW membership was created to offer our customers comprehensive financial tools, cashback rewards, exclusive savings, and additional benefits to enhance their financial experience. For a membership price of $9.99 per month, with discounted monthly rates available for longer membership terms, WOW members receive exclusive access to premium products, offers and features such as cashback marketplace rewards and a MoneyLion Active Investing account, as well as additional content and engagement opportunities with other members.

Membership subscription fees are recognized on a daily basis throughout the term of the individual subscription agreements, as the control of the membership services is delivered to the customer evenly throughout that term. Subscription receivables are recorded at the amount billed to the customer. The Company policy is to suspend recognition of subscription revenue when the last scheduled subscription payment is 30 days past due, or when, in the Company’s estimation, the collectability of the account is uncertain. Membership subscription revenue is recognized gross over time.

As the Company performs promised services to members, including those services that the members receive access to as part of the memberships, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company evaluates whether it is appropriate to recognize revenue on a gross basis or net of costs associated with the transaction based upon its evaluation of whether the Company obtains control of the specified services by considering if it is primarily responsible for fulfilment of the promise, and has the latitude in establishing pricing, among other factors.

Net interest income on loan receivables—Interest income and the related accrued interest receivables on loan-related receivables are accrued based upon the daily principal amount outstanding except for loans that are on nonaccrual status. The Company recognizes interest income using the interest method. The Company’s policy is to suspend recognition of interest income on finance receivables and place the loan on nonaccrual status when the account is 60 days or more past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain and has not yet been charged-off.

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

Deferred revenue—Deferred revenue related to our revenue streams is $7,010, $5,690 and $5,435 as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively, and is recorded in other liabilities on the consolidated balance sheets.

Allowance for Losses on Receivables—An allowance for losses on consumer receivables and related accrued interest and fee receivables is established to provide for current expected credit losses in the Company’s consumer receivables at the balance sheet date and is established through a provision for losses on receivables. Charge-offs, net of recoveries, are charged directly to the allowance. The allowance is based on management’s assessment of many factors, including changes in the nature, volume, and risk characteristics of the consumer receivables portfolio, including trends in delinquency and charge-offs and current economic conditions that may affect the consumer’s ability to pay. The allowance is developed on a collective (pool) basis and each period management assesses each product type by origination cohort in order to determine the forecasted performance of those cohorts and arrive at an appropriate allowance rate for that period. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

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

Sale of Receivables—The sales of receivables are accounted for as a sale based on the Company’s determination that sold receivables met all the necessary criteria for such accounting, including legal isolation for transferred assets, lack of constraint on the transferee to pledge or exchange the transferred assets that provides a benefit to the Company and the transfer of control. Therefore, the Company no longer records these receivables on the consolidated financial statements. The Company also concluded that continuing involvement any sales arrangements do not invalidate this determination. The Company retains the servicing rights for receivables sold and receives a market-based service fee for servicing the assets sold.

Consumer receivables held for sale are recorded at the lower of cost or fair value. If recorded at fair value, the difference between cost and fair value of consumer receivables held for sale is recorded as a component of loss on sale of consumer receivables in the consolidated statements of operations. If the Company no longer has the intent to sell consumer receivables held for sale, such receivables would be reclassified to Consumer receivables, net. When a consumer receivable is reclassified to held for investment, any amounts previously recorded in order to measure the consumer receivable at the lower of cost or fair value are reversed on the consolidated statements of operations and the consumer receivable is recorded consistent with consumer receivables not sold as held for investment.

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

The Company had no assets measured at fair value on a recurring or non-recurring basis as of and for the twelve months ended December 31, 2024 and December 31, 2023 except for goodwill, which was valued using Level 3 inputs, as described in Note 2, “Summary of Significant Accounting Policies” and consumer receivables held for sale (Level 2) which were measured at fair value on a recurring basis based on prices in markets that are not active for similar assets and are further described in Note 4, "Sale of Consumer Receivables." Liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 are the Private Placement Warrants (as defined herein) and contingent consideration related to mergers and acquisitions, which are further described in Note 13, “Stock Warrants,” and Note 16, “Mergers and Acquisitions,” respectively. The Company had no liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and December 31, 2023. There have been no transfers between levels during the twelve months ended December 31, 2024 and December 31, 2023.

The Company also has financial instruments which are not measured at fair value. The Company has evaluated cash, restricted cash, consumer receivables, net, enterprise receivables, net, receivables from payment processors and other financial instrument assets and liabilities, and believes the carrying value approximates the fair value due to the short-term nature of these balances and that the fair value of these financial instruments would be based on Level 1 fair value measurements. The carrying value of the secured loans approximates their fair value based on the relatively short duration these instruments have been outstanding and the secured loans' variable interest rate based on market rates. The carrying value of other debt approximates its fair value based on the relatively short duration these instruments have been outstanding and availability of alternative financing sources at similar interest rates with the same terms. The fair value of secured loans and other debt is based on Level 2 fair value measurements.

Net Income (Loss) Per Share—The Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered the redeemable convertible preferred stock to be a participating security as the holders were entitled to receive dividends at a dividend rate payable in preference and priority to the holders of common stock.

Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The net income (loss) attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses, which is consistent with the if converted method of calculation. Diluted net income (loss) per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted stock units, performance stock units, Earnout Shares, as defined in Note 14, “Net Income (Loss) Per Share,” and warrants to purchase common stock were considered common shares equivalents but were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive to periods with a net loss. In periods in which the Company reports a net loss attributable to all classes of common stockholders, diluted net loss per share attributable to all classes of common stockholders is the same as basic net loss per share attributable to all classes of common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net losses attributable to common stockholders for the fiscal year ended December 31, 2023.

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

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges were recognized during the years ended December 31, 2024 and 2023.

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

The Company adopted ASU 2023-07, Improvements to Reportable Segments Disclosures. The main provisions of ASU 2023-07 require (i) enhanced disclosures about significant segment expenses, (ii) extension of certain annual disclosures to interim periods and (iii) certain qualitative information on the chief operating decision maker. The Company adopted ASU 2023-07 on January 1, 2024 on a retrospective basis. The adoption did not have an impact on the Company’s financial statements or related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting and subsequently issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions in which the reference London Interbank Offered Rate (“LIBOR”) or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. These ASUs are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022 and the expedients are available through December 31, 2024. Early adoption is permitted. The Company has no significant contracts based on LIBOR as of December 31, 2024. As such, the Company did not elect the optional expedients and exceptions.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. Further, certain requirements related to uncertain tax positions and unrecognized deferred tax liabilities are eliminated. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. ASU 2023-09 will be effective for the Company on January 1, 2025, with early adoption permitted. We do not expect ASU 2023-09 to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses which requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We do not expect ASU 2024-03 to have a material impact on our consolidated financial statements.

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

The Company’s policy is to suspend recognition of interest income on secured personal loans and place the secured personal loan on nonaccrual status when the account is more than 60 days past due on a contractual basis or when, in the Company’s estimation, the collectability of the account is uncertain, and the account has not yet been charged-off. The Company has elected to not measure an allowance for losses on accrued interest receivable. Any accrued interest receivable that becomes 90 days past due on a contractual basis is charged-off by reversing net interest income on loan receivables. Net charge-offs of accrued interest income were $1,072 and $1,470 for the twelve months ended December 31, 2024 and 2023.

Fees receivable represent the amounts due to the Company for tips and instant transfer fees related to the Instacash earned wage access product. Subscription receivables represent the amounts billed to customers for subscription services.

The credit quality and future repayment of consumer receivables are dependent upon the customer’s ability to perform under the terms of the agreement. Factors such as unemployment rates and housing values, among others, may impact the customer’s ability to perform under the loan or Instacash advance terms though no direct correlation between charge-off rates and these factors has been identified in the Company's analysis. When assessing provision for losses on consumer receivables, the Company takes into account the composition and delinquency status of the outstanding consumer receivables and the related forecasted principal loss rates based on recent historical experience. Recent historical loss rates are updated on a quarterly basis. Charge-offs of consumer receivable balances occur after becoming 90 days past contractually due unless specific circumstances are identified on an individual or group of receivables that indicate charge-off is not appropriate. The level of exceptions to charge-offs occurring once 90 days past due is not material. Consumer receivable charge-offs typically occur within one year of origination. The tables below show consumer receivables balances as of December 31, 2024 and December 31, 2023 and the consumer receivables activity, charge-off rates and aging by product for the twelve months ended December 31, 2024 and 2023.

Consumer receivables consisted of the following:

	December 31,	December 31,
	2024	2023
Loan receivables	$97,108	$66,815
Instacash receivables	8,000	120,336
Finance receivables	105,108	187,151
Fees receivable	17,590	16,137
Subscription receivables	3,769	3,491
Deferred loan origination costs	36	86
Accrued interest receivable	1,721	1,302
Consumer receivables, before allowance for credit losses	$128,224	$208,167

Changes in the allowance for losses on loan receivables were as follows:

	Twelve Months Ended December 31,
	2024	2023
Beginning balance	$5,761	$5,784
Provision for credit losses on receivables	2,668	9,451
Loan receivables charged off	(7,049)	(13,765)
Recoveries	1,908	4,291
Ending balance	$3,288	$5,761

Changes in allowance for losses on Instacash receivables were as follows:

	Twelve Months Ended December 31,
	2024	2023
Beginning balance	$25,992	$23,240
Provision for credit losses on receivables	66,152	66,878
Instacash receivables charged off	(110,741)	(84,016)
Recoveries	22,452	19,890
Ending balance	$3,855	$25,992

Changes in allowance for losses on fees receivable were as follows:

	Twelve Months Ended December 31,
	2024	2023
Beginning balance	$2,552	$908
Provision for credit losses on receivables	12,973	12,988
Fees receivable charged off	(15,264)	(13,898)
Recoveries	3,025	2,554
Ending balance	$3,286	$2,552

Changes in allowance for losses on subscription receivables were as follows:

	Twelve Months Ended December 31,
	2024	2023
Beginning balance	$1,024	$1,292
Provision for credit losses on receivables	4,307	4,101
Subscription receivables charged off	(5,944)	(5,538)
Recoveries	1,804	1,169
Ending balance	$1,191	$1,024

The following is an assessment of the repayment performance of loan receivables as of December 31, 2024 and December 31, 2023 and presents the contractual delinquency of the loan receivables portfolio:

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$82,156	84.6%	$58,980	88.2%

Delinquency:
31 to 60 days	8,707	9.0%	4,451	6.7%
61 to 90 days	6,245	6.4%	3,384	5.1%
Total delinquency	14,952	15.4%	7,835	11.8%
Loan receivables before allowance for credit losses	$97,108	100.0%	$66,815	100.0%

Loan receivables that are 61 to 90 days contractually past due are placed on non-accrual status.

The following is an assessment of the repayment performance of Instacash receivables as of December 31, 2024 and December 31, 2023 and presents the contractual delinquency of the Instacash receivables portfolio:

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$3,118	39.0%	$104,541	86.9%

Delinquency:
31 to 60 days	714	8.9%	8,829	7.3%
61 to 90 days	4,168	52.1%	6,966	5.8%
Total delinquency	4,882	61.0%	15,795	13.1%
Instacash receivables before allowance for credit losses	$8,000	100.0%	$120,336	100.0%

The following is an assessment of the repayment performance of fees receivable as of December 31, 2024 and December 31, 2023 and presents the contractual delinquency of the fees receivable portfolio:

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$15,159	86.2%	$13,971	86.6%

Delinquency:
31 to 60 days	1,485	8.4%	1,197	7.4%
61 to 90 days	946	5.4%	969	6.0%
Total delinquency	2,431	13.8%	2,166	13.4%
Fees receivable before allowance for credit losses	$17,590	100.0%	$16,137	100.0%

The following is an assessment of the repayment performance of subscription receivables as of December 31, 2024 and December 31, 2023 and presents the contractual delinquency of the subscription receivables portfolio:

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Current	$2,809	74.5%	$2,786	79.8%

Delinquency:
31 to 60 days	558	14.8%	407	11.7%
61 to 90 days	402	10.7%	298	8.5%
Total delinquency	960	25.5%	705	20.2%
Subscription receivables before allowance for credit losses	$3,769	100.0%	$3,491	100.0%

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

During the twelve months ended December 31, 2024, the Company sold $742,699 of Instacash receivables under the Purchase Agreement and had $175,000 of unused capacity as of December 31, 2024.

Consumer receivables held for sale as of December 31, 2024 represent Instacash receivables that the Company originated and intends to sell under the Purchase Agreement.

Servicing revenue is recognized as Instacash receivables are collected on behalf of the purchaser. Servicing revenue for the twelve months ended December 31, 2024 was $8,946 and is presented within service and subscription revenue in the consolidated statements of operations.

As of December 31, 2024, the Company was responsible for servicing $146,335 of Instacash receivables sold and outstanding under the Purchase Agreement. The following is an assessment of the repayment performance of Instacash receivables sold and outstanding as of December 31, 2024 and presents the contractual delinquency of the Instacash receivables sold and outstanding:

	December 31, 2024
	Amount	Percent
Current	$131,440	89.8%

Delinquency:
31 to 60 days	9,774	6.7%
61 to 90 days	4,155	2.8%
91 days or more	966	0.7%
Total delinquency	14,895	10.2%
Instacash receivables sold and outstanding	$146,335	100.0%

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Leasehold improvements	$1,909	$1,932
Furniture and fixtures	258	361
Computers and equipment	2,907	2,551
	5,074	4,844
Less: accumulated depreciation	(3,416)	(2,980)
Property and equipment, net	$1,658	$1,864

Total depreciation expense related to property and equipment was $835 and $1,293 for the twelve months ended December 31, 2024 and 2023, respectively.

6. INTANGIBLE ASSETS

The June 30, 2023 assessment indicated that the carrying value of the reporting unit exceeded the reporting unit's fair value, which in turn resulted in a full impairment of goodwill. See Note 2, “Summary of Significant Accounting Policies,” for additional information regarding goodwill impairment.

Intangible assets consisted of the following:

		December 31,	December 31,
	Useful Life	2024	2023
Proprietary technology and capitalized internal-use software	3 - 7 years	$51,971	$43,105
Work in process		1,599	1,695
Customer relationships	10 - 15 years	160,500	160,500
Trade names	9 - 15 years	15,960	15,960
Less: accumulated amortization		(69,501)	(44,719)
Intangible assets, net		$160,529	$176,541

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized in a similar manner. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use, at which point amortization of capitalized costs begins. All other costs are expensed as incurred. Costs capitalized in connection with internally developed software were $7,108 and $5,626 for the twelve months ended December 31, 2024 and 2023, respectively.

For the twelve months ended December 31, 2024 and 2023, total amortization expense was $24,819 and $23,533, respectively.

The following table summarizes estimated future amortization expense of intangible assets placed in service at December 31, 2024 for the years ending:

2025	$25,639
2026	25,639
2027	25,067
2028	22,759
2029	18,319
Thereafter	41,507
$158,930

7. OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2024	2023
Receivable from payment processors	$20,939	$37,362
Prepaid expenses	6,969	5,987
Operating lease right-of-use assets	11,836	6,159
Other	9,057	4,051
Total other assets	$48,801	$53,559

8. DEBT

The Company’s debt as of December 31, 2024 and 2023 is presented below:

	December 31,	December 31,
	2024	2023
Monroe Term Loans	$—	$65,000
SVB Term Loans	70,000	—
Unamortized discounts and debt issuance costs	(2,598)	(666)
Total secured loans, net	$67,402	$64,334

ROAR 1 SPV Credit Facility	$—	$64,500
ROAR 2 SPV Credit Facility	51,600	62,500
Unamortized discounts and debt issuance costs	(469)	(1,581)
Total other debt, net	$51,131	$125,419

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

On November 25, 2024, in connection with the entry into the SVB Credit Agreement (as defined below), the Company repaid in full the approximately $65.0 million aggregate principal amount outstanding under the Monroe Facility, plus accrued and unpaid interest and related fees, using a portion of the proceeds of the SVB Term Loans (as defined below) and the Company terminated the Monroe Credit Agreement.

The Term A-1 Loans and Term B Loans bore annual interest, payable monthly, at a floating rate measured by reference to, at the Company’s option, either (a) a base rate then in effect (equal to the greater of (i) the federal funds rate plus 0.50%, (ii) the prime rate, (iii) 2.00% and (iv) an adjusted one-month Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 1.00%) plus 1.00%) plus an applicable margin ranging from 6.00% to 8.25% per annum, depending on whether the “EBITDA Trigger Date” has occurred, the Company’s “Enterprise Value” and, once the EBITDA Trigger Date has occurred, its “Total Debt to EBITDA Ratio” (as such terms are defined in the Monroe Credit Agreement) or (b) an adjusted one-month or three-month SOFR (subject to a floor of 1.00%) plus an applicable margin ranging from 7.00% to 9.25% per annum, depending on whether the EBITDA Trigger Date has occurred, the Company’s Enterprise Value and, once the EBITDA Trigger Date has occurred, its Total Debt to EBITDA Ratio. The Term A-2 Loans bore annual interest, payable monthly, at the greater of (i) 12% and (ii) a floating rate measured by reference to the prime rate plus 5.75% per annum, subject to a cap of 15%. Pursuant to Amendment No. 2, the Term A-2 Loans, which originally matured on May 1, 2023, were repaid in full during the year ended December 31, 2023.

The Term A-1 Loans and the Term B Loans were scheduled to mature on March 24, 2026. The Monroe Term Loans were permitted to be prepaid at the Company’s option at any time, in minimum principal amounts, and were subject to mandatory prepayment in an amount equal to 100% of the net cash proceeds upon the occurrence of certain asset dispositions and equity and debt offerings, 100% of certain extraordinary cash receipts and 0-50% of certain excess cash flow, in each case as specified in the Monroe Credit Agreement and subject to certain reinvestment rights as set forth in the Monroe Credit Agreement. Upon the occurrence of certain triggering events, including any prepayment of any Monroe Term Loans for any reason (subject to limited exceptions), the Company was required to pay a premium ranging from 0.00% to 3.00% of the principal amount of such prepayment depending on the Monroe Term Loans repaid and the date of the prepayment, plus, in the case of any Monroe Term Loans other than Term A-2 Loans and in the event the prepayment occurred within 12 months after the closing date, all interest that would have otherwise been payable on the amount of the principal prepayment from the date of prepayment to and including the date that is 12 months after the closing date.

The Monroe Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants, including financial covenants with respect to minimum adjusted revenue, EBITDA, liquidity and unrestricted cash (all as defined in the Monroe Credit Agreement). The negative covenants, among other things, limited or restricted the ability of the “Loan Parties” (as defined in the Monroe Credit Agreement) and their subsidiaries to: incur additional indebtedness; incur additional liens; make dividends, distributions and other restricted payments; merge, consolidate, sell, transfer, dispose of, convey or lease assets or equity interests; purchase or otherwise acquire assets or equity interests; modify organizational documents; enter into certain transactions with affiliates; enter into restrictive agreements; engage in other business activities; and make investments.

The obligations under the Monroe Credit Agreement were guaranteed by MoneyLion Inc., as parent, and each of its direct and indirect existing and future wholly-owned subsidiary, other than SPVs, certain foreign subsidiaries, certain regulated subsidiaries and certain other excluded subsidiaries (the “Guarantors”). The Monroe Credit Agreement was entered into by MoneyLion Technologies Inc. The Monroe Credit Agreement was secured with a perfected, first-priority security interest in substantially all tangible and intangible assets of MoneyLion Technologies Inc. and each Guarantor, subject to certain customary exceptions.

SVB Term Loans—On November 25, 2024 (the “SVB Closing Date”), the Company and MoneyLion Technologies Inc. entered into a Credit Agreement (the “SVB Credit Agreement”) with the several lenders from time to time party thereto (the “SVB Lenders”), and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as administrative agent and lead arranger, which provides for a $70.0 million aggregate principal amount of term loans (the “SVB Term Loans”), available to be drawn at the SVB Closing Date.

In connection with the foregoing, the Company borrowed SVB Term Loans in an aggregate principal amount of $70.0 million. Proceeds of the SVB Term Loans were used (a) to repay in full the approximately $65 million aggregate principal amount outstanding under the Monroe Term Loans, including accrued and unpaid interest and related fees, (b) to pay transaction-related fees and expenses and (c) for ongoing working capital and general corporate purposes of the Company and its subsidiaries.

In connection with the entry into the Credit Agreement and the repayment in full of the approximately $65.0 million aggregate principal amount outstanding under the Monroe Facility, plus accrued and unpaid interest and related fees, with a portion of the proceeds of the SVB Term Loans, the Company terminated the Credit Agreement, dated as of March 24, 2022 and as amended through the Amendment No. 3 to Credit Agreement, dated June 30, 2024, by and among the Company, Monroe Capital and the various financial institutions party thereto. The settlement of the Monroe Term Loans was accounted for as a debt extinguishment resulting in total expense recognized of $1,426 comprised of settlement fees and the write off of unamortized deferred financing costs.

The SVB Term Loans bear annual interest, payable at least quarterly, at a floating rate measured by reference to, at the Company’s option, either (a) a base rate then in effect (equal to the greater of (i) the federal funds effective rate plus 0.50%, (ii) the prime rate, and (iii) an adjusted one-month Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%) plus 1.00%) plus an applicable margin ranging from 0.50% to 2.00% per annum, depending on the Company’s “Consolidated Total Leverage Ratio” (as such term is defined in the SVB Credit Agreement) or (b) an adjusted one-month, three-month or six-month SOFR (subject to a floor of 0.00%) plus an applicable margin ranging from 1.50% to 3.00% per annum, depending on the Company’s Consolidated Total Leverage Ratio. The interest rate on the SVB Term Loans as of December 31, 2024 was 6.05%.

The SVB Term Loans mature on November 25, 2029. Pursuant to the SVB Credit Agreement, the Company is required to repay the SVB Term Loans in quarterly installments on the last day of each March, June, September and December, commencing March 31, 2025, and ending with the last such day to occur prior to the maturity date, in an amount on each such quarterly date that would result in amortization of (a) 5.00% per annum of the SVB Term Loans in the first full year following commencement of amortization, (b) 7.5% per annum of the SVB Term Loans in each of the second and third full years following commencement of amortization, and (c) 10.00% per annum of the SVB Term Loans in each of the fourth and fifth full years (or portion thereof) following commencement of amortization. The SVB Term Loans may be prepaid at the Company’s option at any time, in minimum principal amounts, and are subject to mandatory prepayment in an amount equal to 100% of the net cash proceeds upon the occurrence of certain asset dispositions, recovery events and debt incurrences, in each case as specified in the SVB Credit Agreement and, in the case of such asset sales and recovery events, subject to certain reinvestment rights as set forth in the SVB Credit Agreement.

The SVB Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including financial covenants with respect to minimum consolidated fixed charge coverage and maximum consolidated total leverage. The negative covenants, among other things, limit or restrict the ability of the Company to: incur additional indebtedness; incur additional liens; make dividends, distributions and certain other restricted equity and debt payments; merge, consolidate, sell, transfer, convey, lease, sell and leaseback, encumber or otherwise dispose of assets or equity interests; purchase or otherwise acquire assets or equity interests and make other investments; modify organizational and certain other documents; enter into certain transactions with affiliates; enter into certain restrictive agreements; and engage in other business activities.

The obligations under the SVB Credit Agreement will be guaranteed by the Company and each direct and indirect existing and future subsidiary of the Company, other than special purpose entities, certain foreign subsidiaries, certain regulated subsidiaries and certain other excluded subsidiaries (the “SVB Guarantors”). The obligations of the Company and each SVB Guarantor will be secured by a perfected, first-priority security interest in substantially all tangible and intangible assets of the Company and each SVB Guarantor, subject to certain customary exceptions.

In connection with the Company’s entry into the Merger Agreement, the Company is obligated to repay in full the approximately $70 million aggregate principal amount outstanding under the SVB Term Loans, including accrued and unpaid interest and related fees, substantially concurrently with the Gen Merger Closing.

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

In October 2024, the Company paid down the outstanding principal balance due under the ROAR 1 SPV Credit Facility and terminated the ROAR 1 SPV Credit Facility. The settlement of the ROAR 1 SPV Credit Facility was accounted for as a debt extinguishment resulting in total expense recognized of $180 related to the write off unamortized deferred financing costs.

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

Debt Maturities—Of the principal related to the Company’s debt agreements, $55,100, $5,250, $5,250, $7,000 and $49,000 is due for repayment during the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively.

9. LEASES

The Company is party to operating leases for all of our offices. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the consolidated balance sheets are the periods provided by renewal and extension options that we are reasonably certain to exercise, as well as the periods provided by termination options that we are reasonably certain not to exercise. All long-term leases identified by the Company are classified as operating leases. Lease expenses related to long-term leases were $4,956 and $3,542 for the twelve months ended December 31, 2024 and 2023, respectively. Short-term lease expense, variable lease expense and sublease income were not material for the twelve months ended December 31, 2024 and 2023.

On July 28, 2023, the Company entered into a sublease for 12,765 square feet of the Company's rental space in New York, New York, which does not include the Company's headquarters. As a result, $377 of impairment charges were recognized during the third quarter of fiscal year 2023 relating to the impairment of the right of use asset and property and equipment related to the site. Net rental income of $690 and $277 was recorded in other income for the twelve months ended December 31, 2024 and 2023, respectively.

Maturities of the Company’s long-term operating lease liabilities, which are included in other liabilities on the consolidated balance sheet, were as follows:

December 31, 2024
2025	$4,712
2026	3,486
2027	3,334
2028	3,271
2029	2,578
Thereafter	361
Total lease payments	17,742
Less: imputed interest	4,405
Lease liabilities	$13,337
Weighted-average remaining lease term (years)	4.5
Weighted-average discount rate	13.4%

10. INCOME TAXES

For the years ended December 31, 2024 and 2023, income tax expense (benefit) computed at the federal statutory income tax rate of 21% differed from the recorded amount of income tax expense (benefit) due primarily to state income taxes and permanent differences.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2024		2023
Federal statutory rate	$1,995	21.00%	$(9,800)	21.00%
Effect of:
State taxes, net of federal tax benefit	1,086	11.02%	(1,799)	3.85%
Deferred rate change	(358)	(3.63)%	552	(1.18)%
Change in fair value of warrant liability	136	1.38%	99	(0.21)%
Return to provision	728	7.39%	(2,313)	4.95%
Goodwill impairment	—	—%	25	(0.05)%
Other permanent differences	1,441	13.89%	708	(1.52)%
Other	—	—%	41	(0.08)%
Change in valuation allowance	(4,674)	(47.46)%	11,411	(24.45)%
Total	$354	3.59%	$(1,076)	2.31%

The income tax expense (benefit) is as follows:

	Years Ended December 31,
	2024	2023
Current:
Federal	$8	$—
State and local	851	672
Non-U.S.	—	343
	859	1,015

Deferred taxes:
Federal	(505)	(2,091)
State and local	—	—
Non-U.S.	—	—
	(505)	(2,091)
Income tax expense (benefit)	$354	$(1,076)

The tax effects of the primary temporary differences included in net deferred tax assets and liabilities are shown in the following table:

	December 31,
	2024	2023
Net operating loss carryforwards	$98,605	$104,072
Allowance for losses on finance receivables	2,876	9,085
Research and development credit	1,221	1,246
Stock compensation	2,823	2,489
Interest expense deduction limitation	4,748	2,917
Operating lease liability	3,274	1,795
Legal reserve	736	70
Contingent liability	—	1,276
Other	875	375
Total deferred tax assets, gross	115,158	123,325
Less: valuation allowance	(91,689)	(96,363)
Total deferred tax assets, net	23,469	26,962

Depreciation and amortization	(20,718)	(26,145)
Operating lease right-of-use assets	(2,905)	(1,580)
Other	(303)	(199)
Total deferred tax liabilities	(23,926)	(27,924)
Total deferred tax liabilities, net	$(457)	$(962)

As of December 31, 2024 and 2023, the Company maintained a valuation allowance of $91,689 and $96,363, respectively. The valuation allowance was recorded due to the fact that the Company has a cumulative loss incurred over the three-year period ended December 31, 2024. The Company continues to provide a valuation allowance against its tax attributes because the Company is unable to forecast when such deferred tax assets will be utilized.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $4,674 and decreased by $11,411 during the twelve months ended December 31, 2024 and 2023, respectively.

Total U.S. federal and state operating loss carryforwards as of December 31, 2024 and 2023 were approximately $677,184 and $714,300, respectively. U.S. Federal net operating losses totaled approximately $389,534 and carry forward indefinitely. State operating loss carryforwards begin to expire in 2025.

Due to the net operating loss carryovers, the statute of limitations remains open for federal and state returns.

As of December 31, 2024, the Company’s federal research and development credit carryforwards for income tax purposes were approximately $1,179. If not used, the current carryforwards will expire beginning in 2034.

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

Former Series A Preferred Stock—Prior to the Automatic Conversion Event (as described below), the Company had shares of Series A Preferred Stock outstanding. Holders of the shares of Series A Preferred Stock (other than certain regulated holders subject to the Bank Holding Company Act of 1956, as amended) were entitled to vote as a single class with the holders of the Class A Common Stock and the holders of any other class or series of capital stock of MoneyLion then entitled to vote.

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

The Incentive Plan permits the Company to deliver up to 3,635,941 shares of Class A Common Stock pursuant to awards issued under the Incentive Plan. The number of shares of Class A Common Stock reserved for issuance under the Incentive Plan will automatically increase on January 1 of each fiscal year until and including January 1, 2031 by an amount equal to the lesser of (i) 5% of the total number of shares of all classes of the Company's voting stock outstanding on December 31st of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A Common Stock as determined by the Compensation Committee of the Board of Directors.

Stock-based compensation of $27,793 and $22,896 was recognized during the twelve months ended December 31, 2024 and 2023, respectively.

Summary of Stock Option Activity

No stock options were granted during the twelve months ended December 31, 2024 nor December 31, 2023.

The following table represents option activity since December 31, 2022:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Options(1)	Option(1)	Term	Value
Options outstanding at December 31, 2022	1,096,498	$25.66	6.6 Years	$5,234
Options exercised	(151,278)	35.93		$1,878
Options forfeited	(84,054)	39.35
Options expired	(16,132)	25.94
Options outstanding at December 31, 2023	845,034	$26.83	5.6 years	$32,628
Options exercised	(333,066)	15.70		$17,904
Options forfeited	(31,577)	37.73
Options expired	(331)	21.30
Options outstanding at December 31, 2024	480,060	$33.84	4.9 Years	$25,044
Exercisable at December 31, 2024	473,233	33.25	4.9 Years	$24,968
Unvested at December 31, 2024	6,827	$74.96

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split of the Class A Common Stock at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

56,666 options vested during the twelve months ended December 31, 2024 with an aggregate intrinsic value of $821. Total compensation cost related to unvested options not yet recognized as of December 31, 2024 was $104 and will be recognized over a weighted average of 0.1 years.

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

The grant date fair values for the Market PSUs issued during the twelve months ended December 31, 2023 were calculated using a Monte Carlo simulation model which utilized estimates of future stock price volatility, expected term and risk-free interest rate. Assumptions used for the Market PSUs granted during the twelve months ended December 31, 2023 are as follows:

Twelve Months Ended December 31, 2023
Expected Volatility	83%
Expected Dividend	—
Expected Term in Years	3.00
Risk Free Interest Rate	4.72%

The following table represents RSU and PSU activity since December 31, 2022:

	Market PSUs		KPI PSUs		RSUs
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
		Date Fair		Date Fair		Date Fair
		Value		Value		Value
	Units(1)	Per Unit(1)	Units(1)	Per Unit(1)	Units(1)	Per Unit(1)
Units outstanding at December 31, 2022	334,001	$26.10	87,571	$59.00	583,919	$52.51
Units granted	300,000	9.73	173,599	17.03	713,113	20.90
Units forfeited	(308,614)	22.62	(25,336)	70.56	(130,939)	39.77
Units vested	(26,493)	15.99	(41,942)	48.79	(343,359)	42.57
Units outstanding at December 31, 2023	298,894	$14.16	193,892	$22.12	822,734	$31.58
Units granted	—	—	95,090	54.06	431,070	54.41
Units forfeited	—	—	(2,804)	3.80	(76,699)	35.19
Units vested	(115,750)	13.76	(111,729)	24.44	(459,296)	36.74
Units outstanding at December 31, 2024	183,144	$14.41	174,449	$38.34	717,809	$41.23

(1)
Prior period results have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-30 that became effective April 24, 2023. See Note 1, “Description of Business and Basis of Presentation,” for details.

Total compensation cost related to unvested RSUs and PSUs not yet recognized as of December 31, 2024 was $27,537 and will be recognized over a weighted average of 1.6 years.

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

The Public Warrants meet the conditions for equity classification in accordance with ASC 815-40. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the consolidated balance sheets. As of December 31, 2024 and 2023, the aggregate value of the Private Placement Warrants was $1,458 and $810, respectively. The Private Placement Warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statement of operations.

The Private Placement Warrants were valued based on the per warrant price of the Public Warrants, subject to adjustments to account for differences in contractual terms between the Private Placement Warrants and the Public Warrants. The per warrant price of the Public Warrants as of December 31, 2024 and 2023 was $0.18 and $0.10.

The following table presents the changes in the fair value of the Private Placement Warrants:

Private Placement
Warrants
Warrants payable balance, December 31, 2023	$810
Mark-to-market adjustment	648
Warrants payable balance, December 31, 2024	$1,458

14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per common share for the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$9,146	$(45,245)
Reversal of previously accrued dividends on preferred stock	—	690
Net income (loss) attributable to common shareholders	$9,146	$(44,555)

Denominator:
Weighted-average common shares outstanding - basic	10,907,441	9,614,309
Plus: dilutive effect of common stock equivalents	1,107,584	—
Weighted-average common shares outstanding - diluted	12,015,025	9,614,309
Net (loss) income per share attributable to common stockholders - basic	$0.84	$(4.63)
Net (loss) income per share attributable to common stockholders - diluted	$0.76	$(4.63)

For the twelve months ended December 31, 2024, 219,463 options to purchase Class A Common Stock and other rights to acquire Class A Common Stock were outstanding and anti-dilutive and, therefore, are excluded from the computation of diluted net income per share attributable to common stockholders. All Public Warrants and Private Placement Warrants to purchase Class A Common Stock and rights to receive Earnout Shares (as defined below) are excluded from the computation of diluted net income per share attributable to common stockholders as the relevant purchase price and milestones, respectively, were above the average price of the Class A Common Stock during the twelve months ended December 31, 2024.

For the twelve months ended December 31, 2023, the Company’s potentially dilutive securities, which include stock options, RSUs, preferred stock and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potentially issuable shares of Class A Common Stock from the computation of diluted net income (loss) per share because including them would have an anti-dilutive effect for the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
Warrants to purchase common stock	853,330	853,330
PSUs, RSUs and options to purchase common stock	219,463	2,160,554
Right to receive Earnout Shares	583,333	583,333
Total common stock equivalents	1,656,126	3,597,217

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

15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments— The Company’s unconditional purchase obligations include purchase commitments with suppliers and other obligations entered in to during the normal course of business regarding the purchase of goods and services. As of December 31, 2024, the Company’s estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in the Company’s consolidated balance sheet, were $8,500 in 2026 and 2027, respectively. For the year ended December 31, 2024 and 2023, purchases related to these obligations were $12,816 and $8,944, respectively.

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

The Company has determined, based on its current knowledge, that the aggregate amount or range of losses that are estimable with respect to its legal proceedings, including the matters described below, would not have a material adverse effect on its business, financial position, results of operations or cash flows. As of December 31, 2024, amounts accrued were not material. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

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

On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing the acquisition of MALKA (the “MALKA Acquisition”). Among other claims, the Seller Members allege that they are entitled to payment of $25.0 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and filed counterclaims against the Seller Members, alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. On October 17, 2023, the SDNY denied, in full, the Seller Members’ motion for a preliminary injunction to remove the restrictive legends on certain shares of Class A Common Stock previously issued to the Seller Members. Separately, on November 3, 2023, the Seller Members moved to dismiss the Company’s amended counterclaims and third-party complaint. On May 14, 2024, the SDNY denied the Seller Members’ motion to dismiss with respect to the Company’s counterclaims alleging fraud, negligent misrepresentation, breach of fiduciary duty and certain conversion and breach of contract claims. The SDNY dismissed certain of the Company’s counterclaims relating to declaratory judgment, unjust enrichment and conversion as duplicative of the fraud and misrepresentation counterclaims, as well as certain other breach of contract counterclaims. The SDNY has scheduled trial to begin at the end of March 2025. The Company continues to vigorously pursue its remaining counterclaims and defend against the Seller Members’ claims, which the Company believes are meritless. However, at this time, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations in the lawsuit may have on its business, financial condition, results of operations or cash flows.

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

The $6,433 decline in fair value of the Earnout and the Preferred Stock Equivalents for the twelve months ended December 31, 2023 was included on the consolidated statement of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

MALKA—On November 15, 2021, MoneyLion completed the MALKA Acquisition. MALKA forms the basis of MoneyLion's media division and provides MoneyLion with the creative capabilities to produce and deliver engaging and dynamic content in support of MoneyLion's product and service offerings. MALKA also offers creative media and brand content services to clients in MoneyLion's Enterprise business.

The unsettled restricted shares payable relating to the MALKA Acquisition earnout and the related make-whole provision were settled during the first quarter of 2023. The $180 decline in fair value for the twelve months ended December 31, 2023 were included on the consolidated statements of operations as a component of the change in fair value of contingent consideration from mergers and acquisitions.

17. RELATED PARTIES

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

The Company is party to an Amended and Restated Marketing Consulting Agreement, dated as of May 11, 2021 and as amended from time to time (the “Marketing Consulting Agreement”), with LeadGen Data Services LLC (“LeadGen”), pursuant to which LeadGen provides the Company with certain marketing, consumer acquisition, lead generation and other consulting services. A significant stockholder has an indirect financial interest in LeadGen. For the year ended December 31, 2024 and 2023, MoneyLion incurred expenses of $446 and $547, respectively, to LeadGen and earned $5,739 and $6,749, respectively, of revenue under the Marketing Consulting Agreement. As of December 31, 2024 and 2023, the net receivable owed to the Company from LeadGen was $1,476 and $1,088, respectively.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 25, 2025, the date on which these consolidated financial statements were issued, and concluded that there were no subsequent events that were required to be disclosed.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective in providing reasonable assurance that the information required for disclosure in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our remediation efforts.

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

Item 9B. Other Information

2025 RSU Awards

Subject to the terms and conditions of the MoneyLion Inc. Amended and Restated Omnibus Incentive Plan (as may be amended or restated from time to time) and the applicable award grant notices and agreements thereunder, on February 24, 2025, the Compensation Committee of the Board of Directors of the Company approved the following grants of restricted stock units (the “2025 RSUs”) to each of Messrs. Choubey, Correia, Hong and VanWagner (each, an "Executive"):

Name	RSUs
Diwakar Choubey	69,396
Richard Correia	57,830
Timmie Hong	34,698
Adam VanWagner	28,915

The 2025 RSUs will vest quarterly in twelve equal installments on the 15th day of each February, May, August and November, beginning on May 15, 2025, subject to the Executive’s continued service with the Company or one of its subsidiaries through the applicable vesting date. Each 2025 RSU represents a contingent right to receive one share of Class A Common Stock upon vesting of the RSUs.

The summary of the 2025 RSUs set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the award grant notices and agreements, the forms of which are attached to this Annual Report on Form 10-K as Exhibits 10.17 through 10.20 and incorporated by reference herein.

10b5-1 Trading Plans

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age as of February 25, 2025 and position of the individuals who currently serve as the directors and executive officers of the Company. The following also includes certain information regarding our executive officers’ individual experience, qualifications, attributes and skills.

Name	Age	Position
John Chrystal	66	Non-Executive Chairman
Dwight Bush	68	Director
Diwakar (Dee) Choubey	43	Chief Executive Officer, Director
Matt Derella	47	Director
Lisa Gersh	66	Director
Brad Hanson	60	Director
Annette Nazareth	69	Director
Michael Paull	53	Director
Chris Sugden	55	Director
Richard (Rick) Correia	52	President, Chief Financial Officer and Treasurer
Timmie (Tim) Hong	42	Chief Product Officer
Mark Torossian	41	Chief Accounting Officer
Adam VanWagner	43	Chief Legal Officer and Secretary

John Chrystal, 66, joined MoneyLion in 2016. Mr. Chrystal currently serves as an independent director of Apollo Asset Backed Credit Company LLC and Regatta Loan Management LLC, a board member of Sac City Holdings, Ltd., a single bank holding company, and as an officer or director of Bent Gate Land LLC. Bent Gate Management Company, Buckwheat LLC, C3 Land LLC and C3 Management Company, five farm management companies. Previously, from June 2013 until February 2022, he served as a director of The Bancorp and its subsidiaries, including serving as Vice Chairman beginning in April 2017 and as Interim Chief Executive Officer of The Bancorp, Inc. and President of The Bancorp Bank from December 2015 through May 2016. Mr. Chrystal also previously served as a director of numerous special purpose acquisition companies from 2019 to 2022 and an advisor to Monroe Capital LLC and its affiliated funds from 2017 to 2022, and served as a director of the Trust for Advised Portfolios from 2010 to 2022. Mr. Chrystal brings more than 35 years of experience as a highly-regarded financial services leader to MoneyLion. Mr. Chrystal was also a Managing Member of Bent Gate Advisors, LLC, the Chief Risk Officer of DiMaio Ahmad Capital, and was a Managing Director with Credit Suisse entities, with oversight of asset management and financial products functions. Mr. Chrystal received an MBA from The University of Chicago and an undergraduate degree from Iowa State University. We believe that Mr. Chrystal is a valuable member of the Board of Directors because of his extensive experience in the financial services industry and his prior track record as a senior executive and director.

Dwight Bush, 68, joined MoneyLion in 2021. He previously served as the U.S. Ambassador to the Kingdom of Morocco under President Barack Obama, from 2014-2017. Mr. Bush is a highly accomplished business executive with a background in banking and finance, corporate management and public company and private organization governance. Mr. Bush is Chief Executive Officer of D.L. Bush & Associates, a Washington, D.C.-based strategy and business advisory firm. Mr. Bush is currently advising several multinational companies and investors on investment projects in the Middle East, North Africa and the United States of America and has served as Advisor to the Rock Creek Group since 2022. Mr. Bush also serves as a trustee of Goldman Sachs Trust and Goldman Sachs Variable Insurance Trust. Starting in 1979, Mr. Bush joined Chase Manhattan Bank, where he enjoyed a 15-year career that included international corporate banking assignments in Latin America, Asia and the Middle East, and corporate finance and project finance in New York and Washington, D.C. After 15 years at Chase, Mr. Bush had risen to Managing Director in the Project Finance Group when he resigned and joined Sallie Mae Corporation, serving as Vice President of Corporate Development from 1994 to 1997. From 1998 to 2006, Mr. Bush worked as a Principal at Stuart Mill Capital, LLC; Vice President and Chief Financial Officer at SatoTravel Holdings, Inc.; and Vice Chairman at Enhanced Capital Partners, LLC. Mr. Bush was President and CEO of Urban Trust Bank, Urban Trust Holdings and President of UTB Education Finance, LLC from 2006 through 2008. In addition to his corporate work, Mr. Bush has been active in non-profit governance, including serving on the boards of trustees or directors of CARE’s Global Leaders Network, Cornell University, The GAVI Alliance and The Middle East Investment Initiative. Mr. Bush holds a B.A. in Government from Cornell University. We believe Mr. Bush is a valuable member of the Board of Directors because of his extensive experience as a senior executive in the financial services industry and his prior track record in the private sector and as a government official.

Diwakar (Dee) Choubey, 43, co-founded MoneyLion in 2013 and has been its Chief Executive Officer since inception. Prior to co-founding MoneyLion, Mr. Choubey was a senior investment banking professional at Barclays from 2011 to 2013. Prior to joining Barclays, Mr. Choubey was a Vice President at Citadel Securities from 2009 to 2011. Prior to joining Citadel, Mr. Choubey was an investment banking professional at Goldman Sachs from 2005 to 2009 and Citigroup from 2003 to 2005. Mr. Choubey holds a Bachelor of Arts in Economics with Honors from the University of Chicago. We believe that Mr. Choubey is a valuable member of the Board of Directors because of his extensive experience as co-founder and Chief Executive Officer of MoneyLion.

Matt Derella, 47, joined MoneyLion in 2021. Mr. Derella currently serves as VP, LinkedIn Marketing Solutions at LinkedIn, which he joined in December 2024. From December 2022 to November 2024, Mr. Derella served as the Chief Executive Officer of Catalyte, a private company that helps generate inclusive economic prosperity by linking data and AI to help F1000 companies make better hiring decisions, and served as a board member of Catalyte since March 2022. He also joined venture capital firm, 01 Advisors, in September 2021 as an operating partner to help early stage technology companies scale their customer base and operations. Previously, Mr. Derella served as Chief Customer Officer for Twitter. Reporting to the CEO, Jack Dorsey, Mr. Derella’s responsibilities included revenue performance, content partnerships, country operations and customer service around the world. Prior to joining Twitter, Mr. Derella spent five years at Google where he held various leadership roles, including advising F1000 brands and global agencies on the importance of Commerce to their business and the strategies necessary to future proof their business. From 2018 to 2021, Mr. Derella served on the board of SheRunsIt, a non-profit dedicated to supporting and advancing women in advertising. He was inducted into the Advertising Hall of Achievement in 2019 and was named one of the World’s Top 100 Digital Marketers by The Drum in 2019. He holds a B.A. in English from Georgetown University, where he graduated with honors. We believe that Mr. Derella is a valuable member of the Board of Directors because of his extensive experience in the C-suite of several prominent technology companies and his proven ability to help drive scale and growth.

Lisa Gersh, 66, joined MoneyLion in 2021. From October 2017 to October 2018, Ms. Gersh served as Chief Executive Officer of Alexander Wang, a global fashion brand based in New York City. From 2014 to 2017, Ms. Gersh transformed Gwyneth Paltrow’s blog, Goop, Inc. (“Goop”), into the first contextual commerce brand, overseeing the launch of Goop’s e-commerce store, skincare and fashion lines and created Goop’s pop-up retail strategy. In 2011, Ms. Gersh took over the operations of Martha Stewart Living Omnimedia, Inc., first as President and later as its Chief Executive Officer. Ms. Gersh co-founded Oxygen Media (“Oxygen”), the first ever multi-platform brand and created content for women, by women, in 1999 and remained its President and Chief Operating Officer until the company’s sale to NBC in 2007. Following the sale of Oxygen, Ms. Gersh joined NBC and spearheaded NBC’s acquisition of The Weather Channel, serving briefly as its interim Chief Executive Officer. Ms. Gersh began her career as a lawyer, first as a litigation associate at Debevoise & Plimpton LLP, and then as a Partner at Friedman, Kaplan, Seiler & Adelman LLP, which Ms. Gersh co-founded. Currently, Ms. Gersh serves on the board of directors of Hasbro, Inc., where she is the Chair of the Compensation Committee and serves on the Audit Committee. She also serves on the board of directors of Jones Road, the Samsung Retail Advisory Board and The Bail Project, a national non-profit organization. Ms. Gersh previously served on the board of directors of Pershing Square Tontine Holdings, Ltd., where she was the Chair of the Compensation Committee and served on the Audit Committee, Establishment Labs Holdings Inc., TheKnot.com, comScore, Inc. and XO Group Inc. Ms. Gersh holds a B.A. from SUNY Binghamton and a J.D. from Rutgers Law School. We believe that Ms. Gersh is a valuable member of the Board of Directors because of her extensive experience in the retail industry and her prior track record as a senior executive and a director on the boards of public companies.

Brad Hanson, 60, joined MoneyLion in 2024. He previously served as President and Chief Executive Officer of Pathward Financial, Inc. (f/k/a Meta Financial Group) until his retirement in 2021. Mr. Hanson has more than 30 years of experience in financial services, including numerous banking, card industry and technology-related capacities. Mr. Hanson began his banking career at BankFirst, which later became The Bancorp, Inc., where he started a mortgage lending division and later a payment card division that became one of the largest in the country. He is known as a pioneer of prepaid and played a significant role in the growth and development of the prepaid card industry. Mr. Hanson is a founding member of the Network Branded Prepaid Card Association and has been recognized as a Paybefore Industry Achievement Award winner. In addition to MoneyLion, Mr. Hanson serves on several boards of directors, including Cashless, Inc. (d/b/a Ready Credit) (since 2023), Source, Inc. (since 2016) (and the related companies of Help WorldWide (since 2016), WeSave, Inc. (since 2021) and International Clearinghouse, Inc. (since 2021)), Neighborli, Inc. (since 2023) and Bankaool (since 2019), as well as several 501(c)(3) non-profit organizations, including Operation HOPE (since 2017) and Hanson Family Foundation for the Well-Being of God’s Creatures (since 2023). He previously served as a director of Pathward Financial Inc. from 2005 to 2022. Mr. Hanson holds a B.A. in Economics from the University of South Dakota. We believe Mr. Hanson is a valuable member of the Board of Directors because of his extensive experience in and knowledge of the financial services and financial technology industries and his prior track record as a senior executive.

Annette Nazareth, 69, joined MoneyLion in 2021. She currently serves as a Senior Counsel at Davis Polk & Wardwell, where she worked from 2008 to 2021. Prior to her retirement, she led Davis Polk’s Trading and Markets practice in the firm’s Financial Institutions Group. She also served as head of the firm’s Washington, D.C. office. Ms. Nazareth is an experienced financial markets regulator, former SEC Commissioner, and recognized authority on financial markets regulatory issues. She regularly advised boards of directors on corporate governance matters and corporations that were subject to regulatory and enforcement actions. She also advised domestic and international clients, including broker-dealers, swap dealers, exchanges, clearinghouses and other financial institutions, across a broad range of complex financial regulatory and legislative matters. Ms. Nazareth currently serves on the board of Broadridge Financial Solutions and as Chair of the Integrity Council for the Voluntary Carbon Market, an organization that sets international standards for high integrity carbon credits. She also serves on several not-for-profit boards, including: Urban Institute (Chair); Watson Institute of Brown University; Board of Visitors of Columbia Law School; and the Advisory Board of the Institute at Brown for Environment and Society. She is also a member of the American Law Institute. Ms. Nazareth has been a key player in financial services regulation for much of her career, and was a highly regarded financial services policymaker for more than a decade. She joined the SEC Staff in 1998 as a Senior Counsel to Chairman Arthur Levitt and then served as Interim Director of the Division of Investment Management. She served as Director of the Division of Market Regulation (now the Division of Trading and Markets) from 1999 to 2005. In 2005, she was appointed an SEC Commissioner by President George W. Bush. Ms. Nazareth also served as the Commission’s representative in international meetings as a member of the Financial Stability Forum from 1999 to 2008. Mr. Nazareth holds an A.B. in History and Economics from Brown University and a J.D. from Columbia University. We believe Ms. Nazareth is a valuable member of the Board of Directors because of her extensive experience in the financial regulatory world and her prior track record as a senior attorney and government official.

Michael Paull, 53, joined MoneyLion in 2021. Mr. Paull currently serves as the Chief Executive Officer and a member of the board of directors of RBmedia, an audiobook publisher, which he joined in March 2024. He also serves on the board of directors of PlayOn! Sports. Mr. Paull previously served as President of Disney Streaming from 2022 to 2023 and oversaw Disney+, Hulu, ESPN+ and Star+ globally from Disney’s Media & Entertainment Distribution (DMED) segment. He and his team played a key role in Disney’s pivot into the direct-to-consumer space, launching ESPN+ in 2018, followed by the launch and rapid global expansion of Disney+ in 2019 and the launch of Star+ in Latin America in August 2021. Mr. Paull joined The Walt Disney Company in 2017 with the acquisition of Bamtech Media, where he served as CEO and has served as a director since 2017. Before joining Bamtech, Mr. Paull worked from 2012 to 2017 at Amazon as Vice President, Digital Video, where he ran Amazon Channels worldwide and was responsible for its global content, product, technology, operations, and marketing. During his tenure at Amazon, he also oversaw Prime Video and Amazon’s TVOD business in the U.S., as well as the development of Prime Music. Mr. Paull has more than 20 years of consumer product development, technology, content distribution and acquisition and media industry experience. Before Amazon, he led Sony Music’s digital business worldwide and held other senior leadership positions with Sony Pictures Entertainment, FOX Entertainment Group, and Time Warner. Mr. Paull received his M.B.A. from Harvard Business School, and holds a B.S. from the University of California. We believe Mr. Paull is a valuable member of the Board of Directors because of his extensive career in the technology industry and his leadership experience as President of Disney Streaming.

Chris Sugden, 55, joined MoneyLion in 2016. He currently serves as Managing Partner and Chairman of the investment committee of Edison Partners, with which he has been affiliated since 2002. He is a successful entrepreneur, experienced in finance, business strategy, accounting, product management, sales, marketing and capital formation. His financial and operating perspective for growth-stage companies makes him a valuable asset to portfolio company management. Mr. Sugden has deep domain, investment expertise and successful exits in payments, wealth management, electronic trading and capital markets segments. In addition to MoneyLion, Mr. Sugden currently sits on the board of three other Edison Partners’ fintech portfolio companies, Dash Solutions, YieldStreet and Zelis, and previously served as a director of Gain Capital Holdings, Inc. Mr. Sugden began his career with PricewaterhouseCoopers, where he was a supervisor in the entrepreneurial services group in Boston. Mr. Sugden holds a B.A. in Accounting and Finance from Michigan State University. We believe that Mr. Sugden is a valuable member of the Board of Directors because of his extensive experience in the financial services industry and his prior track record as a senior executive and director.

Richard (Rick) Correia, 52, joined MoneyLion in 2016 and serves as its President, Chief Financial Officer and Treasurer. Prior to joining MoneyLion, Mr. Correia served in various roles at Citadel from 2008 to 2016, most recently as the Chief Operating Officer of Surveyor Capital. Prior to joining Citadel, Mr. Correia served in various roles at Merrill Lynch from 2001 to 2008, most recently as the Chief Operating Officer of Alternative Investments. Previously, Mr. Correia was a Manager at Accenture. Mr. Correia received a Bachelor of Commerce from Queen’s University, Canada.

Timmie (Tim) Hong, 42, joined MoneyLion in 2015 and serves as its Chief Product Officer. Prior to joining MoneyLion, Mr. Hong was a part of the founding team of Tsumobi from 2011 to 2015, where he was responsible for growth, marketing, product and analytics. Previously, Mr. Hong was Senior Vice President of Product Development and Analytics at EmSense Corporation. Mr. Hong holds a Master of Science in Management Science and Engineering from Stanford University and a Bachelor of Science in Materials Science, Engineering and Physics from MIT.

Mark Torossian, 41, joined MoneyLion in January 2022 and serves as its Chief Accounting Officer. Prior to joining MoneyLion, Mr. Torossian was the Chief Accounting Officer of Salt Blockchain Inc. from March 2021 to January 2022. From March to December 2020, he was Senior Vice President of Finance & Principal Accounting Officer for OnDeck Capital Inc. (ONDK), a financial services company specializing in small business lending. Mr. Torossian joined OnDeck Capital Inc. from Bank of New York Mellon (“BNY”), where he held various leadership roles between 2008 and 2020. From January 2016 to March 2020, Mr. Torossian served as Director — Chief Financial Officer of BNY’s Asset Servicing Americas business, with responsibility for overseeing all aspects of financial and strategic support for U.S., Canada and Latin America. Mr. Torossian holds a MS Finance and BBA Public Accounting from Pace University and is a Certified Public Accountant (CPA) in the State of New York.

Adam VanWagner, 43, joined MoneyLion in 2018 and serves as its Chief Legal Officer and Secretary. Prior to joining MoneyLion, Mr. VanWagner was a lawyer with Kleinberg Kaplan from 2015 to 2018 and Davis Polk & Wardwell from 2012 to 2015. Previously, Mr. VanWagner was an entertainment industry professional holding various production and studio positions from 2005 to 2009. Mr. VanWagner holds a Juris Doctor from the Fordham University School of Law and a Bachelor of Arts from the University of Minnesota.

Board of Directors Composition and Director Nominees

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors is currently composed of nine directors. The number of directors is fixed by our Board of Directors, subject to the terms of our Certificate of Incorporation and our Amended and Restated Bylaws (as amended and restated from time to time, the “Bylaws”).

Our Certificate of Incorporation and our Bylaws provide for a classified Board of Directors consisting of three classes of directors, each serving staggered three-year terms as follows:

•
Our Class I directors are Diwakar (Dee) Choubey, Brad Hanson and Chris Sugden, with terms expiring at the 2025 Annual Meeting of Stockholders. Each Class I director is being nominated for election at this Annual Meeting to serve a three-year term until the 2028 Annual Meeting of Stockholders and until his or her successor is duly elected and qualified, subject to his or her earlier death, resignation or removal.
•
Our Class II directors are Dwight Bush, John Chrystal and Lisa Gersh, with terms expiring at the 2026 Annual Meeting of Stockholders.
•
Our Class III directors are Matt Derella, Annette Nazareth and Michael Paull, with terms expiring at the 2027 Annual Meeting of Stockholders.

•
At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our Board of Directors (including a vacancy created by an increase in the size of the Board of Directors) may be filled by the affirmative vote of a majority of the directors then in office, even if less than a quorum, or by the sole remaining director. If there are no directors in office, then an election of directors may be held in accordance with Delaware law. A director so elected to fill a vacancy shall hold office for a term that shall coincide with the term of the class to which such director shall have been elected.

In making recommendations to the Board of Directors of nominees to serve as directors, the Nominating and Corporate Governance Committee will examine each director nominee on a case-by-case basis regardless of who recommended the nominee and take into account all factors it considers appropriate, including enhanced independence, financial literacy and financial expertise. In evaluating director nominees, the Board of Directors, with assistance of the Nominating and Corporate Governance Committee, evaluates a nominee’s qualities, performance and professional responsibilities, but also the then current composition of the Board of Directors and the challenges and needs of the Board of Directors at that time, including issues of judgment, diversity, age, skills, background and experience. Although the Nominating and Corporate Governance Committee considers the issue of diversity among the factors used to identify director nominees, the Nominating and Corporate Governance Committee does not have a specific policy with respect to diversity of director nominees.

Board of Directors Leadership Structure

Mr. Chrystal serves as our independent Chair of the Board of Directors, and Mr. Choubey serves as our Chief Executive Officer. The Board of Directors meets in regularly scheduled executive sessions amongst non-management directors (comprised of our eight independent directors), which are presided over by Mr. Chrystal, as the independent Chair of the Board of Directors. We also have fully independent Audit, Nominating and Corporate Governance, Compensation and Risk and Compliance Committees, along with governance practices that promote independent leadership and oversight.

The Board of Directors believes that the foregoing structure separating the roles of Chair and Chief Executive Officer achieves an appropriate balance between the effective development of key strategic and operational objectives by the Chief Executive Officer, and the Chair’s independent oversight of management’s execution of such objectives at this time.

Committees of the Board of Directors

Our Board of Directors has four fully independent standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and Risk and Compliance Committee. Each of the committees reports to the Board of Directors as they deem appropriate and as the Board of Directors may request.

Audit Committee

Currently, the members of the Audit Committee are John Chrystal, Dwight Bush, Brad Hanson and Matt Derella. Brad Hanson serves as the Chair of the Audit Committee. The composition of the Audit Committee meets the requirements for independence under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the current NYSE listing standards and SEC rules and regulations. Each member of the Audit Committee is financially literate. In addition, the Board of Directors has determined that Brad Hanson is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). This designation does not impose on him any duties, obligations or liabilities that are greater than any that are generally imposed on members of the Audit Committee and the Board of Directors.

The Audit Committee oversees our corporate accounting and financial reporting process. The Audit Committee is also responsible for preparing the Audit Committee report that SEC rules require to be included in this Proxy Statement. The Audit Committee Charter details the principal responsibilities of the Audit Committee, including assisting the Board of Directors in its oversight of:

•
selecting a firm to serve as the independent registered public accounting firm to audit MoneyLion’s financial statements;

•
ensuring the independence of the independent registered public accounting firm;

•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, MoneyLion’s interim and year-end operating results;

•
develop and oversee compliance with MoneyLion’s Code of Business Conduct and Ethics (described below);

•
oversee the receipt, retention, and treatment of concerns about questionable accounting or audit matters, as well as oversee the receipt of matters referred to it pursuant to MoneyLion’s whistleblower policy;

•
considering the adequacy of MoneyLion’s internal controls and internal audit function;

•
reviewing material related party transactions or potential conflicts of interest involving officers and directors, or those that require disclosure; and

•
approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Currently, the members of the Compensation Committee are Lisa Gersh, Matt Derella, Chris Sugden and Michael Paull. Chris Sugden serves as the Chair of the Compensation Committee. Each member of the Compensation Committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and meets the requirements for independence under the current NYSE listing standards.

The Compensation Committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The Compensation Committee will also be responsible for preparing the Compensation Committee report once we are required by SEC rules to include it in our proxy statement or our annual report on Form 10-K, as applicable. The Compensation Committee Charter details the principal responsibilities of the Compensation Committee, including:

•
reviewing and approving, or recommending to the Board of Directors for approval, the compensation of MoneyLion’s executive officers and directors;

•
administering MoneyLion’s stock and equity incentive plans;

•
reviewing and approving, or making recommendations to the Board of Directors with respect to, incentive compensation and equity plans;

•
reviewing MoneyLion’s overall compensation philosophy; and

•
overseeing the administration of, and, as appropriate, the enforcement of, MoneyLion’s Financial Restatement Compensation Recoupment policy.

The Compensation Committee Charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee considers the independence of each such adviser, including the factors required by the NYSE and the SEC. The Compensation Committee may delegate to one or more officers of the Company the authority to make grants and awards or options to any non-Section 16 officer of the Company under such of the Company’s incentive-compensation or other equity-based plans as the Compensation Committee deems appropriate and in accordance with the terms of such plans.

Nominating and Corporate Governance Committee

Currently, the members of the Nominating and Corporate Governance Committee are Annette Nazareth, Lisa Gersh and Michael Paull. Lisa Gersh is the Chair of the Nominating and Corporate Governance Committee. Each member of the Nominating and Corporate Governance Committee meets the requirements for independence under the current NYSE listing standards.

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board of Directors. The Nominating and Corporate Governance Committee Charter details the principal responsibilities of the Nominating and Corporate Governance Committee, including:

•
identifying and recommending candidates for membership on the Board of Directors and for appointment to committees of the Board of Directors;

•
reviewing and recommending MoneyLion’s corporate governance guidelines and policies, and overseeing compliance with the same;

•
reviewing proposed waivers of the Code of Business Conduct and Ethics for directors and executive officers;

•
overseeing the process of evaluating the performance of the Board of Directors; and

•
assisting the Board of Directors on corporate governance matters.

Risk and Compliance Committee

Currently, the members of the Risk and Compliance Committee are Dwight Bush, Annette Nazareth and Chris Sugden. Dwight Bush serves as the Chair of the Risk and Compliance Committee. The Risk and Compliance Committee Charter details the principal responsibilities for the Risk and Compliance Committee, including:

•
reviewing systemic financial risks and enterprise exposure to MoneyLion, as well as risk exposure in other areas, including but not limited to credit, operational, fraud, cybersecurity, reputation, technology, legal, compliance and regulatory risk, and any related policies and procedures related to risk assessment and risk management;

•
reviewing MoneyLion’s compliance and data security programs, including cybersecurity and matters arising under MoneyLion’s whistleblower policy referred to it by the Audit Committee; and

•
reviewing major litigation or investigations against MoneyLion and any other material legal, compliance and regulatory matters.

Code of Business Conduct and Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of MoneyLion’s employees, officers and directors, including MoneyLion’s Chief Executive Officer, President, Chief Financial Officer and Treasurer and other executive and senior financial officers. We intend to disclose future amendments to MoneyLion’s Code of Business Conduct and Ethics, or any waivers thereof, on the investor relations section of MoneyLion’s website or in public filings, if required by applicable laws.

Copies of our Code of Business Conduct and Ethics, along with our Corporate Governance Guidelines and the Charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk and Compliance Committee, are available on our website at investors.moneylion.com. Information on or accessible through our website is not part of, or incorporated by reference into, this Proxy Statement. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us.

Compensation Committee Interlocks and Insider Participation

The following directors served on our Compensation Committee in 2024: Matt Derella, Lisa Gersh, Chris Sugden and Michael Paull. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Hedging and Pledging Policy

Our Insider Trading Policy covers hedging and pledging. Employees and directors are prohibited from engaging in any derivative transactions (including transactions involving options, puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) that are designed to hedge or speculate on any change in the market value of the Company’s equity securities. Employees and directors are also prohibited from shorting the Company’s stock. In addition, we prohibit employees and directors from pledging Company securities in any circumstance, and from holding Company securities on margin or holding Company securities in a margin account.

Insider Trading Policy

We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our company’s securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as NYSE listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Clawback Policy

In 2023, we adopted an executive compensation recoupment policy intended to comply with the requirements of Section 10D of the Exchange Act and the listing rules of the NYSE under which the Compensation Committee must recover certain excess incentive-based compensation received by executive officers in the event of a restatement of our financial statements due to our material noncompliance with any financial reporting required under U.S. federal securities laws. For more information on this policy, see Exhibit 97.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for MoneyLion executive officers who were “named executive officers” for 2024. For 2024, MoneyLion’s “named executive officers” and their positions were as follows:

• Diwakar Choubey, Chief Executive Officer and Director;

• Richard Correia, President, Chief Financial Officer and Treasurer;

• Timmie Hong, Chief Product Officer; and

• Adam VanWagner, Chief Legal Officer and Secretary.

MoneyLion is an emerging growth company and therefore is subject to reduced disclosure obligations regarding executive compensation, including only being required to provide disclosure with respect to the principal executive officer and the next two most highly compensated executive officers, resulting in three “named executive officers” and is exempt from the requirements of holding a nonbinding advisory vote on executive compensation. Notwithstanding the foregoing, MoneyLion is voluntarily providing disclosure with respect to an additional executive officer (a total of four “named executive officers”), which includes the principal executive officer and the three most highly compensated executive officers (who are not the principal executive officer).

Summary Compensation Table

The following table presents all the compensation awarded to, earned by or paid to MoneyLion’s named executive officers for the years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Diwakar Choubey	2024	650,000	1,084,082	5,732,732	13,800	7,480,614
Chief Executive Officer and Director	2023	650,000	1,084,082	4,848,284	13,200	6,595,566

Richard Correia	2024	600,000	808,163	3,821,804	13,800	5,243,767
President, Chief Financial Officer and Treasurer	2023	600,000	808,163	3,206,712	10,308	4,625,183

Timmie Hong	2024	500,000	733,245	1,910,928	13,800	3,157,973
Chief Product Officer	2023	500,000	584,402	1,674,783	13,200	2,772,385

Adam VanWagner	2024	475,000	555,182	1,910,981	13,800	2,954,963
Chief Legal Officer and Secretary	2023	475,000	555,182	1,794,148	13,200	2,837,530

(1)
Amounts for 2024 reflect an annual discretionary performance bonus determined by the Compensation Committee of the Board of Directors, based on performance in 2024.

(2)
Amounts for 2024 reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of (a) for Mr. Choubey, a grant of (i) 76,364 RSUs (as defined below) and (ii) 32,727 Annual PSUs (as defined below) (at 100% of target); (b) for Mr. Correia, a grant of (i) 50,909 RSUs and (ii) 21,818 Annual PSUs (at 100% of target); (c) for Mr. Hong, a grant of (i) 36,364 RSUs and (ii) 18,332 Annual PSUs (at 100% of target); and (d) for Mr. VanWagner, a grant of (i) 25,455 RSUs and (ii) 10,909 Annual PSUs (at 100% of target). Assuming that the highest level of the performance is achieved, Mr. Choubey would receive 39,272 Annual PSUs with a grant date value of $2,063,765, Mr. Correia would receive 26,182 Annual PSUs with a grant date value of $1,375,843; Mr. Hong would receive 13,091 Annual PSUs with a grant date value of $687,922; and Mr. VanWagner would receive 13,092 Annual PSUs with a grant date value of $687,985.

(3)
Amounts reflect matching contributions under the MoneyLion 401(k) Plan.

Elements of MoneyLion’s Executive Compensation Program

For the year ended December 31, 2024, the compensation for each named executive officer generally consisted of a base salary, a performance-based cash bonus (for the 2024 performance year), restricted stock units, performance share awards and standard employee benefits. These elements (and the amounts of compensation and benefits under each element) were selected because MoneyLion believes they are necessary to attract and retain executive talent which is fundamental to its success. Below is a more detailed summary of the current executive compensation program as it relates to MoneyLion’s named executive officers.

Base Salaries

The named executive officers receive a base salary to compensate them for services rendered to MoneyLion. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

2024 Discretionary Cash Bonuses

MoneyLion maintains a discretionary cash-based short-term incentive compensation program in which certain of its employees, including the named executive officers, are eligible to receive bonuses based on, among other things, the named executive officer’s individual performance and MoneyLion’s performance. Such awards are designed to incentivize the named executive officers with a variable level of compensation that is based on performance measures established by the Board of Directors or Compensation Committee, which included a number of different key performance indicators, like revenue, customer acquisition and EBITDA (the “Performance Goals”).

In 2024, Messrs. Choubey, Correia, Hong and VanWagner were each eligible to earn a discretionary annual cash bonus, based on individual and company performance. None of the named executive officers had an annual bonus target for 2024.

The actual bonuses earned, as determined by the Compensation Committee, by each named executive officer for performance in 2024 and paid in February 2025 are set forth above in the Summary Compensation Table ($1,084,082 for Mr. Choubey, $808,163 for Mr. Correia, $733,245 for Mr. Hong and $555,182 for Mr. VanWagner).

Equity Compensation

Equity Incentive Plan and Outstanding Awards

Our key equity programs include long-term incentives for our named executive officers, which is composed of performance-based restricted share units (“PSUs”) and restricted share units (“RSUs”).

Amended and Restated Omnibus Incentive Plan

We have adopted and our stockholders have approved the MoneyLion Inc. Omnibus Incentive Plan and we subsequently adopted and our stockholders approved the MoneyLion Inc. Amended and Restated Omnibus Incentive Plan (as may be amended and/or amended and restated from time to time, the “Omnibus Incentive Plan”) at the 2022 Annual Meeting of Stockholders. We expect that awards will continue to be made under the Omnibus Incentive Plan in the future.

The Omnibus Incentive Plan permits us to issue up to 3,635,941 shares of Class A Common Stock pursuant to awards issued under the Omnibus Incentive Plan. The number of shares of Class A Common Stock reserved for issuance under the Omnibus Incentive Plan will automatically increase on January 1 of each fiscal year until and including January 1, 2031 by an amount equal to the lesser of (i) 5% of the total number of shares of all classes of the Company’s voting stock outstanding on December 31st of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A Common Stock as determined by the Compensation Committee.

Any employee, director or consultant of MoneyLion is eligible to receive an award under the Omnibus Incentive Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations.

The Omnibus Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, other cash-based awards and other stock-based awards, or any combination thereof. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.

2024 Equity Grants

RSUs and Annual PSUs

In March of 2024, MoneyLion granted each of the named executive officers RSUs and PSUs pursuant to the terms and conditions of the Omnibus Incentive Plan. Each named executive officer was granted (i) RSUs that vest quarterly in twelve equal installments over a three-year period, beginning on February 15, 2024, generally subject to the applicable named executive officer’s continued employment through each vesting date, and (ii) PSUs that are earned based on the achievement of specified target key performance indicators during 2024 related to MoneyLion’s Performance Goals (the “Annual PSUs”) (with the number of Annual PSUs that can be earned to be between 80% and 120% of the target amount), one-third of which vest immediately upon the achievement of the Performance Goals (if ever achieved), and the remainder vesting quarterly in eight equal installments beginning after the date on which the Performance Goals were achieved, generally subject to the applicable named executive officer’s continued employment through each vesting date.

Mr. Choubey received a grant of (i) 76,364 RSUs and (ii) 32,727 Annual PSUs (at 100% of target), Mr. Correia received a grant of (i) 50,909 RSUs and (ii) 21,818 Annual PSUs (at 100% of target), Mr. Hong received a grant of (i) 25,525 RSUs and (ii) 10,910 Annual PSUs (at 100% of target), and Mr. VanWagner received a grant of (i) 25,455 RSUs and (ii) 10,910 Annual PSUs (at 100% of target).

In February of 2025, following the certification of the achievement of the Performance Goals by the Compensation Committee, Mr. Choubey earned 29,316 of his granted Annual PSUs, Mr. Correia earned 19,543 of his granted Annual PSUs, Mr. Hong earned 9,765 of his granted Annual PSUs and Mr. VanWagner earned 9,765 of his granted Annual PSUs.

Other Elements of Compensation

Retirement Plans

MoneyLion maintains a 401(k) defined contribution retirement savings plan for its employees in the United States, including the named executive officers, who satisfy certain eligibility requirements. Messrs. Choubey, Correia, Hong and VanWagner are eligible to participate in the 401(k) plan on the same terms as other U.S. full-time employees, including matching employer contributions equal to 100% of the first 3% of the employees’ contribution and 50% of the next 2% of the employees’ contribution.

Employee Benefits and Perquisites

All of MoneyLion’s full-time employees in the United States, including Messrs. Choubey, Correia, Hong and VanWagner, are eligible to participate in health and welfare plans, including medical, dental and vision benefits, medical and dependent care, flexible spending accounts, short-term and long-term disability insurance and life insurance.

MoneyLion believes the benefits described above are necessary and appropriate to provide a competitive compensation package to its named executive officers.

Clawback Policy

In 2023, we adopted an executive compensation recoupment policy intended to comply with the requirements of Section 10D of the Exchange Act and the listing rules of the NYSE under which the Compensation Committee must recover certain excess incentive-based compensation received by executive officers in the event of a restatement of our financial statements due to our material noncompliance with any financial reporting required under U.S. federal securities laws. A copy of this policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR-END

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Diwakar Choubey	11/15/2017	49,223	—	6.60	11/15/2027
	11/1/2018	15,315	—	12.00	11/1/2028
	9/21/2019	82,038	—	12.00	9/21/2029
	5/1/2020	5,468	—	17.70	5/1/2030
	2/1/2021	51,301	1,350	77.40	2/1/2031
	3/18/2022					6,071(3)	5,744,780
	3/18/2022					2,149(4)	2,164,872
	3/6/2023					55,555(3)	6,689,686
	3/17/2023							31,285(5)	3,043,034
	8/25/2023					44,000(7)	3,784,440
	3/7/2024					57,273(3)	4,926,051
	3/7/2024							32,727(6)	2,814,849

Richard Correia	11/15/2017	38,112	—	6.60	11/15/2027
	11/1/2018	7,534	—	12.00	11/1/2028
	9/21/2019	95,711	—	12.00	9/21/2029
	5/1/2020	5,468	—	17.70	5/1/2030
	2/1/2021	34,897	743	77.40	2/1/2031
	3/18/2022					3,779(3)	325,031
	3/18/2022					1,334(4)	114,737
	3/6/2023					37,035(3)	3,185,380
	3/17/2023					20,855(5)	1,793,739
	8/25/2023					33,833(7)	2,910,005

	3/7/2024					38,182(3)	3,284,034
	3/7/2024						21,818		1,876,566

Timmie Hong	3/1/2016	16,818	—	4.50	3/1/2026
	8/1/2016	7,465	—	4.50	8/1/2026
	11/15/2017	21,877	—	6.60	11/15/2027
	11/1/2018	12,761	—	12.00	11/1/2028
	9/21/2019	17,666	—	12.00	9/21/2029
	5/1/2020	27,345	—	17.70	5/1/2030
	2/1/2021	34,897	743	77.40	2/1/2031
	44638					1,251(3)	107,599
	3/18/2022					437(4)	37,586
	3/6/2023					15,275(3)	1,313,803
	3/17/2023					8600(5)	739,696
	8/25/2023					30,000(7)	1,880,700
	3/7/2024					19,092(3)	1,642,103
	3/7/2024							10,910(6)	938,369

Adam VanWagner	10/1/2018	74	—	10.20	10/1/2028
	9/21/2019	273	—	12.00	9/21/2029
	5/1/2020	2,475	—	17.70	5/1/2030
	2/1/2021	5,355	114	77.40	2/1/2031
	3/18/2022					1,517(3)	130,478
	3/18/2022					536(4)	23,051
	3/6/2023					18,516(3)	1,592,561
	3/17/2023					10,422(5)	896,396
	8/25/2023					24,000(7)	1,504,560
	3/7/2024					19,092(3)	1,642,103
	3/7/2024							13,090(6)	375,290

(1)
These options vest as to 25% of the options upon the first anniversary of the grant date, with the remaining 75% vesting in equal monthly installments over the following three-year period such that the award is fully vested four years after the grant date, generally subject to the named executive officer’s continued service through the applicable vesting dates.

(2)
Amounts set forth in this column are based on the per share closing price of Class A Common Stock on December 31, 2024, which was $86.01.

(3)
Represents RSUs that vest in twelve quarterly installments over a three-year period, generally subject to the named executive officer’s continued employment with MoneyLion or its subsidiaries through each vesting date.

(4)
Represents PSUs that were earned based on the achievement of specified target key performance indicators during 2022 related to MoneyLion’s Performance Goals and vest over a three-year period (including the year of grant), provided that the named executive officer generally remains employed through the applicable vesting date.

(5)
Represents PSUs that are earned based on the achievement of specified target key performance indicators during 2023 related to MoneyLion’s Performance Goals and vest over a three-year period (including the year of grant), provided that the applicable Performance Goals are achieved and the named executive officer generally remains employed through the applicable vesting date.

(6)
Represents PSUs that are earned based on the achievement of specified target key performance indicators during 2024 related to MoneyLion’s Performance Goals and vest over a three-year period (including the year of grant), provided that the applicable Performance Goals are achieved and the named executive officer generally remains employed through the applicable vesting date.

(7)
Represents Share Price PSUs that vest based on both the passage of time and the achievement of specified share price performance conditions. As of December 31, 2024, 100% of the Share Price PSUs had been earned.

Executive Compensation Arrangements

Executive Employment Agreements

In March of 2022, MoneyLion entered into new employment agreements with each of Messrs. Choubey, Correia, Hong and VanWagner (the “NEO Employment Agreements”), providing for their employment as our Chief Executive Officer, our Chief Financial Officer, our Chief Product Officer, and our Chief Legal Officer respectively. The NEO Employment Agreements supersede any prior employment agreements or offer letters with the foregoing named executive officers.

Each of the new employment agreements has an initial three-year term, which will automatically renew for successive one (1)-year terms unless either party provides ninety (90) days’ prior written notice of non-renewal. Mr. Choubey’s employment agreement provides Mr. Choubey with an annual base salary of $650,000, and that he will continue as Chief Executive Officer of MoneyLion and will serve on the Board of Directors, Mr. Correia’s employment agreement provides Mr. Correia with an annual base salary of $600,000 and that he will serve as Chief Financial Officer, Mr. Hong’s employment agreement provides Mr. Hong with an annual base salary of $500,000 and that he will serve as Chief Product Officer, and Mr. VanWagner’s employment agreement provides Mr. VanWagner with an annual base salary of $475,000 and that he will serve as Chief Legal Officer. Pursuant to each of the employment agreements, each named executive officer has an opportunity to earn an annual equity award grant, as determined by the Compensation Committee, and an annual bonus with a target amount to be determined by the Compensation Committee.

The NEO Employment Agreements provide for a discretionary annual cash bonus determined in the discretion of the Board of Directors or Compensation Committee, based on, among other things, the named executive officer’s performance and MoneyLion’s performance. The NEO Employment Agreements provided that the named executive officer must be in good standing on the actual payment date to be eligible to receive the bonus, except as discussed below.

Each of the employment agreements contains customary perpetual non-disclosure, non-disparagement and, for a period of twelve (12) months following termination of the named executive officer’s employment with the Company, non-compete and non-solicit covenants by which each of the named executive officer is bound.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The NEO Employment Agreements provide for severance upon the termination of a named executive officer under his employment agreement by MoneyLion without “Cause,” by the named executive officer for “Good Reason,” due to MoneyLion’s non-renewal of the applicable employment agreement or upon such named executive officer’s death or “Disability” (as such terms are defined in the applicable employment agreement), in addition to any accrued amounts, subject to certain conditions set forth in the applicable employment agreement, including the execution of a general release of any and all claims: (a) severance pay equal to the sum of (i) his base salary at his then current annual rate for a period of twelve (12) months following the termination date and (ii) his target bonus at the amount in effect at the time of termination or, if no target bonus has been determined for the year during which the termination of employment occurs, the annual bonus most recently paid to such named executive officer, (b) a pro rata performance-based annual bonus for the year of such named executive officer’s termination of employment, (c) continued participation in MoneyLion’s group medical and dental plans for a specified period following termination and (d) the immediate vesting of the portion of any previously granted and unvested option awards that would have vested during the one (1)-year period immediately following the date of termination of such named executive officer’s employment. Furthermore, in the event of the termination of any named executive officer’s employment within six (6) months prior to or twenty-four (24) months following a “Change in Control” (as defined in the applicable employment agreement), subject to certain conditions set forth in the applicable employment agreement, including the execution of a general release of any and all claims, the named executive officer will be entitled to (a) severance pay equal to the sum of (1) his base salary at his then current annual rate for a period of twenty-four (24) months following the termination date and (2) two times his target bonus at the amount in effect at the time of termination or, if no target bonus has been determined for the year during which the termination of employment occurs, the annual bonus most recently paid to such named executive officer, (b) a pro rata performance-based annual bonus for the year of such named executive officer’s termination of employment, (d) continued participation in the Company’s group medical and dental plans for a specified period following termination and (d) the immediate vesting of any previously granted and unvested option awards.

DIRECTOR COMPENSATION

Director Compensation Table

The following table sets forth information regarding compensation earned by or paid to MoneyLion’s directors during the year ended December 31, 2024, excluding Mr. Choubey, for whom we provided compensation disclosure in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Dwight Bush	70,000	153,456	223,456
John Chrystal	85,000	153,456	238,456
Matt Derella	56,000	153,456	209,456
Jeffrey Gary(3)	32,967	153,456	186,423
Lisa Gersh	54,000	153,456	207,456
Bradley Hanson(4)	26,374	307,685(4)	334,059
Annette Nazareth	54,000	153,456	207,456
Michael Paull	50,000	153,456	203,456
Chris Sugden	62,000	153,456	215,456

(1)
Reflects the grant date value of the 1,668 RSUs granted in accordance with the terms of the Outside Director Compensation Program (as described below) during the applicable year as calculated in accordance with ASC Topic 718. For such director, one-fourth of the grant vested on September 15, 2024, one-fourth of the grant vested on December 15, 2024, one-fourth vests on March 15, 2025, and one-fourth vests on June 15, 2025, in each case subject to each director’s continued service on the Board of Directors through such dates.

(2)
In 2024, each director other than Mr. Hanson was awarded an annual grant of 1,668 RSUs pursuant to the Outside Director Compensation Program. As of December 31, 2024, 834 RSUs remained unvested and outstanding for each director. For 2023, each director other than Mr. Hanson was awarded an annual grant of 5,000 RSUs pursuant to the Director Outside Compensation Program, which were fully vested as of December 31, 2024. In addition, Mr. Chrystal was previously granted an award of (i) 4,747 options on September 1, 2017 (all of which were vested as of December 31, 2024) that have an exercise price of $6.60 per share and (ii) 13,673 options on September 1, 2020 (of which 1,173 were vested as of December 31, 2024) that have an exercise price of $17.70 per share.

(3)
Mr. Gary resigned from the Board of Directors on July 11, 2024.

(4)
Mr. Hanson was appointed to the Board of Directors on July 15, 2024 and, in connection with such appointment, was granted an initial equity award of 4,078 RSUs pursuant to the Outside Director Compensation Program, with one sixth of the grant vesting on October 15, 2024 and the remainder vesting in equal one-twelfth installments on a quarterly basis, subject to Mr. Hanson’s continued service on the Board of Directors, until the award is fully vested on the third anniversary of the date of Mr. Hanson’s start of service on the Board of Directors. As of December 31, 2024, 3,400 RSUs relating to such initial grant remained unvested.

In November 2021, MoneyLion adopted the Outside Director Compensation Program that provides non-employee directors with the following annual cash retainers for service on the Board of Directors and its standing committees:

• A $40,000 annual cash retainer for service as a member of the Board of Directors;

• an additional $35,000 annual cash retainer for serving as the non-executive chair of the Board of Directors;

• the following additional cash retainers for service on the standing committees of the Board of Directors:

• Risk & Compliance Committee — $10,000 (or $20,000 as chair)

• Audit Committee — $10,000 (or $20,000 as chair)

• Compensation Committee — $6,000 (or $12,000 as chair)

• Nominating & Corporate Governance Committee — $4,000 (or $8,000 as chair)

In addition to the cash compensation, the Outside Director Compensation Program provides that our non-employee directors will be granted (i) an initial equity award of restricted stock units upon joining the board with a value of $300,000 based on a thirty (30) day volume weighted average price and (ii) an annual equity award of restricted stock units with a value of $150,000 based on a thirty (30) day volume weighted average price for each year thereafter (beginning in 2022). The initial equity award vests in equal quarterly instalments until it is fully vested on the third anniversary of the director’s appointment date and the annual equity award will vest quarterly such that it is fully vested on the first anniversary of the grant date, in each case subject to continued service through such date. The Outside Director Compensation Program also provides for the accelerated vesting of any unvested restricted stock units upon a Change in Control (as defined in the Omnibus Incentive Plan), subject to continued employment through the date of consummation of the Change in Control.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2024 except for one Form 4 that was filed late for Mr. Choubey to report one late disposition of certain shares of Class A Common Stock to Mr. Choubey's spouse for no consideration pursuant to a pro rata distribution by Telluride Capital Ventures, LLC.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of shares of Class A Common Stock by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Class A Common Stock;

•
each of our directors, nominees and executive officers; and

•
all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including RSUs and PSUs that vest within 60 days and options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of Class A Common Stock is based on 11,305,744 shares of Class A Common Stock as of February 11, 2025.

Unless otherwise indicated, MoneyLion believes that each person named in the table below has sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them.

	Shares Beneficially Owned
	Number	Percent
Directors and Executive Officers of MoneyLion:
Diwakar (Dee) Choubey(1)	862,227	7.63%
Richard (Rick) Correia(2)	117,877	1.04%
Timmie (Tim) Hong(3)	117,729	1.04%
Mark Torossian(4)	6,394	*
Adam VanWagner(5)	40,807	*
Dwight Bush(6)	10,969	*
John Chrystal(7)	50,722	*
Matt Derella(8)	8,256	*
Lisa Gersh(6)	10,969	*
Annette Nazareth(6)	10,969	*
Michael Paull(6)	10,969	*
Chris Sugden(6)	10,969	*
Brad Hanson(9)	679	*
All Directors and Executive Officers of MoneyLion as a Group (13 individuals)	1,259,536	11.14%
5% Holders:
Edison Partners VIII, LP(10)	1,062,505	9.40%
StepStone(11)	622,931	5.51%
BlackRock, Inc.(12)	656,113	5.80%

(1)
Includes (i) 139,299 shares of MoneyLion common stock held directly by Mr. Choubey, (ii) 3,333 shares of MoneyLion common stock held jointly by Mr. Choubey and his spouse, (iii) 148,527 shares of MoneyLion common stock held by Mr. Choubey’s spouse, (iv) 316,772 shares of MoneyLion common stock held in trusts, the beneficiaries of which are members of Mr. Choubey’s family and (v) 254,296 shares of MoneyLion common stock that Mr. Choubey has the right to acquire through the exercise of vested options as well as RSUs, PSUs and/or options vesting within 60 days. Mr. Choubey disclaims beneficial ownership of all shares of MoneyLion common stock held of record by such trusts.

(2)
Includes (i) 52,334 shares of MoneyLion common stock held directly by Mr. Correia and (ii) 65,543 shares of MoneyLion common stock which Mr. Correia has the right to acquire through the exercise of vested options as well as RSUs, PSUs and/or options vesting within 60 days.

(3)
Includes (i) 20,105 shares of MoneyLion common stock held directly by Mr. Hong and (ii) 97,624 shares of MoneyLion common stock which Mr. Hong has the right to acquire through the exercise of vested options as well as RSUs, PSUs and/or options vesting within 60 days.

(4)
Includes (i) 3,660 shares of MoneyLion common stock held directly by Mr. Torossian and (ii) 2,734 shares of MoneyLion common stock which Mr. Torossian has the right to acquire through RSUs and PSUs vesting within 60 days.

(5)
Includes (i) 19,551 shares of MoneyLion common stock held directly by Mr. VanWagner and (ii) 21,256 shares of MoneyLion common stock which Mr. VanWagner has the right to acquire through the exercise of vested options as well as RSUs, PSUs and/or options vesting within 60 days.

(6)
Includes (i) 10,552 shares of MoneyLion common stock held directly by the stockholder and (ii) 417 shares of MoneyLion common stock which the stockholder has the right to acquire through the exercise of RSUs vesting within 60 days.

(7)
Includes (i) 49,132 shares of MoneyLion common stock held directly by Mr. Chrystal and (ii) 1,590 shares of MoneyLion common stock which Mr. Chrystal has the right to acquire through the exercise of vested options as well as RSUs and/or options vesting within 60 days.

(8)
Includes (i) 7,839 shares of MoneyLion common stock held directly by Mr. Derella and (ii) 417 shares of MoneyLion common stock which Mr. Derella has the right to acquire through the exercise of RSUs options vesting within 60 days.

(9)
Includes (i) 339 shares of MoneyLion common stock held directly by Mr. Hanson and (ii) 340 shares of MoneyLion common stock which Mr. Hanson has the right to acquire through the exercise of vested options as well as RSUs, PSUs and/or options vesting within 60 days.

(10)
Edison VIII GP LLC, a Delaware limited liability company, is the general partner of Edison Partners VIII, L.P. Christopher S. Sugden, a member of the Board of Directors, is the Managing Member of the general partner. The business address of Edison Partners and its general partner is: Edison Partners, 281 Witherspoon Street, Suite 300, Princeton, NJ 08540.

(11)
Based on the Schedule 13G/A filed on November 8, 2024, StepStone Group LP (“StepStone”) is the investment manager of several direct stockholders of MoneyLion, including StepStone VC Global Partners VIII-A, L.P. (178,221 shares of MoneyLion common stock), StepStone VC Global Partners VIII-C, L.P. (11,687 shares of MoneyLion common stock), StepStone VC Opportunities IV, L.P. (401,324 shares of MoneyLion common stock), and StepStone SK Special, L.P. (31,699 shares of MoneyLion common stock) (collectively, the “StepStone Funds”). StepStone Group Holdings LLC (“StepStone Group Holdings”) is the general partner of StepStone, and StepStone Group Inc. is the sole managing member of StepStone Group Holdings. The business address of StepStone and each StepStone Fund is 4225 Executive Square, Suite 1600, La Jolla, CA 90237.

(12)
Based on the Schedule 13G/A filed on November 11, 2024, BlackRock, Inc. (“BlackRock”) is the parent holding company of several direct stockholders of MoneyLion, including BlackRock Advisors, LLC, Aperio Group, LLC, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc. and BlackRock Investment Management, LLC. The business address of BlackRock is 50 Hudson Yards, New York, NY 10001.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We describe below “Related Person Transactions” (as defined below) during our last fiscal year. Other than as described below, there have not been, nor are there any currently proposed, Related Person Transactions to which we have been or will be a party other than compensation arrangements, which are described where required under “Executive Compensation” and “Director Compensation.”

Related Person Transaction Policy

MoneyLion has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which MoneyLion or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•
any person who is, or at any time during the applicable period was, one of MoneyLion’s executive officers or a member of the Board of Directors;

•
any person who is known by MoneyLion to be the beneficial owner of more than five percent (5%) of MoneyLion’s voting stock;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of MoneyLion’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than five percent (5%) of MoneyLion’s voting stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10 percent (10%) or greater beneficial ownership interest.

MoneyLion has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to the Audit Committee Charter, the Audit Committee has the responsibility to review and approve related person transactions.

Registration Rights Agreement

In connection with the Business Combination, on September 22, 2021, certain stockholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with MoneyLion and Fusion Sponsor LLC, a Delaware limited liability company. The Registration Rights Agreement provides the parties thereto with certain demand, “piggy-back” and resale shelf registration rights following the expiration of any related lock-up period, as applicable, subject to certain minimum requirements and customary conditions.

Indemnification Agreements

MoneyLion is a party to indemnification agreements with each of its directors and executive officers. The indemnification agreements provide the directors and executive officers with contractual rights to indemnification to the fullest extent permitted by applicable law and expense advancement.

Marketing Consulting Agreement

MoneyLion is party to an Amended and Restated Marketing Consulting Agreement, dated as of May 11, 2021 and as amended from time to time (the “Marketing Consulting Agreement”), with LeadGen Data Services LLC (“LeadGen”), pursuant to which LeadGen provides MoneyLion with certain marketing, consumer acquisition, lead generation and other consulting services. Rohit D’Souza, a 5%+ shareholder, has an indirect ownership interest of approximately 16.5% of LeadGen. For the year ended December 31, 2024, MoneyLion incurred approximately $0.4 million of expenses and earned approximately $5.7 million of revenue under the Marketing Consulting Agreement.

Director Independence

Our Board of Directors is currently composed of nine directors, eight of whom qualify as independent within the meaning of the independent director guidelines of the New York Stock Exchange (the “NYSE”).

Consistent with our Corporate Governance Guidelines and the Charter of our Nominating and Corporate Governance Committee, our Board of Directors has made an affirmative determination as to the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships and as a result of this review, and upon the review and recommendation of the Nominating and Corporate Governance Committee, our Board of Directors has determined that each of Dwight Bush, John Chrystal, Matt Derella, Brad Hanson, Lisa Gersh, Annette Nazareth, Michael Paull and Chris Sugden is independent, as defined in the rules of the NYSE and applicable SEC rules and regulations.

Item 14. Principal Accountant Fees and Services

The following table provides information regarding the fees incurred to RSM US LLP during the fiscal years ended December 31, 2024 and 2023:

	Fiscal Years Ended December 31,
	2024	2023
Audit Fees(1)	$1,856,000	$1,687,641
Tax Fees(2)	75,320	4,000
Audit-Related Fees(3)	195,000	119,750
All Other Fees(4)	—	—
Total Fees	$2,126,320	$1,811,391

(1)
Consist of fees billed for professional services rendered for the audit of the Company’s year-end consolidated financial statements and the review of the Company’s interim condensed consolidated financial statements included in the Company’s quarterly reports.

(2)
Consist of fees for professional services performed with respect to tax compliance, tax advice and tax planning.

(3)
Consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” and for services that are normally provided by the independent registered public accounting firm in connection with regulatory filings, including review of registration statements, proxy statements, comfort letters and consents related thereto.

(4)
No other services were provided during the periods presented.

Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee reviews and, in its sole discretion, pre-approves all audit and permitted non-audit services to be provided by the independent auditors as provided under the Audit Committee Charter. The Audit Committee may delegate its authority to pre-approve services to the Chair of the Audit Committee, provided that such designees present any such approvals to the full Audit Committee at the next Audit Committee meeting.

Since the formation of the Audit Committee upon the consummation of the Business Combination on September 22, 2021, and on a going-forward basis, the Audit Committee has approved and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof, as described above.

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

2.4†

Agreement and Plan of Merger, dated as of December 10, 2024, by and among MoneyLion Inc., Gen Digital Inc., and Maverick Group Holdings Inc. (incorporated by reference to Exhibit 2.1 to MoneyLion Inc.'s Current Report on Form 8-K (File 001-39346), filed with the SEC on December 10, 2024).

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

10.5.4†

Amendment No. 4 to the Amended and Restated Carrying Agreement, dated July 10, 2024, by and between DriveWealth, LLC and ML Wealth, LLC (incorporated by reference to Exhibit 10.3 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File 001-39346), filed with the SEC on November 7, 2024).

10.6†

Account Servicing Agreement, dated January 14, 2020, by and among ML Plus LLC and MetaBank, dba Meta Payment Systems (incorporated by reference to Exhibit 10.6 of Fusion Acquisition Corp.’s Registration Statement on Form S-4 (File 333-255936), filed with the SEC on May 10, 2021).

10.6.1†

First Amendment to Account Servicing Agreement, dated December 8, 2021, by and between ML Plus LLC and MetaBank, N.A. (incorporated by reference to Exhibit 10.8 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 17, 2022).

10.6.2†

Second Amendment to Account Servicing Agreement, dated as of September 6, 2022, by and between ML Plus LLC and Pathward, N.A. (f/k/a MetaBank, N.A.) (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File No. 001-39346), filed with the SEC on November 10, 2022).

10.6.3†

Third Amendment to Account Servicing Agreement, by and between ML Plus LLC and Pathward, N.A. (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on August 6, 2024).

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

10.13+

Employment Agreement, dated as of March 14, 2022, by and between MoneyLion Technologies Inc. and Adam VanWagner (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File 001-39346), filed with the SEC on May 7, 2024).

10.14+	Form of PSU Grant Agreement (Share Price) (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on August 29, 2023).
10.15+	Form of RSU Grant Agreement (incorporated by reference to Exhibit 10.17 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 16, 2023).
10.16+	Form of PSU Grant Agreement (Annual) (incorporated by reference to Exhibit 10.18 of MoneyLion Inc.’s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 16, 2023).
10.17*+	Form of 2025 RSU Grant Agreement, by and between MoneyLion Inc. and Diwakar Choubey.
10.18*+	Form of 2025 RSU Grant Agreement, by and between MoneyLion Inc. and Richard Correia.
10.19*+	Form of 2025 RSU Grant Agreement, by and between MoneyLion Inc. and Timmie Hong.
10.20*+	Form of 2025 RSU Grant Agreement, by and between MoneyLion Inc. and Adam VanWagner.
10.21†

Master Receivables Purchase Agreement, dated as of June 30, 2024, by and among ML Plus LLC, as seller, Sound Point Capital Management LP, as purchaser agent, and SP Main Street Funding I LLC and each additional purchaser from time to time party thereto, as purchasers (incorporated by reference to Exhibit 10.2 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File 001-39346), filed with the SEC on August 6, 2024).

10.21.1

Amendment No. 1 to Master Receivables Purchase Agreement, dated as of July 19, 2024, by and among Sound Point Capital Management LP, as purchaser agent, SP Main Street Funding I LLC, as initial purchaser, and ML Plus LLC, as seller (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File 001-39346), filed with the SEC on November 7, 2024).

10.22†

Servicing Agreement, dated as of June 30, 2024, by and among MoneyLion Technologies Inc., as servicer, Sound Point Capital Management LP, as purchaser agent, and SP Main Street Funding I LLC and each additional purchaser from time to time party thereto, as purchasers (incorporated by reference to Exhibit 10.3 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File 001-39346), filed with the SEC on August 6, 2024).

10.22.1†

Omnibus Amendment No. 2 to Purchase Agreement and Amendment No. 1 to Servicing Agreement, dated as of August 23, 2024, by and among MoneyLion Technologies Inc., as servicer, Sound Point Capital Management LP, as purchaser agent, SP Main Street Funding I LLC, as initial purchaser, and ML Plus LLC, as seller (incorporated by reference to Exhibit 10.2 of MoneyLion Inc.'s Quarterly Report on Form 10-Q (File 001-39346), filed with the SEC on November 7, 2024).

10.23†

Credit Agreement, dated as of November 25, 2024, by and among MoneyLion Inc., as holdings, MoneyLion Technologies Inc., as borrower, the several lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent and lead arranger (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on November 25, 2024).

10.24†

Form of Voting and Support Agreement, by and among Gen Digital, Inc. and certain stockholders of MoneyLion, Inc (incorporated by reference to Exhibit 10.1 of MoneyLion Inc.'s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on December 11, 2024).

10.25

Form of Contingent Value Rights Agreement, by and among Gen Digital, Inc., Computershare Inc. and Computershare Trust Company, N.A.(incorporated by reference to Exhibit 10.2 of MoneyLion Inc.'s Current Report on Form 8-K (File No. 001-39346), filed with the SEC on December 11, 2024).

14.1

Code of Business Conduct and Ethics of MoneyLion Inc. (incorporated by reference to Exhibit 14.1 of MoneyLion Inc.'s Annual Report on Form 10-K (File No. 001-39346), filed with the SEC on March 16, 2023).

19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of MoneyLion Inc.
23.1*	Consent of RSM US LLP independent registered public accounting firm to MoneyLion Inc.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	MoneyLion Inc. Financial Restatement Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

MONEYLION INC.

Date: February 25, 2025	By:	/s/ Richard Correia
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

Name	Position

/s/ Diwakar Choubey	Chief Executive Officer and Director
Diwakar Choubey	(Principal Executive Officer)

/s/ Richard Correia	President, Chief Financial Officer and Treasurer
Richard Correia	(Principal Financial Officer)

/s/ Mark Torossian	Chief Accounting Officer
Mark Torossian	(Principal Accounting Officer)

/s/ John Chrystal	Chairman of the Board
John Chrystal

/s/ Dwight L. Bush	Director
Dwight L. Bush

/s/ Matt Derella	Director
Matt Derella

/s/ Brad Hanson	Director
Brad Hanson

/s/ Lisa Gersh	Director
Lisa Gersh

/s/ Annette Nazareth	Director
Annette Nazareth

/s/ Michael Paull	Director
Michael Paull

/s/ Chris Sugden	Director
Chris Sugden